Form 10-Q
period 1996-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1996-08-07
CIK 880026

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ---------------------

                           Commission File Number:  0-19594
                                                    -------

                            INSURANCE AUTO AUCTIONS, INC.
                            ------------------------------
                (Exact name of registrant as specified in its charter)

CALIFORNIA                                                           95-3790111
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1270 WEST NORTHWEST HIGHWAY, PALATINE, ILLINOIS                           60067
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                    (847) 705-9550
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      /x/  Yes       / /  No


                         APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

              CLASS                                 OUTSTANDING JUNE 30, 1996
              -----                                 -------------------------
    Common Stock, $0.001 Par Value                     11,275,874 shares

                                        INDEX

                            INSURANCE AUTO AUCTIONS, INC.

                                                                                   PAGE NUMBER
                                                                                   -----------

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .3

     Condensed Consolidated Balance Sheets
        as of June 30, 1996 and December 31, 1995. . . . . . . . . . . . . . . . . . . .3
     Condensed Consolidated Statements of Earnings for the
        Three Month Periods ended June 30, 1996 and June 30, 1995
        and the Six Month Periods ended June 30, 1996 and June 30, 1995. . . . . . . . .4
     Condensed Consolidated Statements of Cash Flows for the
        Six Month Periods ended June 30, 1996 and June 30, 1995. . . . . . . . . . . . .5
     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 1.  Legal Proceedings and Other Matters . . . . . . . . . . . . . . . . . . . . . 13

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . 13

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . 13

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                     June 30,               December 31,
                                                                       1996                     1995
                                                                ---------------          ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $    11,418,000          $       362,000
 Short-term investments                                               6,410,000                6,820,000
 Accounts receivable, net                                            27,671,000               30,198,000
 Inventories                                                          7,550,000                9,495,000
 Other current assets                                                 2,833,000                3,591,000
                                                                ---------------          ---------------
      Total current assets                                           55,882,000               50,466,000
                                                                ---------------          ---------------

Property and equipment, at cost, net                                 22,347,000               21,144,000

Other assets, principally goodwill, net                             138,411,000              139,023,000
                                                                ---------------          ---------------

                                                                $   216,640,000          $   210,633,000
                                                                ---------------          ---------------
                                                                ---------------          ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                         $     2,039,000          $     4,015,000
 Accounts payable                                                    18,797,000               20,531,000
 Accrued liabilities                                                 12,653,000               11,306,000
 Income taxes                                                         3,905,000                2,427,000
                                                                ---------------          ---------------
      Total current liabilities                                      37,394,000               38,279,000
                                                                ---------------          ---------------

Long-term debt, excluding current installments                       33,533,000               28,973,000
                                                                ---------------          ---------------

      Total liabilities                                              70,927,000               67,252,000
                                                                ---------------          ---------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
 Authorized 5,000,000 shares; none issued                                   ---                      ---
Common stock, par value of $.001 per share
 Authorized 20,000,000 shares; issued and outstanding
 11,275,874 and 11,270,141 shares as of June 30, 1996
 and December 31, 1995, respectively                                     11,000                   11,000
Additional paid-in capital                                          131,627,000              131,575,000
Retained earnings                                                    14,075,000               11,795,000
                                                                ---------------          ---------------

      Total shareholders' equity                                    145,713,000              143,381,000
                                                                ---------------          ---------------

                                                                $   216,640,000          $   210,633,000
                                                                ---------------          ---------------
                                                                ---------------          ---------------


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)



                                                 Three Month Periods                      Six Month Periods
                                                     Ended June 30,                          Ended June 30,
                                        ------------------------------------  ----------------------------------------

                                               1996                1995                1996                1995
                                                ----                ----                ----                ----
Net sales:
 Vehicle sales                          $   55,556,000      $   48,262,000     $   108,215,000      $   90,625,000
 Fee income                                 20,486,000          16,925,000          40,643,000          34,797,000
                                         --------------      --------------     ---------------      --------------

                                            76,042,000          65,187,000         148,858,000         125,422,000
Cost and expenses:
 Cost of sales                              59,678,000          50,188,000         117,627,000          95,408,000
 Direct operating expenses                  12,235,000          10,604,000          24,190,000          20,078,000
 Amortization of acquisition costs             938,000             808,000           1,865,000           1,578,000
                                         --------------      --------------     ---------------      --------------

    Earnings from operations                 3,191,000           3,587,000           5,176,000           8,358,000

Other (income) expense:
 Interest expense                              768,000             576,000           1,576,000             941,000
 Interest income                              (246,000)           (324,000)           (400,000)           (570,000)
                                         --------------      --------------     ---------------      --------------

    Earnings before income taxes             2,669,000           3,335,000           4,000,000           7,987,000

Income taxes                                 1,148,000           1,417,000           1,720,000           3,394,000
                                         --------------      --------------     ---------------      --------------

    Net earnings                         $   1,521,000       $   1,918,000       $   2,280,000       $   4,593,000
                                         --------------      --------------     ---------------      --------------
                                         --------------      --------------     ---------------      --------------


Net earnings per common and common
 equivalent shares outstanding           $         .13       $         .17       $         .20       $         .41
                                         --------------      --------------     ---------------      --------------
                                         --------------      --------------     ---------------      --------------

Weighted average common and common
 equivalent shares outstanding              11,369,000          11,318,000          11,355,000          11,318,000


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                       Six Month Periods
                                                                         Ended June 30,
                                                             -----------------------------------
                                                                    1996               1995
                                                                    ----               ----
Cash flows from operating activities:
Net earnings                                                 $   2,280,000       $   4,592,000
                                                             -------------       -------------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                               4,073,000           3,031,000
     Change in assets and liabilities (net of effects of
      acquired companies):
     (Increase) decrease in:
        Accounts receivable, net                                 2,527,000             310,000
        Inventories                                              1,945,000          (3,106,000)
        Other current assets                                       758,000             (12,000)
        Other assets                                               (22,000)           (447,000)
     Increase (decrease) in:
        Accounts payable                                        (1,808,000)         (1,377,000)
        Accrued liabilities                                      1,767,000             (27,000)
        Income taxes                                             1,478,000            (146,000)
                                                             -------------       -------------
          Total adjustments                                     10,718,000          (1,774,000)
                                                             -------------       -------------


     Net cash provided by operating activities                  12,998,000           2,818,000
                                                             -------------       -------------

Cash flows from investing activities:
 Short-term investments                                            410,000          (4,739,000)
 Capital expenditures                                           (3,411,000)         (5,246,000)
 Payments made in connection with acquired companies            (1,675,000)        (14,657,000)
                                                             -------------       -------------

     Net cash used in investing activities                      (4,676,000)        (24,642,000)
                                                             -------------       -------------

Cash flows from financing activities:
 Proceeds from issuance of Senior Notes and notes payable        4,536,000          19,899,000
 Proceeds from issuance of common stock                             52,000             237,000
 Principal payments on long-term debt and notes payable         (1,854,000)           (819,000)
                                                             -------------       -------------

     Net cash provided by financing activities                   2,734,000          19,317,000
                                                             -------------       -------------
     Net increase (decrease) in cash                            11,056,000          (2,507,000)

Cash and cash equivalents at beginning of period                   362,000           2,529,000
                                                             -------------       -------------

Cash and cash equivalents at end of period                   $  11,418,000       $      22,000
                                                             -------------       -------------
                                                             -------------       -------------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                $   1,266,000       $     230,000
     Income taxes                                                  260,000           3,463,000
                                                             -------------       -------------
                                                             -------------       -------------



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  GENERAL

    The unaudited condensed consolidated financial statements of Insurance Auto Auctions, Inc. and its subsidiaries (collectively, the "Company") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

    As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.  INCOME TAXES

    Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.


3.  NET EARNINGS PER SHARE

    Net earnings per share is based on the weighted average number of shares of common and common share equivalents outstanding.


4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 accounts to conform with the 1996 presentation.


5.  RECENT DEVELOPMENTS

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company adopted Statement No. 123 on January 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION IN THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND THIS FORM 10-Q.

OVERVIEW

         The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including fixed fee consignment, purchase agreement and percentage of sale consignment. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. Under the fixed fee and percentage of sale consignment sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

         Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle, pursuant to the purchase agreement. ACVs are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Until the significant rise in used car prices and ACVs during 1995, the conversion from consignment sales to purchase agreement sales generally benefited the Company. During 1995, however, used car prices and ACVs rose significantly. Despite the increase in used car prices and ACVs, prices at salvage auctions did not increase correspondingly. Because the Company's purchase price is fixed by contract, the increased ACVs can and has reduced profitability on the sale of vehicles under the purchase agreement method.

         The Company has renegotiated some of its purchase agreement contracts and is seeking to renegotiate certain others. If the relationship between ACVs and salvage prices remains at its present level, the Company may continue to encounter reduced profitability from purchase agreement contracts until they expire or are renegotiated. The Company continues to offer purchase agreements to those customers who select it, but generally at a lower percentage of ACV than previously offered to customers, based on current vehicle values. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

         The Company has grown through acquisitions and since June 1995 has acquired five salvage pools strategically located throughout the United States, and has opened a new facility start-up in Kansas City. The largest of these acquisitions, ADB Auctions, Inc. and its related company, ASC Auctions, Inc., occurred June 19, 1995. Of the four remaining smaller acquisitions, three were made in July, August and December 1995 and one was made in January 1996.

         The Company's operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase agreement method. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and this Form 10-Q for a further discussion of some of the factors that affect or could affect the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

         Net sales of the Company increased to $76,042,000 for the three months ended June 30, 1996, from $65,187,000 for the same three month period in 1995, a 17% increase. Sales were higher due to acquisitions, conversion of consignment sales to purchase agreement sales, same store growth and fee increases. Unit volume increased 26%, as compared to the same period in 1995, with most of the unit growth resulting from the acquired operations, while existing facilities volume increased 6%. Net sales growth from existing facilities increased 10%, as a result of conversion of consignment sales to purchase agreement sales and increased fees. The purchase agreement sales method of processing accounted for 39,000 vehicles, or 35% of total volume, up 17% from the same period in 1995.

         Cost of sales increased to $59,678,000 for the three months ended June 30, 1996, from $50,188,000 for the same period in 1995, a 19% increase. The increase in cost of sales was substantially a result of increased purchase agreement volume resulting from the conversion of existing consignment agreements, new purchase agreement accounts and volume from acquisitions. Cost of sales growth was higher than net sales growth, and as a percentage of net sales increased from 77% to 78%, mostly as a result of the increase of purchase agreement vehicles, higher prices per car paid due to higher ACVs and lower selling prices as a percent of ACV for some salvage vehicles on the purchase agreement method of sales.

         Direct operating expenses increased to $12,235,000 for the three months ended June 30, 1996, from $10,604,000 for the same period in 1995, a 15% increase. The increase in direct operating expenses was associated with the acquired operations, as well as the Company's continued investments in personnel, management information systems, facilities expansion and improvements, and related infrastructure to support its national rollout and growth. Direct operating expenses as a percentage of net sales were flat compared to the same period in 1995. Amortization of acquisition costs associated with the acquisitions increased to $938,000 for the three month period ended June 30, 1996 from $808,000 for the comparable period in 1995, as a result of amortization of goodwill for the acquisitions.

         Interest expense increased to $768,000 for the three months ended June 30, 1996, from $576,000 for the same period in 1995. The change in interest expense was mostly attributable to increases in notes payable to sellers of certain acquisitions and the utilization of a portion of the $15,000,000 Revolving Line of Credit Facility ("the Facility").

         Interest income decreased to $246,000 for the three month period ended June 30, 1996, from $324,000 for the comparable period in 1995. The change in interest income was attributable to a decrease in interest-bearing investments liquidated to help consummate the acquisitions.

         Income taxes decreased to $1,148,000 for the three months ended June 30, 1996, from $1,417,000 for the comparable period in 1995. This decrease was primarily the result of decreased earnings primarily due to lower margins.

         The Company's net earnings were $1,521,000 for the three months ended June 30, 1996, a 21% decrease from the comparable period in 1995 of $1,918,000.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         Net sales of the Company increased to $148,858,000 for the six months ended June 30, 1996, from $125,422,000 for the comparable six-month period in 1995, a 19% increase. Sales were higher due to acquisitions, conversion of consignment to purchase agreement, same store growth and fee increases. Unit volume increased 25% in the six-month period ended June 30, 1996, as compared to the similar period in 1995, with most of the unit growth resulting from the acquired operations, while existing facilities volume increased 3%. Net sales growth from existing facilities increased 10% as a result of same store growth, conversion of consignment to purchase agreement sales and increased fees. The purchase agreement sales method of processing accounted for 80,000 vehicles, or 35% of total volume, up 17% from the same period in 1995.

         Cost of sales increased to $117,627,000 in the six-month period ended June 30, 1996, from $95,408,000 in the comparable six month period in 1995, a 23% increase. The increase in cost of sales was substantially a result of same store growth, conversions of consignment to purchase agreement and volume from acquisitions. Cost of sales growth was higher than net sales growth, and as a percentage of net sales increased from 76% to 79%, mostly as a result of higher prices per car paid due to higher ACVs and lower selling prices as a percent of ACV for some salvage vehicles on the purchase agreement method of sales.

         Direct operating expenses increased to $24,190,000 for the six months ended June 30, 1996, from $20,078,000 for the same period in 1995, a 20% increase. The increase in direct operating expenses was associated with the acquired operations, as well as the Company's continued investments in personnel, management information systems, facilities expansion and improvements, and related infrastructure to support its national rollout and growth. Direct operating expenses as a percentage of net sales were flat compared to the same period in 1995. Amortization of acquisition costs associated with the acquisitions increased to $1,865,000 for the six month period ended June 30, 1996 from $1,578,000 for the comparable period in 1995, as a result of amortization of goodwill for the acquisitions.

         Interest expense increased to $1,576,000 for the six months ended June 30, 1996, from $941,000 for the same period in 1995. The change in interest expense was mostly attributable to increases in notes payable to sellers of certain acquisitions and the utilization of a portion of the Facility.

         Interest income decreased to $400,000 for the six month period ended June 30, 1996, from $570,000 for the comparable period in 1995. The change in interest income was attributable to a decrease in interest-bearing investments liquidated to help consummate the acquisitions.

         Income taxes decreased to $1,720,000 for the six month ended June 30, 1996, from $3,394,000 for the comparable period in 1995. This decrease was primarily the result of decreased earnings primarily due to lower margins and increased expenses.

         The Company's net earnings were $2,280,000 for the six months ended June 30, 1996, a 50% decrease from the comparable period in 1995 of $4,593,000.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1996, the Company had current assets of $55,882,000, including $17,828,000 of cash and cash equivalents and short term investments, current liabilities of $37,394,000 and working capital of $18,488,000. The $6,301,000 increase in working capital from December 31, 1995, was principally related to proceeds from long term borrowings under the Facility and net earnings. On August 1, 1995, the Company entered into the Facility with the bank, permitting borrowings of up to $15,000,000. The Facility, subject to certain terms and conditions, is for 3 years and bears interest at a variable rate. Approximately $4,500,000 in borrowings were outstanding on the Facility at June 30, 1996.

         At June 30, 1996, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $4,330,000, amounts due to the sellers of ADB aggregating $6,193,000 with imputed interest at 7.5%, amounts due to the seller of a smaller acquisition aggregating $500,000 which bears interest at 8.0% and $4,500,000 outstanding on the Facility which bears interest at a variable rate which is approximately 7% at June 30, 1996.

         Capital expenditures were approximately $3,411,000 for the six months ended June 30, 1996. These capital expenditures included upgrading and expanding management information systems and the Company's facilities. The Company currently leases most of its facilities and other properties.

         The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth possibly through new facility start-ups and acquisitions. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

         The Company's operating results have not historically been materially affected by inflation.

RECENT DEVELOPMENTS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value based method of accounting had been applied. The Company adopted Statement No. 123 on January 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         QUARTERLY FLUCTUATIONS. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, the availability of vehicles and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Revenues in any quarter are substantially dependent on a number of factors including attendance at salvage auctions and the market value of salvage vehicles. Revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels, however, are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors.

         DEPENDENCE ON KEY INSURANCE COMPANY SUPPLIERS. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1995, vehicles supplied by the Company's three largest suppliers accounted for approximately 51% of the

Company's unit sales. The largest suppliers, Allstate Insurance ("Allstate") and State Farm Insurance, each accounted for approximately 21% of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

         PROVISION OF SERVICES AS A NATIONAL OR REGIONAL SUPPLIER. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expend resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of such expenses by the insurance company suppliers.

         PURCHASE AGREEMENT METHOD OF SALE. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. In recent times, increased ACVs on which the Company's costs are based have reduced the profitability that the Company realizes on purchase agreement contracts. The Company is currently attempting to renegotiate its agreements with certain of these suppliers. There can be no assurance, however, that the Company can renegotiate the terms of these agreements on terms favorable to the Company. The failure to renegotiate some or all of these agreements could have a material adverse effect on the Company's operating results and financial condition. In addition, further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition.

         COMPETITION. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from buyer of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, certain salvage buyer groups and insurance companies some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

         RECENT MANAGEMENT CHANGES. There has recently been turnover in certain key positions in the Company. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         INTEGRATION AND EXPANSION OF FACILITIES. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. Finally, the Company has experienced a period of significant expansion that has placed a strain upon its management systems and resources. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's business, operating results and financial condition.

         VOLATILITY OF STOCK PRICE. The market price of the Company's common stock has been and could continue to be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation.

         GOVERNMENTAL REGULATION. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in governmental regulations or interpretations of existing regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. For example, the delays in the transfers of title caused by the implementation of the Torres Bill in California had a negative effect on the
Company's third and fourth quarter   results.  In addition to the regulation of
sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have material adverse effect of the Company's business, operating results and financial condition.

         ENVIRONMENTAL REGULATION. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation . Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's results of operations or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND OTHER MATTERS.

(a) The Registrant has been named as a defendant in two lawsuits filed by Registrant shareholders in the United States District Court for the Central District of California (in which two of the Registrant's officers, one of whom is a director, one additional director and one former officer and director are also defendants) and the Los Angeles County Superior Court (in which one of the Registrant's officers, who is also a director, one additional director and one former officer and director are also defendants). The lawsuit in federal court alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. The lawsuit in the state court alleges violations of California securities laws, and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of February 21, 1995 through August 4, 1995. The Registrant believes that both lawsuits are without merit and intends to defend against them vigorously. See Note 8 to the Registrant's Consolidated Financial Statements to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES.  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held June 19, 1996, the shareholders (i) elected eight directors to serve on the Company's Board of Directors, (ii) amended the Company's 1991 Stock Option Plan to effect an increase in the number of shares of Common Stock issuable under the plan by an additional 250,000 shares and (iii) ratified the Company's appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 1996. Shareholders holding 9,390,209 shares of Common Stock, representing 83% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

The vote for nominated directors was as follows:

               Director                Votes For           Votes Withheld
               --------                ---------           --------------

         Bradley S. Scott              9,056,837               333,372
         James P. Alampi               9,056,653               333,556
         Susan B. Gould                9,056,868               333,341
         Christopher G. Knowles        9,057,037               333,172
         Melvin R. Martin              9,054,183               336,026
         Thomas J. O'Malia             9,057,667               332,542
         Glen E. Tullman               9,056,767               333,442
         Richard A. Rosenthal          9,057,737               332,472

The vote for amending the Company's stock option plan was as follows:  For:
5,791,364; Against: 3,478,592; and Votes Withheld: 28,757.

The vote for ratifying the appointment of KPMG Peat Marwick LLP was as follows:
For: 9,377,846; Against: 6,069 and Votes Withheld: 6,294.

ITEM 5.  OTHER INFORMATION. NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.

            10.146 Revised Salvage Agreement by and between the Registrant and Allstate Insurance Company dated April 29, 1996.

            10.147 Employment Agreement by and between the Registrant and James
            P. Alampi dated March 11, 1996.

     (b) REPORTS ON FORM 8-K.  NONE

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSURANCE AUTO AUCTIONS, INC.




Date: August 5, 1996             By:   /s/Linda C. Larrabee
                                     -----------------------------------
                                  Name:     Linda C. Larrabee
                                  Title:    Senior Vice President, Chief
                                            Financial Officer and Secretary

                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                    EXHIBIT INDEX


                                                                 SEQUENTIALLY
EXHIBIT NO.                                                      NUMBERED PAGE
- -----------                                                      -------------

10.146        Revised Salvage Agreement by and between the            17
              Registrant and Allstate Insurance Company dated
              April 29, 1996.

10.147       Employment Agreement by and between the Registrant       40
              and James P. Alampi dated March 11, 1996.