Form 10-Q
period 1996-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1996-11-12
CIK 880026

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

                           Commission File Number:     0-19594
                                                       -------

                            INSURANCE AUTO AUCTIONS, INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

 California                                                           95-3790111
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1270 West Northwest Highway, Palatine, Illinois                            60067
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  (847) 705-9550
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            /X/ Yes  / / No

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

                      Class                 Outstanding September 30, 1996
                      -----                 ------------------------------
       Common Stock, $0.001 Par Value              11,282,088 shares

                                        INDEX

                            INSURANCE AUTO AUCTIONS, INC.

                                                                          PAGE NUMBER
                                                                          -----------
PART I.  FINANCIAL INFORMATION.........................................         3

Item 1.  Financial Statements (Unaudited)..............................         3

         Condensed Consolidated Balance Sheets
             as of  September 30, 1996 and December 31, 1995...........         3
         Condensed Consolidated Statements of Operations for the
             Three Month Periods ended September 30, 1996 and
             September 30, 1995 and the Nine Month Periods ended
             September 30, 1996 and September 30, 1995.................         4
         Condensed Consolidated Statements of Cash Flows for the
             Nine Month Periods ended September 30, 1996 and
             September 30, 1995........................................         5
         Notes to Condensed Consolidated Financial Statements..........         6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................         8

PART II.  OTHER INFORMATION............................................        15

Item 1.  Legal Proceedings and Other Matters...........................        15

Item 2.  Changes in Securities ........................................        15

Item 3.  Defaults upon Senior Securities...............................        15

Item 4.  Submission of Matters to a Vote of Security Holders...........        15

Item 5.  Other Information.............................................        15

Item 6.  Exhibits and Reports on Form 8-K..............................        15

Signatures.............................................................        16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                   September 30,         December 31,
                                       1996                 1995
                                   --------------        ------------
ASSETS

Current assets:
    Cash and cash equivalents       $  4,383,000        $    362,000
    Short-term investments             8,802,000           6,820,000
    Accounts receivable, net          32,485,000          30,198,000
    Inventories                        9,377,000           9,495,000
    Other current assets               2,773,000           3,591,000
                                    ------------        ------------
         Total current assets         57,820,000          50,466,000
                                    ------------        ------------
Property and equipment, at
  cost, net                           22,684,000          21,144,000
Other assets, principally
  goodwill, net                      137,542,000         139,023,000
                                    ------------        ------------
                                    $218,046,000        $210,633,000
                                    ------------        ------------
                                    ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current installments of
      long-term debt                $  2,064,000        $  4,015,000
    Accounts payable                  22,956,000          20,531,000
    Accrued liabilities               12,052,000          11,306,000
    Income taxes                       2,884,000           2,427,000
                                    ------------        ------------
       Total current liabilities      39,956,000          38,279,000
                                    ------------        ------------
Long-term debt, excluding
  current installments                31,577,000          28,973,000
                                    ------------        ------------
    Total liabilities                 71,533,000          67,252,000
                                    ------------        ------------
Shareholders' equity:
Preferred stock, par value of
  $.001 per share. Authorized
  5,000,000 shares; none issued.              --                  --
Common stock, par value of $.001
  per share Authorized 20,000,000
  shares; issued and outstanding
  11,282,088 and 11,270,141
  shares as of September 30, 1996
  and December 31, 1995, respectively     11,000              11,000
Additional paid-in capital           131,676,000         131,575,000
Retained earnings                     14,826,000          11,795,000
                                    ------------        ------------
       Total shareholders' equity    146,513,000         143,381,000
                                    ------------        ------------
                                    $218,046,000        $210,633,000
                                    ------------        ------------
                                    ------------        ------------

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                            Three Month Periods            Nine Month Periods
                            Ended September 30,             Ended September 30,
                       -------------------------    ----------------------------
                          1996           1995            1996          1995
                          ----           ----            ----          ----
Net sales:
    Vehicle sales      $48,707,000    $47,634,000    $156,922,000  $138,259,000
    Fee income          19,973,000     17,348,000      60,616,000    52,145,000
                       -----------    -----------     -----------   -----------
                        68,680,000     64,982,000     217,538,000   190,404,000
Cost and expenses:
    Cost of sales       54,941,000     52,125,000     172,568,000   147,533,000
    Direct operating
      expenses          11,010,000     11,100,000      35,200,000    31,178,000
    Amortization of
      acquisition costs    931,000        903,000       2,796,000     2,481,000
    Special charges          --         4,226,000         --          4,226,000
                       -----------    -----------     -----------   -----------
    Earnings from
      operations         1,798,000     (3,372,000)      6,974,000       760,000

Other (income)expense:
    Interest expense       713,000        718,000       2,289,000     1,659,000
    Interest (income)     (232,000)      (183,000)       (632,000)     (753,000)
                       -----------    -----------     -----------   -----------
    Earnings (loss)
      before income
      taxes              1,317,000     (3,907,000)      5,317,000     4,080,000

Income taxes (benefit)     566,000     (1,660,000)      2,286,000     1,734,000
                       -----------    -----------     -----------  ------------
    Net earnings
      (loss)           $   751,000    $(2,247,000)    $ 3,031,000  $  2,346,000
                       -----------    -----------     -----------  ------------
                       -----------    -----------     -----------  ------------
Net earnings (loss)
  per common and
   common equivalent
   shares outstanding  $       .07    $      (.20)     $       .27  $        .21
                       -----------    -----------      -----------  ------------
                       -----------    -----------      -----------  ------------
Weighted average
  common and common
  equivalent shares
  outstanding           11,320,000     11,284,000       11,338,000    11,307,000

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            INSURANCE AUTO AUCTIONS, INC.
                                   AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                      Nine Month  Periods
                                                      Ended September 30,
                                                    -------------------------
                                                        1996        1995
                                                        ----        ----
Cash flows from operating activities:
Net earnings                                        $ 3,031,000   $ 2,346,000
                                                    -----------   -----------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                     6,195,000     4,733,000
    Non-cash special charges                             --         2,512,000
    Change in assets and liabilities (net of
     effects of acquired companies):
    (Increase) decrease in:
      Accounts receivable, net                       (2,287,000)     (387,000)
      Inventories                                       118,000    (2,291,000)
      Other current assets                              818,000      (510,000)
      Other assets                                      (84,000)     (110,000)
    Increase (decrease) in:
      Accounts payable                                2,351,000    (1,599,000)
      Accrued liabilities                             1,241,000     1,967,000
    Income taxes payable                                457,000    (1,859,000)
                                                    -----------   -----------
    Total adjustments                                 8,809,000     2,456,000
                                                    -----------   -----------

    Net cash provided by operating activities        11,840,000     4,802,000
                                                    -----------   -----------

Cash flows from investing activities:
  Sale (purchase) of short-term investments          (1,982,000)    1,973,000
  Capital expenditures                               (4,939,000)   (8,249,000)
  Payments made in connection with
    acquired companies, net of cash acquired         (1,797,000)  (18,474,000)
                                                    -----------   -----------
    Net cash used in investing activities            (8,718,000)  (24,750,000)
                                                    -----------   -----------
Cash flows from financing activities:
  Payment of notes payable                           (3,770,000)     (856,000)
  Net proceeds from issuance of Senior Notes
    and notes payable                                 4,568,000    19,605,000
  Proceeds from issurance of common stock               101,000       367,000
                                                    -----------   -----------
    Net cash provided by financing activities           899,000    19,116,000
                                                    -----------   -----------

    Net increase (decrease) in cash                   4,021,000      (832,000)

Cash and cash equivalents at beginning of period        362,000     2,529,000
                                                    -----------   -----------
Cash and cash equivalents at end of period          $ 4,383,000   $ 1,697,000
                                                    -----------   -----------
                                                    -----------   -----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                        $ 2,597,000   $ 1,177,000
    Income taxes                                      1,858,000     4,039,000
                                                    -----------   -----------
                                                    -----------   -----------
                                       5

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

3.  NET EARNINGS (LOSS) PER SHARE

    Net earnings (loss) per share is based on the weighted average number of shares of common and common share equivalents outstanding.

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

    In August 1995, the Registrant was named as a defendant in two lawsuits filed by Registrant shareholders. The first suit was filed in the U.S. District Court for the Central District of California. This suit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, the federal court denied certification of the plaintiff class on the ground that the named plaintiff was not an adequate class representative. As a result, a new plaintiff shareholder is currently seeking to be certified to represent the class alleged. The Registrant believes that this lawsuit is without merit and intends to continue to defend against it vigorously.

    The second suit was filed in the Los Angeles County Superior Court. This suit alleged violations of California securities laws and purported to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of February 21, 1995 through August 4, 1995. In August 1996, the state court refused to certify this class on the ground that the named plaintiff was not an adequate class representative. As a result, the action has been dismissed and judgment has been entered in favor of the Registrant and its officers and directors without payment of any consideration.

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

         The Company has grown through acquisitions and since June 1995 has acquired five salvage pools (the "Acquisitions") strategically located throughout the United States, and has opened a new facility start-up in Kansas City. The largest of these acquisitions, ADB Auctions, Inc. and its related company, ASC Auctions, Inc., occurred June 19, 1995. Of the four remaining smaller acquisitions, three were made in July, August and December 1995 and one was made in February 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales of the Company increased to $68,680,000 for the three months ended September 30, 1996, from $64,982,000 for the same three month period in 1995, a 6% increase. Sales were higher due to acquired operations, same store growth, and fee increases. Unit volume increased 8%, as compared to the same period in 1995, with most of the unit growth resulting from acquired operations, while existing facilities volume increased 2%. Net sales growth from existing facilities increased 6%, as a result of same store growth and increased fees. The purchase agreement sales method of processing accounted for 36,000 vehicles, or 33% of total volume, up 2% from the same three-month period in 1995.

         Cost of sales increased to $54,941,000 for the three months ended September 30, 1996, from $52,125,000 for the same period in 1995, a 5% increase. Cost of sales, as a percentage of sales, compared to the same quarter last year, were flat.

         Direct operating expenses decreased to $11,010,000 for the three months ended September 30, 1996, from $11,100,000, excluding special charges of $4,226,000, for the same period in 1995, a 1% decrease. The decrease in direct operating expenses was associated with the Company's continued cost reduction efforts. Direct operating expenses as a percentage of net sales were down 1% compared to the same period in 1995. Amortization of acquisition costs associated with the Acquisitions increased to $931,000 for the three month period ended September 30, 1996 from $903,000 for the comparable period in 1995, as a result of amortization of goodwill for the Acquisitions.

         Interest expense decreased to $713,000 for the three months ended September 30, 1996, from $718,000 for the same period in 1995. The reduction in interest expense is attributable to prior payments of notes payable to sellers of certain acquisitions. This reduction was offset by the prior utilization of a portion of the $15,000,000 Revolving Line of Credit Facility the "Facility."

         Interest income increased to $232,000 for the three month period ended September 30, 1996, from $183,000 for the comparable period in 1995. The change in interest income was attributable to an increase in interest-bearing investments.

         Income taxes increased to $566,000 for the three months ended September 30, 1996, from the $1,660,000 benefit for the comparable period in 1995. This increase was primarily the result of the special charges that were incurred in 1995.

         The Company's net earnings were $751,000 for the three months ended September 30, 1996, a 133% increase from the comparable period in 1995 which was a loss of $2,247,000, resulting principally from the aforementioned special charges.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Net sales of the Company increased to $217,538,000 for the nine months ended September 30, 1996, from $199,404,000 for the comparable nine-month period in 1995, a 14% increase. Sales were higher due to acquisitions, same store growth, and fee increases. Unit volume increased 19% in the nine-month period ended September 30, 1996, as compared to the similar period in 1995, with most of the unit growth resulting from the acquired operations, while existing facilities volume increased 3%. The purchase agreement sales method of processing accounted for 115,000 vehicles, or 35% of total volume, up 15% from the same nine-month period in 1995.

    Cost of sales increased to $172,568,000 in the nine-month period ended September 30, 1996, from $147,533,000 in the comparable nine month period in 1995, a 17% increase. The increase in cost of sales was substantially a result of same store growth, conversions of consignment to purchase agreement and volume from acquisitions. Cost of sales growth was higher than net sales growth, and as a percentage of net sales increased from 77% to 79%, mostly as a result of higher prices per car paid due to higher ACVs and lower selling prices as a percent of ACV for some salvage vehicles on the purchase agreement method of sales.

         Direct operating expenses increased to $35,200,000 for the nine months ended September 30, 1996, from $31,178,000, excluding special charges of $4,226,000, for the same period in 1995, a 13% increase. The increase in direct operating expenses was associated with the acquired operations, as well as the Company's continued investments in personnel, management information systems, facilities expansion and improvements. Direct operating expenses as a percentage of net sales were flat compared to the same period in 1995. Amortization of acquisition costs associated with the Acquisitions increased to $2,796,000 for the nine month period ended September 30, 1996, from $2,481,000 for the comparable period in 1995, as a result of amortization of goodwill for the Acquisitions.

    Interest expense increased to $2,289,000 for the nine months ended September 30, 1996, from $1,659,000 for the same period in 1995. The change in interest expense was mostly attributable to increases in notes payable to sellers of certain acquisitions and the utilization of a portion of the

         Interest income decreased to $632,000 for the nine-month period ended September 30, 1996, from $753,000 for the comparable period in 1995. The change in interest income was attributable to a decrease in interest-bearing investments liquidated to help consummate the acquisitions.

         Income taxes increased to $2,286,000 for the nine months ended September 30, 1996, from $1,734,000 for the comparable period in 1995. This increase was primarily the result of increased earnings primarily due to fee increases and the special charges incurred in 1995.

         The Company's net earnings were $3,031,000 for the nine months ended September 30, 1996, a 29% increase from the comparable period in 1995 of $2,346,000.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1996, the Company had current assets of $57,820,000, including $13,185,000 of cash and cash equivalents and short term investments, current liabilities of $39,956,000 and working capital of $17,864,000. The $5,677,000 increase in working capital from December 31, 1995, was principally related to proceeds from long term borrowings under the Facility and net earnings. On August 1, 1995, the Company entered into the Facility with the bank, permitting borrowings of up to $15,000,000. The Facility, subject to certain terms and conditions, expires in August 1998 and bears interest at a variable rate. Approximately $4,500,000 in borrowings were outstanding on the Facility at September 30, 1996.

         At September 30, 1996, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $4,283,000, amounts due to the sellers of ADB aggregating $3,667,000 with imputed interest at 7.5%, amounts due to the seller of a smaller acquisition aggregating $500,000 which bears interest at 8.0% and $4,500,000 outstanding on the Facility which bears interest at a variable rate which is approximately 7% at September 30, 1996.


         Capital expenditures were approximately $4,939,000 for the nine months ended September 30, 1996. These capital expenditures included upgrading and expanding Company's facilities and management information systems. The Company currently leases most of its facilities and other properties.

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

    In August 1995, the Registrant was named as a defendant in two lawsuits filed by Registrant shareholders. The first suit was filed in the U.S. District Court for the Central District of California. This suit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, the federal court denied certification of the plaintiff class on the ground that the named plaintiff was not an adequate class representative. As a result, a new plaintiff shareholder is currently seeking to be certified to represent the class alleged. The Registrant believes that this lawsuit is without merit and intends to continue to defend against it vigorously.

    The second suit was filed in the Los Angeles County Superior Court. This suit alleged violations of California securities laws and purported to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of February 21, 1995 through August 4, 1995. In August 1996, the state court refused to certify this class on the ground that the named plaintiff was not an adequate class representative. As a result, the action has been dismissed and judgment has been entered in favor of the Registrant and its officers and directors without payment of any consideration.

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

         DEPENDENCE ON KEY INSURANCE COMPANY SUPPLIERS. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1995, vehicles supplied by the Company's three largest suppliers accounted for approximately 49% of the Company's unit sales. The largest suppliers, Allstate Insurance ("Allstate") and State Farm Insurance, accounted for approximately 21% and 19% respectively, of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND OTHER MATTERS.

(a) In August 1995, the Registrant was named as a defendant in two lawsuits filed by Registrant shareholders. The first suit was filed in the U.S. District Court for the Central District of California and named as defendants one of the Registrant's officers who is also a director, one additional director, three former officers and two former directors. This suit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, the federal court denied certification of the plaintiff class on the ground that the named plaintiff was not an adequate class representative. As a result, a new plaintiff shareholder is currently seeking to be certified to represent the class alleged. The Registrant believes that this lawsuit is without merit and intends to continue to defend against it vigorously. See Note 8 to the Registrant's Consolidated Financial Statements to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The second suit was filed in the Los Angeles County Superior Court and named as defendants one of the Registrant's officers who is also a director, one additional director and one former officer and director. This suit alleged violations of California securities laws and purported to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of February 21, 1995 through August 4, 1995. In August 1996, the state court refused to certify this class on the ground that the named plaintiff was not an adequate class representative. As a result, the action has been dismissed and judgment has been entered in favor of the Registrant and its officers and directors without payment of any consideration.

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  OTHER INFORMATION. NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  EXHIBITS.  NONE
             (b)  REPORTS ON FORM 8-K.  NONE

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INSURANCE AUTO AUCTIONS, INC.




Date: November 7, 1996            By:  /s/ Linda C. Larrabee
                                     -----------------------------------------
                                     Name:     Linda C. Larrabee
                                     Title:    Senior Vice President, Chief
                                             Financial Officer and Secretary

                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)