Form 10-Q/A
period 1996-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1997-02-11
CIK 880026

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q/A

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
                                                    -------

                            INSURANCE AUTO AUCTIONS, INC.
                            ------------------------------
                (Exact name of registrant as specified in its charter)

CALIFORNIA                                                           95-3790111
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1270 WEST NORTHWEST HIGHWAY, PALATINE, ILLINOIS                           60067
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                    (847) 705-9550
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION IN THIS SECTION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AND THIS AMENDMENT TO FORM 10-Q.

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

The vote for ratifying the appointment of KPMG Peat Marwick LLP was as follows:
For: 9,377,846; Against: 6,069 and Votes Withheld: 6,294.

ITEM 5.  OTHER INFORMATION. NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) EXHIBITS.

          * 10.146 Revised Salvage Agreement by and between the Registrant and Allstate Insurance Company dated April 29, 1996.

            10.147 Employment Agreement by and between the Registrant and James
            P. Alampi dated March 11, 1996.

     (b) REPORTS ON FORM 8-K.  NONE

_______________________

  *   Confidential treatment granted as to certain portions of these exhibits.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSURANCE AUTO AUCTIONS, INC.




Date: February 10, 1997          By:   /s/Linda C. Larrabee
                                     -----------------------------------
                                  Name:     Linda C. Larrabee
                                  Title:    Senior Vice President, Chief
                                            Financial Officer and Secretary

                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                    EXHIBIT INDEX


                                                                  SEQUENTIALLY
EXHIBIT NO.                                                       NUMBERED PAGE
-----------                                                       -------------

*  10.146       Revised Salvage Agreement by and between the            17
                Registrant and Allstate Insurance Company dated
                April 29, 1996.

   10.147       Employment Agreement by and between the Registrant      40
                and James P. Alampi dated March 11, 1996.

_______________________

  *   Confidential treatment granted as to certain portions of these exhibits.