Form 10-K405
period 1996-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1997-03-31
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -----------------------------------------


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       Commission File Number 0-19594

                   -----------------------------------------


                         INSURANCE AUTO AUCTIONS, INC.
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                     95-3790111
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

                          1270 WEST NORTHWEST HIGHWAY
                            PALATINE, ILLINOIS 60067
                                 (847) 705-9550
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                   -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq National Market on March 15, 1997) held by non-affiliates of the Registrant as of March 15, 1997 was approximately $39,700,000. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 15, 1997, the Registrant had outstanding 11,288,617 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders are incorporated herein by reference in Part III hereof.

================================================================================

                                     PART I
ITEM 1.  BUSINESS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are legislative acts, weather conditions, market value of salvage declining, management changes, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


GENERAL

             Insurance Auto Auctions, Inc., together with its subsidiaries (collectively, "IAA" or the "Company"), offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions. In an accident, theft or other claims adjustment process, insurance companies typically take possession of a vehicle because (i) based on economic and customer service considerations, the vehicle has been classified as a "total loss" and the insured replacement value has been paid rather than the cost of repair or (ii) a stolen vehicle is recovered after the insurance company has settled with the insured. The Company generally sells these vehicles at live or closed bid auctions on a competitive-bid basis at one of the Company's facilities.

             The Company processes salvage vehicles under three methods: purchase agreement, fixed fee consignment and percentage of sale consignment. Under the purchase agreement method, IAA generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by contract with the insurance company supplier and then resells these vehicles for IAA's own account at IAA auctions. Under the fixed fee consignment and percentage of sale consignment method, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

             Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations, resulting in a network of 46 salvage pools in 19 states. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee consignment arrangements. In 1996, approximately 67% of the vehicles processed by IAA were sold under the fixed fee and percentage of sale consignment methods, 33% were sold under the purchase agreement method.

             The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Three of the insurance company suppliers, Allstate Insurance Company, Farmers Insurance Group and State Farm Insurance Company, collectively, accounted for approximately 49% and 51%, respectively, of vehicles sold by the Company in 1996 and 1995.


HISTORY

             The Company was organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. ("LAAS"). In January 1990, all the outstanding capital stock of LAAS was acquired in a leveraged buyout and, in October 1991, LAAS changed its name to Insurance Auto Auctions, Inc. The Company completed its initial public offering in November 1991 and its common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IAAI.

IAA PURCHASE AGREEMENT METHOD

             Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. IAA then works to enhance the value of purchased vehicles in the selling process and assumes the risk of market price variation for vehicles so processed. Under the purchase agreement, insurance companies may outsource much of the salvage administration workload and this potentially reduces their expenses accordingly. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV"), depending on the vehicle's age, certain other conditions and whether the vehicle is a total loss or recovered theft vehicle. In 1996, approximately 33% of the units processed by IAA were processed through the purchase agreement method of sale, compared with 36% in 1995.


IAA FIXED FEE CONSIGNMENT SALE METHOD

             Approximately 63% of the Company's vehicles for the year ended December 31, 1996 were sold on the fixed fee consignment method of sale, compared with 61% in 1995. Under this method of sale, the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. As agent, the Company arranges for the salvage vehicle to be towed to its facility and processes the car for sale. Under this method of disposal, the Company charges fees to the insurance company supplier, typically including a towing fee, a title processing fee and a storage and salvage sales fee. Since the Company does not own the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 10% to 20% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.


IAA PARTNERPLUS(TM) (PERCENTAGE OF SALE CONSIGNMENT) METHOD

             The Company offers certain of the services provided to its purchase agreement suppliers to particular consignment suppliers. In 1993, IAA introduced the PartnerPlus(TM) service program, combining several of IAA's purchase agreement services with a percentage of sale consignment arrangement under which the insurance company receives a negotiated percentage of the vehicle selling price. As under the fixed fee consignment method, IAA acts as an agent for the supplier. The PartnerPlus(TM) arrangement provides suppliers with potentially greater upside since IAA's fees are tied to selling prices and IAA has, thus, more incentive to invest in improvements to salvage vehicles to maximize sale prices. Many of these enhancements (starting vehicles to show that the engines run, for example) are practiced with purchase agreement vehicles with which the Company has expertise. The PartnerPlus(TM) arrangement provides to certain suppliers a competitive alternative to traditional fixed fee consignment services. Approximately 3%, of the Company's vehicles processed by the Company were sold under the percentage of sale consignment method in both 1996 and 1995.


SERVICES PROVIDED TO ALL SUPPLIERS

             The process of salvage disposition through the IAA system commences when the insurance company determines that a vehicle has been totaled or when a stolen vehicle has been recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or, where available, through the Company's on-line DataLink(TM) system. DataLink(TM) is the Company's proprietary computer order processing system that enables insurance company suppliers to access their data electronically and to retrieve information on a vehicle at any time during the claims adjustment and disposal process.

             The Company's FastTow(TM) service also provides towing services which guarantee that vehicles will be delivered to a Company branch storage facility, usually within one to two business days of assignment within a designated service area. In retrieving a vehicle, the FastTow(TM) service will also advance, on behalf of the supplier, any storage and towing charges incurred when the vehicle was initially towed from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by the Company, the towing subcontractor generally will pay the charges at time of vehicle pick up and deliver the vehicle to the predetermined Company auction and storage facility. The rapid retrieval time and review of advance charges are also intended to increase the insurance company's net return on salvage. The FastTow(TM) service is normally provided to insurance company purchase agreement, percentage of sale and consignment suppliers.

             In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop (which can be as high as $30 per day per car) and improve service time to the policyholder, the Company and certain of its insurance company suppliers have established vehicle inspection centers ("VICs") at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at an IAA site that is operated by the insurance company. Suspected total loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the vehicle is totaled by the insurance company, the vehicle can easily be moved to IAA's vehicle storage area. If the vehicle is not totaled, it is promptly returned to the insured's selected repair facility.

             After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until title has been submitted to and processed by IAA. For most vehicles stored on its facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, at certain of the Company's facilities, the Company customarily offers the insurance company staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds and decreasing the suppliers' administrative costs and expenses. Upon receipt of title documents, the Company's contractual obligation to pay its insurance company purchase agreement suppliers commences. For total loss vehicles, the Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle.

             The Company remits payment to the insurance company suppliers within a contractual time period or shortly after sale of the vehicle and collection from the buyer. In addition, most insurance company suppliers generally receive monthly summary reports of all vehicles processed by the Company. The reports track the insurance companies' gross return on salvage, net return on salvage, exact origin and detail of storage charges and other useful management data. The Company also provides many of its suppliers with quarterly Comprehensive Salvage Analysis of salvage trends.


OTHER SERVICES

             IAA's BidFast(TM) service provides insurers with a binding bid for a salvage vehicle which historically may have been owner retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many state department of insurance regulations.

              IAA also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(TM) services helps insurance companies to crush severely damaged or stripped "high profile" cars to prevent their vehicle identification numbers ("VINs") from being used in auto theft. IAA also offers computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process. IAA has also continued its support for consumer protection laws calling for the nationwide, mandatory use of salvage certificates for salvage vehicles.

             The Company offers a National Salvage Network, based in Dallas, Texas, that allows insurance company suppliers to call in all their salvage vehicles to a single location. This network enables IAA to distribute vehicle assignments in most of the United States, even in markets where IAA does not currently have a facility, and is designed to minimize the administrative workload for insurance companies and provide IAA with broader geographic coverage. In certain areas where the Company does not have a facility, such vehicles are distributed to non-IAA salvage pools, known as ServicePartners(TM), with which IAA has developed affiliate relationships.

              The Company also offers, through its Specialty Salvage Division, salvage services for specialty vehicles, such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers offers insurance companies the opportunity for better returns on units that typically do not sell for as much at local salvage pools as a result of the limited number of local buyers.


GROWTH STRATEGIES

              The Company seeks to increase sales on a profitable basis by offering to insurance company suppliers a variety of methods of sale (including purchase agreement, fixed fee consignment and percentage of sale consignment) and service and by (i) increasing market share at existing sites; (ii) continued market penetration through the acquisition of sellers of automotive salvage; (iii) new site expansion; and (iv) development of national/regional supplier agreements.

         Increasing Market Share at Existing Sites

              The Company's primary strategy for growth in its existing markets is to contract for additional vehicles by promoting better returns on salvage vehicles and a broad selection of services to prospective suppliers. The expansion of the number of vehicles processed at existing sites typically makes the Company's auctions more attractive and results in more customers attending auctions.

         Continued Market Penetration Through Acquisitions

              Since the Company's initial public offering in November 1991, the Company has acquired additional pool operations across the United States to offer better, national coverage to its insurance company customers. On December 31, 1996, the Company operated 46 salvage pools in 19 states. In 1996, the Company acquired a salvage pool in Minnesota and opened a facility in Kansas. In January 1996, the Company acquired Twin Cities Salvage in St. Paul, Minnesota.

              IAA intends to continue to pursue acquisitions of strategically-located salvage pools. Through such acquisitions, it seeks to enhance a geographically broad-based relationship with key insurance company suppliers, as well as to offer its specialized salvage services to new insurance companies and certain noninsurance company suppliers. In pursuing its acquisition strategy and plans, the Company recognizes that there will be continuing challenges in effectively and efficiently integrating new facilities into existing IAA operations. This will require continuing investment in infrastructure. See "Factors That May Affect Future Results."

         New Site Expansion

              While the Company will continue to pursue growth through acquisitions, it also will continue to seek growth through the opening of new sites. The opening of new sites offers advantages in certain markets and capitalizes on regional and national customer accounts. In 1996, the Company opened a new site in Kansas serving the Kansas City area.

         Development of National/Regional Supplier Agreements

              The Company's expanded geographic base of operations, plus its National Network, facilitates its strategy of offering its customers and prospective customers national and regional supplier agreements. These can provide a more consistent reporting and control function to its customers, who benefit from a reduction in the number of suppliers through which they must do business.

SUPPLIER MARKETING

             The Company's sales personnel call on insurance company and non-insurance company suppliers. Based upon historical data supplied by a prospective supplier, the Company can provide prospective suppliers with a detailed analysis of their current salvage returns and a proposal setting forth ways in which the Company can improve salvage returns, reduce administrative costs and expenses and provide proprietary turnkey services.

             In addition to providing insurance companies and certain non-insurance company suppliers with a means for disposing of salvage vehicles, the Company provides services that are intended to increase the net amount of salvage sale proceeds received by the suppliers and reduce the time in which the suppliers receive net proceeds. The Company seeks to become an integral part of its suppliers' salvage process. The Company views such mutually beneficial relationships as an essential component of its effort to retain existing suppliers and attract new suppliers.

             The Company also seeks to expand its supply relationships through recommendations from individual branch offices of an insurance company supplier to other offices of the same insurance company. The Company believes that its existing relationships and the recommendations of branch offices currently play a significant role in its marketing of services to national insurance companies from its growing network of salvage locations. Indeed, as the Company has expanded its geographic coverage, it has been able to market its services to insurance suppliers offering to handle salvage on a national basis or for a large geographic area.


CUSTOMER MARKETING AND SALES

             The Company sells the majority of its vehicles through live auctions. IAA maintains databases, which currently contain information regarding nearly 20,000 registered customers. No single customer accounted for more than 10% of the Company's net sales in 1996. The Company generally accepts cash, money orders, cashier's checks, wire transfers, and, for selected credit card customers, pre-approved checks, at the time the vehicle is picked up. Vehicles are sold "as is" and "where is." Sales notices listing the vehicles to be auctioned on a particular day at a particular location are generally mailed, faxed or available online to the Company's customers in advance of the auction. Such notices list details about the vehicle, including the year and make of the vehicle, the nature of the damage, the status of title, the order of the vehicle in the auction and the rules of the auction.


COMPETITION

             Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc.
Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, certain salvage buyer groups and insurance companies some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

GOVERNMENT REGULATION

             The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by governmental agencies in each of the locations in which the Company operates. In many of these states, regulations require that the title of a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities. Some state and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at Company auctions. The Company is also subject to environmental regulations. The Company believes that it is in compliance with all applicable material regulatory requirements. The Company will be subject to similar types of regulations by federal, state and local governmental agencies in new markets and to continuing legislation in existing markets.

             The anticipation of the reimplementation of 1994 California Senate Bill No. 1833 (the "Torres Bill") has had a negative effect on the Company's fourth quarter 1996 results. A portion of the bill, which initially went into effect on July 1, 1995, required rebuilders of salvage automobiles to obtain an inspection from the California Highway Patrol ("CHP") before they could retitle the rebuilt vehicles in California. This implementation was later delayed due to several implementation problems. The Company's salvage auto buyers were reporting delays of three months or more to secure the required inspection.
The Company believes this delay contributed significantly to lower buyer counts and lower vehicle gross proceeds throughout California, as salvage buyers put off buying until inspection waits shortened. Since the purchase agreement method of sale is used extensively in California, the Company believes that the impact of the Torres Bill lowered the vehicle margins.

             The reintroduction of the Torres Bill in January 1997 has caused some of the same initial delays experienced in 1995. Although the Company continues to work with the CHP and others to seek a long-term resolution to the problems this legislation has caused, there can be no assurance that the business, operating results and financial condition of the Company will not continue to be negatively impacted by the re-implementation of the Torres Bill. The Company has, however, endorsed the legislation which is designed to reduce auto theft.

             The Anti Car Theft Act of 1992, a federal law, mandated the establishment of a task force to study problems relating to motor vehicle titling, vehicle registration and controls over motor vehicle salvage. The task force issued a report in February 1994, that recommended, among other things, that national uniform definitions of "salvage vehicle" and "nonrepairable vehicle" be enacted. IAA has advocated such consumer protection laws, and supports the task force's findings.


ENVIRONMENTAL MATTERS

             As part of IAA's December 1993 acquisition of assets from the Reclamation Division of Tech-Cor, Inc., a wholly-owned subsidiary of Allstate Insurance Company ("Tech-Cor"), IAA acquired leasehold interests in five properties located in Illinois, Michigan and New Jersey. Two of these properties (Wheeling, Illinois and Romulus, Michigan) have ongoing soil remediation due to petroleum product releases from underground storage tanks on site. Tech-Cor has retained responsibility for completing all required remediation of the Wheeling and Romulus sites. Although Tech-Cor agreed to indemnify IAA for all material losses from environmental and other matters, subject to a total maximum liability of $6,000,000, the Company does not believe that it is subject to any liability or claims arising out of such environmental condition, and has not asserted any claims against Tech-Cor with respect to any such conditions.

             In January 1994, IAA acquired ownership or leasehold interests in fifteen properties in six states previously occupied by Underwriters Salvage Company ("Underwriters"). In connection with the acquisition, the former shareholders of Underwriters agreed to indemnify IAA through December 31, 1997 for all material losses from environmental and other matters, subject to a total maximum of $11,000,000. The Company does not believe that it will be subject to any liability or claims arising out of such environmental conditions and has not asserted any claims against the former shareholders of Underwriters.

EMPLOYEES

             At December 31, 1996, the Company employed 630 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.


FACTORS THAT MAY AFFECT FUTURE RESULTS

             The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

             Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

             Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of salvage vehicles received include, reduction of policy writing by insurance providers which would affect the number of claims over a period of time and the changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory and in particular the availability to newer and less damaged vehicles are further aggravated under the purchase agreement method of salvage and can have a negative impact on the operating results and financial condition of the Company.

             Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1996, vehicles supplied by the Company's three largest suppliers accounted for approximately 49% of the Company's unit sales. The largest suppliers, Allstate Insurance ("Allstate") and State Farm Insurance, each accounted for approximately 20% of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company including 20th Century Insurance. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

             Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. In recent times, increased ACVs on which the Company's costs are based have reduced the profitability that the Company realizes on purchase agreement contracts. The Company has renegotiated and continues to attempt to renegotiate its agreements with certain of these suppliers. There can be no assurance, however, that the Company can renegotiate the terms of these agreements on terms favorable to the Company. The failure to renegotiate some or all of these agreements could have a material adverse effect on the Company's operating results and financial condition. In addition, further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition.

             Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in governmental regulations or interpretations of existing regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. For example, the Company believes the reintroduction of the Torres Bill on January 1, 1997 in California has had a negative effect on the Company's fourth quarter 1996 results due to buyer reluctance concerning inspection and retitling procedures. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect of the Company's business, operating results and financial condition.

             Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc.
Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, certain salvage buyer groups and insurance companies some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

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

             Integration and Expansion of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. Finally, the Company has experienced a period of significant expansion that has placed a strain upon its management systems and resources. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's business, operating results and financial condition.

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

             Pending Litigation. In August 1995, the Company was named as a defendant in a lawsuit filed by Registrant shareholders in the United States District Court for the Central District of California. The lawsuit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. While class certification was initially denied in August of 1996, a new class representative was presented to the court and the class was ultimately certified in January 1997. Discovery is proceeding for this lawsuit which is currently scheduled for trial in July 1997. Although the Company believes the lawsuit is without merit and intends to defend against it vigorously, there can be no assurance that the Company will achieve a successful result in this litigation. The Company has incurred and expects to continue to incur sizable legal expenses until this litigation is resolved and the outcome could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES.

             The Company's principal administrative, sales, marketing and support functions is located in Palatine, Illinois. The Company will be moving in mid 1997 to a building providing approximately 26,000 square feet of available space in Schaumburg, Illinois. The lease on the office space in Schaumburg expires in May 2004. The Company and its subsidiaries also lease approximately 44 properties in Arizona, California, Florida, Georgia, Hawaii, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Texas, Virginia and Washington, as well as owning 7 properties located in Illinois, Kansas, Massachusetts, New York and Texas. Most of these properties are used primarily for auction and storage purposes. Management believes that the Registrant's properties are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.

(a) The Registrant has been named as a defendant in a lawsuit filed by Registrant shareholders in the United States District Court for the Central District of California (in which two of the Registrant's directors and one former officer and director are also defendants). The lawsuit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, class certification was initially denied. A new class representative was presented and the class was ultimately certified in January 1997. The Registrant believes the lawsuit is without merit and intends to defend against it vigorously. See Note 8 to the Registrant's Consolidated Financial Statements.

(b) The registrant was named as a defendant in a lawsuit filed by registrant shareholders in the State of California. Class certification was denied and the lawsuit dismissed in August, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

Executive Officers of the Company

    The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 1997:

            Name                        Age         Office Held
            ----                        ---         -----------
            Bradley S. Scott            48          Chairman of the Board of Directors
            James P. Alampi             50          President, Chief Executive Officer and Director
            Linda C. Larrabee           49          Senior Vice President, Finance, Chief Financial Officer and Secretary
            Kevin J. Code               36          Vice President, Sales and Marketing
            Gerald C. Comis             48          Vice President, Customer Service and Industry Relations
            Donald J. Comis             38          Vice President, Central Division
            Peter B. Doder              36          Vice President, Western Division
            Marcia A. McAllister        45          Vice President, Public Affairs
            Charles E. Rice             34          Vice President, Information Systems
            Patrick T. Walsh            34          Vice President, Eastern Division
            Stephen L. Green            41          Vice President, Corporate Controller

         BRADLEY S. SCOTT has been Chairman of the Board of the Company since 1993 and was Chief Executive Officer of the Company from 1990 through March 1996. From January 1990 to July 1993, Mr. Scott served as President, Chief Executive Officer and a Director of the Company. Between 1982 and January 1990, Mr. Scott was Chairman of the Board of Directors of the predecessor of the Company and its sole shareholder.

         JAMES P. ALAMPI became President, Chief Executive Officer and a Director of the Company in March 1996. As President and Chief Executive Officer, Mr. Alampi oversees the Company's overall corporate administration as well as strategic planning. Prior to joining the Company, Mr. Alampi served as President of Van Waters & Rogers Inc., a subsidiary of Univar Corporation, a chemical distribution company ("Univar"), from 1992 to 1995. Prior to that time, Mr. Alampi served with Univar as Senior Vice President of Administration from 1991 to 1992 and Director of Logistic Systems from 1990 to 1991.

         LINDA C. LARRABEE became Senior Vice President, Finance, Chief Financial Officer and Secretary in June 1996. Ms. Larrabee is responsible for cash management and control as well as financial accounting, planning and reporting. Prior to joining the Company, Ms. Larrabee served as Vice President, Information

Systems of Van Waters & Rogers Inc. from 1992 to 1996. Prior to that time, Ms. Larrabee served as Vice President, Information Systems for Hitachi Data Systems from 1989 to 1992 and as Vice President, Finance for National Advanced Systems from 1982 to 1989.

         KEVIN J. CODE has been Vice President, Sales and Marketing of the Company since February 1995. Mr. Code is primarily responsible for sales and marketing to vehicle suppliers. From 1983 to 1995, Mr. Code held various positions with CCC Information Services, Inc., including Group Vice President and Vice President - Regional Account Manager.

         GERALD C. COMIS became Vice President Customer Service and Industry Relations in February 1997. Mr. Comis is responsible for overseeing operational procedures, training, and systems implementation rollout as well as acquisition due diligence and the integration of new businesses. From October, 1996 to February 1997 Mr. Comis served as Vice President, Western Division. From April 1994 to October 1996, Mr. Comis served as Vice President, Field Operations of the Company. From January 1994 to April 1994, Mr. Comis served as a Vice President of Underwriters Salvage Company, a wholly-owned subsidiary of the Company, which was recently merged into the Company. From 1968 to January 1994, Mr. Comis held various positions with Underwriters, prior to the January 1994 acquisition by the Company, including Branch Manager, Vice President and Executive Vice President.

         DONALD J. COMIS has been Vice President of the Central Division since October, 1996. Mr. Comis is responsible for the sales and operational functions of the Central Division. From January 1994 to October 1996, Mr. Comis served as Regional General Manager. From 1979-1994, Mr. Comis served Underwriters Salvage Company in many capacities, including Director of Operations, Asst. Vice President of Operations and Vice President of Operations.

         PETER B. DODER became Vice President of the Western Division in
February 1997.   Mr. Doder is responsible for the sales and operational
functions of the Western Division. From February 1996 to February 1997 Mr. Doder was Vice President, Financial Planning & Analysis of the Company. From June 1992 through February 1996, Mr. Doder held various positions with the Company, including Regional Sales Manager, Manager of Marketing Support & Analysis and Director of Marketing. Prior to joining the Company, Mr. Doder held various positions with Parks, Palmer, Turner & Yemenidjian, CPAs, including Tax Manager.

         MARCIA A. MCALLISTER has been Vice President, Public Affairs of the Company since February 1995. Ms. McAllister is responsible for monitoring legislation and participating on behalf of the Company with a variety of industry and agency groups. From March 1994 to February 1995, Ms. McAllister was a consultant to the Company. From June 1986 to January 1994, Ms. McAllister held a variety of positions with Underwriters including Vice Chairman and General Counsel.

         CHARLES E. RICE has been Vice President, Information Systems of the Company since September 1996. Mr. Rice is responsible for the implementation and development of the information systems. Prior to joining the Company, Mr. Rice served as Director of Marketing Information Services of Van Waters & Rogers Inc. from 1994 to 1996 and Manager of Distribution Information Services from 1991 to 1994.

         PATRICK T. WALSH has been Vice President, Eastern Division since October 1996. Mr. Walsh is responsible for the sales and operational functions of the Eastern Division. From November 1994 to October 1996, Mr. Walsh was responsible for operational planning. From January 1994 to November 1994, Mr. Walsh served as Vice President, Operations West of the Company and from September 1991 through January 1994, Mr. Walsh served as Vice President, Operations. From April 1988 to September 1991, Mr. Walsh held various positions in the Company, including Branch Operations Manager.

         STEPHEN L. GREEN has been Vice President, Corporate Controller of the Company since February 1997. Mr. Green is responsible for internal management and external reporting, taxes and risk management. Prior to joining the Company, Mr. Green served as Manager of Operations Accounting of Van Waters & Rogers Inc. from 1989 to February 1997.

            Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. Ms. McAllister is the wife of Mr. Christopher G. Knowles, a member of the Board of Directors, and Donald
J. Comis is the brother of Gerald C. Comis.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

            The Registrant's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IAAI. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market for each quarter of fiscal 1996 and 1995. At March 15, 1997, the Registrant had 222 holders of record of its Common Stock, approximately 1,700 beneficial owners and 11,288,617 shares outstanding.

                             Fiscal 1996              Fiscal 1995
                             -----------              -----------
                            High       Low           High      Low
                            ----       ----          ----      ---
 First Quarter            $11.25    $ 8.25         $36.00   $27.25
 Second Quarter            13.37      8.75          35.25    24.75
 Third Quarter             10.87      7.75          32.00     8.25
 Fourth Quarter            11.12      8.75          11.25     6.50

            During the past two fiscal years, the Registrant did not declare or pay any cash dividends on its Common Stock. The Registrant currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future. In addition, the Registrant's credit agreements between the Registrant and its bank limit the Registrant's ability to pay cash dividends. The Board of Directors of the Registrant reviews the dividend policy periodically to determine whether the declaration of dividends is appropriate.

ITEM 6.  SELECTED FINANCIAL DATA.

         The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG Peat Marwick LLP independent certified public accountants, whose report is included herein covering the Consolidated Financial Statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996. The statement of earnings for the year ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited Consolidated Financial Statements not included herein.

                                                     Year Ended December 31,
                                   -----------------------------------------------------------
                                      1996           1995        1994       1993       1992
                                   ---------       --------    --------   --------   ---------
                                           (in thousands except per share amounts)
 Selected Statement of
 Earnings Data
 Net sales                         $281,893        $257,996    $172,125   $104,086   $  60,535
 Earnings from operations             7,561           6,885      19,145     10,624       5,684
 Net earnings (1)                     3,102(1)        3,136(1)   10,985      6,618       4,379
 Net earnings per
   common share (2)                     .27             .27         .98        .74         .61
 Weighted average common
   shares outstanding                11,333          11,421      11,225      8,968       7,201
                                   --------        --------    --------   --------   ---------


                                                          December 31,
                               -------------------------------------------------------------
                                  1996         1995          1994         1993        1992
                               ---------    ----------    ---------   -----------   --------
                                                    (Dollars in thousands)
 Selected Balance Sheet Data

 Working capital               $  19,679    $   12,187    $  12,055   $    28,781   $ 19,606
 Total assets                    211,804       210,633      173,641       143,925     51,898
 Long-term debt, excluding
   current installments           30,843        28,973        4,409         1,058        917
 Total shareholders' equity      146,589       143,381      139,897       123,689     44,447
                               ---------    ----------    ---------   -----------   --------


(1) Amount includes special charges of $1,395,000 and $4,226,000 in 1996 and 1995, respectively, related to the Company's plan to reposition itself to achieve its strategic growth objectives. See Note 10 to the Consolidated Financial Statements.

(2) Fully diluted net earnings per share is not presented since the amounts are antidilutive or do not differ significantly from the primary earnings per share presented. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are legislative acts, weather conditions, market value of salvage declining, management changes, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

            The Company has renegotiated some of its purchase agreement contracts and seeks to renegotiate certain others. If the relationship between ACVs and salvage prices remains at its present level, the Company may continue to encounter reduced profitability from purchase agreement contracts until they expire or are renegotiated. The Company continues to offer purchase agreements to those customers who select it, but generally at a lower percentage of ACV than previously offered to customers, based on current vehicle values. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

            Since its initial public offering, the Company has grown mostly through acquisitions. Since June 1995, the Company has acquired five salvage pools (the "Acquisitions") strategically located throughout the United States, and has opened a new facility start-up in Kansas City. The largest of these acquisitions, ADB Auctions, Inc. and its related company, ASC Auctions, Inc., occurred on June 19, 1995. Of the four remaining smaller acquisitions, three were made in July, August and December 1995 and one was made in January 1996.

            The Company's operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase agreement method. See "Factors That May Affect Future Results" above for a further discussion of some of the factors that affect or could affect the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

            Net sales of the Company increased to $281,893,000 for the year ended December 31, 1996, from $257,996,000 in 1995, a 9% increase. Sales were higher due to a full year of revenue from acquired operations, same store growth and fee increases. Unit volume increased 16%, as compared to the same period in 1995, with most of the unit growth resulting from acquired operations, while existing facilities volume increased 2%. Net sales growth from existing facilities increased 5%, as a result of same store growth and increased fees. The purchase agreement sales method of processing accounted for 148,000 vehicles, up 8% from 1995, or 33% of total volume.

            Cost of sales increased to $223,144,000 for the year ended December 31, 1996, from $201,191,000 in 1995, an 11% increase. The increase in cost of sales is mostly attributable to increased units sold under existing purchase agreements, increased Actual Cash Value's (ACVs) which causes the price that the Company pays for its inventory to be higher, new purchase agreement accounts and volume from acquisitions that were made during 1995. The Company notes that in the latter part of the year, the trend of consignment units converting to purchase agreement units reversed. Cost of sales, as a percentage of sales, increased 1% compared to 1995. Cost of sales growth was higher than sales growth, and as a percentage of revenue increased from 78% to 79%. The 1% increase is a result of an increase in the number of purchase agreement vehicles sold at lower selling prices as a percent of their ACVs.

            Direct operating expenses increased to $46,015,000 for the year ended December 31, 1996, from $42,308,000 in 1995, a 9% increase. The increase in direct operating expenses was the result of the acquisitions that were made during 1995. Direct operating expenses as a percentage of net sales were flat compared to the same period in 1995. Amortization of acquisition costs increased to $3,778,000 for the year ended December 31, 1996 from $3,386,000 for the comparable period in 1995, mostly as a result of a full year of amortization of goodwill for the acquisitions.

            Special charges of $1,395,000 were incurred in the year ended 1996. During 1996, the Company hired a new President and CEO, a new Sr. Vice President and CFO, a new Vice President of Information Services, and restructured its operations such that instead of one Vice President of Operations, there are now three Divisional Vice Presidents. The new management team has spent considerable time in determining its strategic plan. In looking towards implementing its strategic plan, the Company established its corporate headquarters in Illinois and evaluated past contracts still in effect. As a result of this evaluation, the Company decided to recognize, as a special charge, the expense related to the termination of pre-existing agreements that no longer have value to the Company's current strategy. The Company also entered into an agreement with Bradley S. Scott, former Chief Executive Officer that terminates his employment agreement with the Company and provides that he will serve as an outside Director and Chairman of the Board. The Company expects to complete the centralization of the corporate groups at its corporate headquarters in Illinois, by mid-summer and has negotiated a buyout of a long-term lease for property located in Woodland Hills, California. The net of these items recognized as special charges was $1,395,000.

            Interest expense increased to $3,009,000 for the year ended December 31, 1996, from $2,345,000 in 1995. The increase in interest expense is mostly attributable to a full year's interest on notes payable to sellers of certain acquisitions completed in 1995 and for a full year's interest on a portion of the $15,000,000 Revolving Line of Credit Facility (the "Facility").

            Interest income decreased to $890,000 for the year ended December 31, 1996, from $913,000 in 1995. The change in interest income was attributable to a decrease in interest-bearing investments liquidated during 1995 to consummate acquisitions.

            Income taxes increased to $2,340,000 for the year ended December 31, 1996, from the $2,317,000 in 1995. This slight increase of $23,000 was primarily the result of a slightly higher tax rate incurred by the Company in 1996. (See Note 5, Notes to the Consolidated Financial Statements).

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

            Net sales of the Company increased to $257,996,000 for the year ended December 31, 1995, from $172,125,000 in 1994, a 50% increase. Sales were higher due to converting consignment sales to purchase agreement sales, the five acquisitions, and fee increases. Unit volume increased 21% in 1995, with all of the unit growth resulting from the acquired operations, while existing facilities volume decreased 2%. Net sales growth from existing facilities increased 30%, as a result of converting consignment sales to purchase agreement sales and increased fees. The purchase agreement sales method of processing accounted for 138,000 vehicles, or 36% of total volume, up 60% from 1994.

            Cost of sales increased to $201,191,000 in 1995, from $116,470,000 in 1994, a 73% increase. The increase in cost of sales was substantially a result of increased purchase agreement volume resulting from the conversion of existing consignment agreements, new purchase agreement accounts and volume from the five acquisitions. Cost of sales growth was higher than sales growth, and as a percentage of revenue increased from 68% to 78%, mostly as a result of the increase of purchase agreement vehicles and the higher price per car paid due to higher ACVs and lower selling prices as a percent of ACV for some salvage vehicles on the purchase agreement method of sales.

            Cost of sales as a percentage of net sales was also negatively impacted by the implementation of the 1994 California Senate Bill No. 1833 (the "Torres Bill"). A portion of the bill, which went into effect July 1, 1995, required rebuilders of salvage automobiles to obtain an inspection from the California Highway Patrol (CHP) before they could obtain a new title for the rebuilt vehicle in California. The Company's salvage auto buyers reported delays of three months or more to secure the required inspection. This delay may have caused a significant number of buyers of salvage vehicles to cease purchasing or bidding for salvage vehicles. The Company believes this contributed significantly to lower buyer counts and lower gross proceeds throughout California, as the salvage buyers delayed buying until inspection waits shortened. Since the Purchase Agreement is used extensively in California, the Company believes that the impact of the Torres Bill lowered the vehicle margins.

            Direct operating expenses increased to $42,308,000 in 1995, from $33,592,000 in 1994, a 26% increase. The increase in direct operating expenses was the result of the operating expenses associated with the five acquired operations, as well as the Company's continued investments in personnel, management information systems, facilities expansion and improvements, and related infrastructure to support its national rollout and its future growth. Direct operating expenses as a percentage of net sales decreased to 16% for 1995, compared to 20% for 1994. The increased proportion of purchase agreement sales has contributed to this percentage change. Amortization of acquisition costs associated with the acquisitions increased to $3,386,000 for 1995 from $2,918,000 for 1994, as a result of amortization of goodwill for the five acquisitions and due to a full year of amortization for 1994 acquisitions.

            Special charges of $4,226,000 were incurred in the year ended 1995. The Company responded to changes in its industry and formulated its plans to reposition itself to achieve its strategic growth objectives. As a result of this repositioning, the Company determined that certain of its computer systems, software, and related assets should be written down resulting in a charge of approximately $2.5 million which is included in special charges. The Company also decided to not move its North Hollywood, California corporate administrative staff to a facility it had leased in Woodland Hills, California, resulting in a $1.1 million special charge. Additionally, the Company recorded charges related to the repositioning aggregating $600,000, all of which are included in special charges.

            Interest expense increased to $2,345,000 in 1995, from $454,000 in 1994. The change in interest expense was mostly attributable to an increase in long-term debt as a result of the Company's issuance of 8.6% Senior Notes, which funded in January and February 1995.

            Interest income increased to $913,000 in 1995, from $413,000 in 1994. The change in interest income was attributable to an increase in interest-bearing investments as a result of the funds received from the Company's issuance of 8.6% Senior Notes, which funded in January and February 1995.

            Income taxes decreased to $2,317,000 in 1995, from $8,119,000 in 1994. This decrease is primarily the result of decreased earnings primarily due to special charges, lower margins, and increased expenses. (See Note 5, Notes to Consolidated Financial Statements).

            The Company's net earnings were $3,136,000 in 1995, a 71% decrease from the 1994 net earnings, of $10,985,000.


FINANCIAL CONDITION AND LIQUIDITY

            At December 31, 1996, the Company had current assets of $54,051,000, including $5,888,000 of cash and cash equivalents, current liabilities of $34,372,000 and working capital of $19,679,000. The $7,492,000 increase in working capital from December 31, 1995, was principally related to proceeds from long term borrowings under the Facility and net earnings. On August 1, 1995, the Company entered into the Facility with the bank, permitting borrowings of up to $15,000,000. The Facility, subject to certain terms and conditions, expires in August 1998 and bears interest at a variable rate. Approximately $4,500,000 in borrowings were outstanding on the Facility at December 31, 1996. The Company has refinanced this line of credit agreement on similar terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined and matures on April 1, 2000.

            At December 31, 1996, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $4,173,000, amounts due to the sellers related to an acquisition aggregating $4,250,000, with imputed interest at 7.5%, amounts due to the sellers of smaller acquisitions aggregating $800,000, which bear interest at 8.0% and $4,500,000 outstanding on the facility which bears interest at a variable rate which is approximately 7% at December 31, 1996.

            Capital expenditures were approximately $5,910,000 for the year ended December 31, 1996. These capital expenditures included upgrading and expanding the Company's facilities and management information systems. The Company currently leases most of its facilities and other properties.

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


RECENT DEVELOPMENTS

             The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per Share" (Statement No. 128), issued in March 1997 and effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 in 1997. Statement No. 128 introduces and requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average share outstanding excluding all common stock equivalents. Dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of Statement No. 128 will not have a material impact on the Company's financial position or results of operations.

             In August 1995, the Registrant was named as a defendant in two lawsuits filed by Registrant shareholders. The first suit was filed in the U.S. District Court for the Central District of California. This suit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, the federal court denied certification of the plaintiff class on the ground that the named plaintiff was not an adequate class representative. However, on January 6, 1997, the federal court certified a new plaintiff shareholder to represent the class alleged.
The Registrant believes that this lawsuit is without merit and intends to continue to defend against it vigorously.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to Directors is included under the caption "Proposal One - Election of Directors" in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference. Information with respect to Executive Officers may be found on pages 11 to 12 herein, under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is included as "Executive Compensation" and "Plan Benefits Table" under the caption "Proposal One - Election of Directors" in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included in "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One - Election of Directors" in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is included as "Certain Transactions" under the caption "Proposal One - Election of Directors" in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

                                                                                                        PAGE
         (a)     1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                    ----

                 The following Consolidated Financial Statements of Insurance
                 Auto Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                          Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .       22

                          Consolidated Balance Sheets - December 31, 1996 and
                          December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

                          Consolidated Statements of Earnings - Years ended
                          December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .       25

                          Consolidated Statements of Shareholders' Equity-
                          Years ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . .       26

                          Consolidated Statements of Cash Flows - Years ended
                          December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .       27

                          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .       28

                 2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                 All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

                 3.  EXHIBITS

                 See Item 14(c) below.

         (b)     REPORTS ON FORM 8-K.  None.

         (c)     EXHIBITS


 Exhibit
   No                                                                Description
   --                                                                -----------
 3.1(1)          Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State on January
                 12, 1990.

 3.2(1)          Certificate of Amendment of Articles of Incorporation of Registrant, as filed with the California Secretary of
                 State on October 3, 1991.

 3.3(1)          Amended Articles of Incorporation of Registrant.

 3.4(2)          Certificate of Amendment of Articles of Incorporation of Registrant, as filed with the California Secretary of
                 State on November 13, 1991.

3.5(1)           Amended and Restated Bylaws of Registrant.

4.1              Fifth Amended and Restated Registration Rights Agreement, dated September 23, 1994, by and among the Registrant,
                 William W. Liebeck, Bradley S. Scott, Bob F. Spence, Corinne Spence, Jimmie A. Dougherty, Patricia L. Dougherty and
                 Midwest Auto Pool Corporation.

4.2(1)           Warrant, dated January 18, 1990, issued by Registrant to Westinghouse Credit Corporation ("WCC") to purchase
                 176,056 shares of Series A Common Stock of Registrant ("WCC Warrant").

4.3              Specimen Stock Certificate.

4.4(7)           Stockholder Agreement, dated December 1, 1993, by and among the Registrant, Tech-Cor, Inc., Bradley S. Scott, Bob
                 F. Spence and William L. Liebeck.

4.5(7)           Registration Agreement, dated December 1, 1993, by and among the Registrant and Tech-Cor.

4.5(10)          Note Agreement, dated as of December 1, 1994 among the Registrant and the purchasers listed therein.

9.2(1)           Letter agreement, dated September 29, 1989, between Bradley S. Scott and L.A.A.S. Acquisition Registrant.

10.2(1)          Non-Competition and Confidentiality Agreement, dated January 17, 1990, by and among the Registrant, L.A.A.S.
                 Acquisition Company, Bradley S. Scott and Jillian Scott.

10.15+(1)        Salvage Purchase Agreement by and between Registrant and Allstate Insurance Company (Ventura, Santa Barbara, and
                 San Luis Obispo Counties).

10.16+(1)        Exclusive Salvage Purchase Agreement by and between Registrant and Allstate Insurance (Los Angeles Metro Region).

10.17+(1)        Exclusive Salvage Purchase Agreement by and between Registrant and Allstate Insurance Company (Colton, San Diego,
                 and Rancho Bernardo), as amended.

10.19+(1)        Salvage Purchase Agreement by and between Registrant and State Farm Insurance Company.

10.29(2)         1991 Employment Agreement, dated September 30, 1991, between Registrant and Bradley S. Scott together with promissory note and stock pledge agreement.

10.35(5)*        Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as amended and restated.

10.36(8)*        Form of Notice of Grant of Stock Option -- employee, officer.

10.37(4)*        Form of Non-Statutory Stock Option Agreement, Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as restated
                 (including Form of Notice of Grant of Stock Option) -- employee.

10.38(4)*        Form of Stock Option Agreement: Non-Employee Director, Automatic Option Grant, Insurance Auto Auctions, Inc. Stock
                 Option Plan, as restated (including Form of Notice of Grant of Stock Option).

10.39(4)*        Form of Incentive Stock Option Agreement, Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as restated
                 (including Form of Notice of Grant of Stock Option) -- employee.

10.40(4)*        Form of Non-Statutory Stock Option Agreement, Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as restated
                 (including Form of Notice of Grant of Stock Option) -- officer.

10.41(4)*        Form of Incentive Stock Option Agreement, Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as restated
                 (including Form of Notice of Grant of Stock Option) -- officer.

10.49(1)         Common Stock Purchase Agreement, dated as of October 29, 1989, by and among L.A.A.S. Acquisition Company, Bradley
                 S. Scott and Jillian Scott.

10.50(1)         Stock Exchange Agreement and Plan of Reorganization, dated October 7, 1991, by and between Bradley S. Scott and
                 RMW.

10.52(2)         Termination Agreement by and among Registrant, WCC, RMW, Middleton Holdings, Ltd., Robert H.  Kenmore, Ayse M.
                 Kenmore, William W. Liebeck and Michael W. Gibbons.

10.53(2)         Stock Pledge Agreement, dated October 31, 1991, by and among WCC, Registrant and William W. Liebeck.

10.61(3)         Asset Purchase Agreement, dated as of January 17, 1992, by and among Registrant, MASP Acquisition Corp. ("MASP"), the Registrant's wholly owned subsidiary, M&M Auto Storage Pool, Inc. ("M&M") and Melvin R. and Marian Martin.

10.62(3)         Promissory Note, dated January 30, 1992, issued by MASP.

10.63(3)         Guarantee issued by Registrant, dated January 30, 1992.

10.64(3)         Security Agreement, dated January 30, 1992, by and between MASP and M&M .

10.65(3)         Exclusive Towing Services Agreement, dated January 30, 1992, by and between MASP and M&M .

10.66(3)         Facilities Lease Agreement, dated January 17, 1992, by and between Melvin R. Martin and MASP.

10.81(3)         Indemnification Agreement, dated January 30, 1992, by and between Registrant and Melvin R. Martin.

10.83(4)         Indemnification Agreement, dated August 24, 1992, by and between Registrant and William L. Overell.

10.85(8)         Employment Agreement, dated August 24, 1992, by and between Registrant and William L. Overell.

10.118(5)*       Insurance Auto Auctions, Inc. Employee Stock Purchase Plan.

10.119(5)        Indemnification Agreement, dated June 1, 1993, by and between the Registrant and Bob F. Spence.  Identical
                 Indemnification Agreements were entered into by and between the Registrant and each of Susan B. Gould, William W.
                 Liebeck, William L. Overell, Bradley S. Scott, Thomas J. O'Malia, Christopher G. Knowles and Richard Rosenthal.

10.120(6)        Separation and Consulting Agreement, dated July 18, 1993, by and between the Registrant, Equivest Partners, Inc.
                 and Robert H. Kenmore, as amended.

10.122(7)        Asset Purchase Agreement, dated December 1, 1993, by and between the Registrant, BC Acquisition Corp. (a wholly-owned subsidiary of Registrant ("BCAC") and Tech-Cor, Inc. ("Tech-Cor").

10.123(7)+       Salvage Agreement by and between the Registrant and Allstate Insurance Company.

10.124(7)        License Agreement, dated December 1, 1993, by and between BCAC and Allstate Insurance Company.

10.125(7)        Transition Agreement, dated December 1, 1993, by and between BCAC and Tech-Cor.

10.126(7)        Lease, dated December 1, 1993, by and between Allstate Insurance Company and BCAC.

10.127(7)        Guaranty, dated December 1, 1993, by Allstate Insurance Company and delivered to the Registrant and BCAC.

10.128+          Salvage Purchase Agreement by and between the Registrant and 20th Century Insurance Company.

10.129(8)*       Addendum dated October 1, 1993 to the Employment Agreement, dated August 24, 1992, by and between the Registrant and William L. Overell.

10.130(9)        Agreement and Plan of Reorganization, dated January 20, 1994, among the Registrant, USC Acquisition Corp.,
                 Underwriters Salvage Company and the shareholders of Underwriters Salvage Company.

10.131(9)        Agreement of Merger, dated January 20, 1994, by and among Underwriters Salvage Company, USC Acquisition Corp. and
                 the Registrant.

10.132(9)        Escrow Agreement, dated January 20, 1994, by and among the Registrant, William W. Liebeck, USC Acquisition Corp.
                 and all of the shareholders of Underwriters Salvage Company.

10.133(9)*       Employment Agreement, dated January 20, 1994, by and between the Registrant and Christopher G. Knowles.

10.134(9)        Registration Rights Agreement, dated January 20, 1994, by and among, the Registrant, Christopher G. Knowles, Gerald
                 C. Comis, F. Peter Haake and Donald J. Comis.

10.135(11)       Indemnification Agreement, dated January 20, 1994, between the Registrant and Christopher G. Knowles.

10.136(11)*      Letter Agreement, dated August 22, 1994, between the Registrant and Bradley S. Scott.

10.137(11)       Indemnification Agreement, dated November 15, 1994, between the Registrant and Glen E. Tullman.

10.138(11)*      Consulting Agreement, dated November 15, 1994, between the Registrant and Glen E. Tullman.

10.139(11)       Indemnification Agreement, dated February 22, 1995, between the Registrant and Richard A. Rosenthal. Identical
                 Indemnification Agreements were entered into by and between the Registrant and Kevin J. Code, Gerald C. Comis,
                 Marcia A. McAllister, Patrick T. Walsh and William L. Warburton.

10.140(12)       Stock Purchase Agreement by and among Registrant and ADB Auctions Systems, Inc., ADBCO Acquisition Corp. and the
                 shareholders of ADB Auction Systems, Inc. dated June 16, 1995.

10.141(12)       Stock Purchase Agreement by and among Registrant and ASC Auctions, Inc., ADBCO Acquisition Corp. and the
                 shareholders of ASC Auctions, Inc. dated June 16, 1995.

10.142(12)       Form of Promissory Notes dated June 16, 1995.

10.143(13)       Revolving Credit Agreement between the Registrant and Nationsbank of Texas, N.A., dated August 1, 1995

10.144(14)*      Letter Agreement, dated December 21, 1995, between the Registrant and William L. Overell, as amended.

10.145(14)*      Letter Agreement, dated April 3, 1996, between the Registrant and William W. Liebeck.

10.146(15)+      Revised Salvage Agreement by and between the Registrant and Allstate Insurance Company dated  April 29, 1996.

10.147(15)*      Employment Agreement by and between the Registrant and James P. Alampi dated March 11,
                 1996.

10.148*          Letter Agreement by and between the Registrant and Bradley S. Scott dated December 5, 1996.

21.1             Subsidiaries of the Registrant.

23.1             Consent of KPMG Peat Marwick LLP.

24.1             Power of Attorney incorporated by reference to page 29 of this Form 10-K.

27.1             Financial Data Schedule



---------------

(1)      Incorporated by reference from an exhibit filed with the Registrant's Registration Statement on Form S-1 (File No.
         33-43247) declared effective by the Securities and Exchange Commission ("SEC") on November 20, 1991.

(2)      Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) for
         the fiscal year ended December 31, 1991.

(3)      Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on January 31, 1992.

(4)      Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) for
         the fiscal year ended December 31, 1992.

(5)      Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for
         the fiscal quarter ended June 30, 1993.

(6)      Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for
         the fiscal quarter ended September 30, 1993.

(7)      Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on December 15, 1993.

(8)      Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) for
         the fiscal year ended December 31, 1993.

(9)      Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on February 3, 1994.

(10)     Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on February 10, 1995.

(11)     Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) filed with the SEC on March 31, 1995.

(12)     Incorporated by reference from exhibits included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on June 16, 1995, as amended.

(13)     Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on  Form 10-Q (File No. O-19594)
         for the fiscal quarter ended September 30, 1995.

(14)     Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594)
         filed with the SEC on May 2, 1996 as amended.

(15)     Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594)
         filed with the SEC on August 5, 1996 as amended.

+        Certain portions of this document were granted confidential treatment pursuant to an order from the SEC.

*        This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.


[/TABLE]

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INSURANCE AUTO AUCTIONS, INC.




Date: March 28, 1997                     By: /s/ Linda C. Larrabee
                                             ----------------------------------
                                         Name:   Linda C. Larrabee
                                         Title:  Vice President and Chief
                                                 Financial Officer

                               POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Alampi and Linda C. Larrabee and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Date: March 28, 1997                               By:      /s/ Bradley S. Scott
Name:                                                 ---------------------------------------------------------
Title:                                             Bradley S. Scott
                                                   Chairman of the Board of Directors

Date: March 28, 1997                               By:      /s/ James P. Alampi
Name:                                                 ---------------------------------------------------------
Title:                                             James P. Alampi
                                                   President and  Chief Executive Officer, Director

Date: March 28, 1997                               By:      /s/ Linda C. Larrabee
Name:                                                 ---------------------------------------------------------
Title:                                             Linda C. Larrabee
                                                   Senior Vice President, Finance, Chief Financial Officer and
                                                           Secretary

Date: March 28, 1997                               By:      /s/  Maurice A. Cocca
Name:                                                 ---------------------------------------------------------
Title:                                             Maurice A. Cocca
                                                   Director

Date: March 28, 1997                               By:      /s/ Susan B. Gould
Name:                                                 ---------------------------------------------------------
Title:                                             Susan B. Gould
                                                   Director

Date: March 28, 1997                               By:      /s/ Christopher G. Knowles
Name:                                                 ---------------------------------------------------------
Title:                                             Christopher G. Knowles
                                                   Director

Date: March 28, 1997                               By:      /s/ Melvin R. Martin
Name:                                                 ---------------------------------------------------------
Title:                                             Melvin R. Martin
                                                   Director

Date: March 28, 1997                               By:      /s/ Thomas J. O'Malia
Name:                                                 ---------------------------------------------------------
Title:                                             Thomas J. O'Malia
                                                   Director

Date: March 28, 1997                               By:      /s/ Glen E. Tullman
Name:                                                 ---------------------------------------------------------
Title:                                             Glen E. Tullman
                                                   Director

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Insurance Auto Auctions, Inc.:

We have audited the Consolidated Financial Statements of Insurance Auto Auctions, Inc. and subsidiaries, as listed in the accompanying index. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP
Los Angeles, California
February 12, 1997

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               As of December 31

         ASSETS                                                                             1996                  1995
                                                                                        ------------           -----------
 Current assets:
    Cash and cash equivalents                                                           $  5,888,000             7,182,000
    Accounts receivable, net                                                              34,371,000            30,198,000
    Inventories                                                                           10,162,000             9,495,000
    Other current assets                                                                   3,630,000             3,591,000
                                                                                        ------------           -----------

       Total current assets                                                               54,051,000            50,466,000
                                                                                        ------------           -----------

 Property and equipment, at cost:
    Land and buildings                                                                     5,652,000             4,790,000
    Furniture and fixtures                                                                 1,149,000             1,049,000
    Machinery and equipment                                                               15,434,000            13,527,000
    Leasehold improvements                                                                12,042,000             9,832,000
                                                                                        ------------           -----------
                                                                                          34,277,000            29,198,000
    Less accumulated depreciation and amortization                                        12,681,000             8,054,000
                                                                                        ------------           -----------

       Net property and equipment                                                         21,596,000            21,144,000

 Other assets, principally goodwill, net (Note 2)                                        136,157,000           139,023,000
                                                                                        ------------           -----------

                                                                                        $211,804,000           210,633,000
                                                                                        ============           ===========

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                              As of December 31

         LIABILITIES AND SHAREHOLDERS' EQUITY                                            1996                  1995

 Current liabilities:
   Current installments of long-term debt (Note 3)                                   $  2,571,000             4,015,000
   Accounts payable                                                                    18,014,000            20,531,000
   Accrued liabilities                                                                 11,801,000            11,306,000
   Income taxes (Note 5)                                                                1,986,000             2,427,000
                                                                                     ------------           -----------

     Total current liabilities                                                         34,372,000            38,279,000

 Long-term debt, excluding current installments (Note 3)                               26,670,000            24,619,000
 Accumulated postretirement benefits obligation (Note 9)                                4,173,000             4,354,000
                                                                                     ------------           -----------

     Total liabilities                                                                 65,215,000            67,252,000
                                                                                     ------------           -----------

 Shareholders' equity (Notes 2, 4 and 6):
   Preferred stock, par value of $.001 per share.  Authorized 5,000,000
     shares; none issued                                                                       --                    --
   Common stock, par value of $.001 per share.  Authorized 20,000,000 shares;
     issued and outstanding 11,282,838 and 11,270,141 shares in 1996 and 1995,
     respectively                                                                          11,000                11,000
 Additional paid-in capital                                                           131,681,000           131,575,000
 Retained earnings                                                                     14,897,000            11,795,000
                                                                                     ------------           -----------

 Total shareholders' equity                                                           146,589,000           143,381,000


 Commitments and contingencies (Note 8)                                              ------------           -----------

                                                                                     $211,804,000           210,633,000
                                                                                     ============           ===========




 See accompanying Notes to Consolidated Financial Statements.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Earnings

                       For the years ended December 31

                                                                  1996                  1995                  1994
                                                               ------------          -----------           -----------
 Net sales:
   Vehicle sales                                               $201,104,000          188,222,000           114,748,000
   Fee income                                                    80,789,000           69,774,000            57,377,000
                                                               ------------          -----------           -----------
                                                                281,893,000          257,996,000           172,125,000
 Costs and expenses (Note 7):
   Cost of sales                                                223,144,000          201,191,000           116,470,000
   Direct operating expenses                                     46,015,000           42,308,000            33,592,000
   Amortization of acquisition costs                              3,778,000            3,386,000             2,918,000
   Special charges (Note 10)                                      1,395,000            4,226,000                    --
                                                               ------------          -----------           -----------

     Earnings from operations                                     7,561,000            6,885,000            19,145,000

 Other (income) expense:
   Interest expense                                               3,009,000            2,345,000               454,000
   Interest income                                                 (890,000)            (913,000)             (413,000)
                                                               ------------          -----------           -----------

     Earnings before income taxes                                 5,442,000            5,453,000            19,104,000

 Income taxes (Note 5)                                            2,340,000            2,317,000             8,119,000
                                                               ------------          -----------           -----------

     Net earnings                                              $  3,102,000            3,136,000            10,985,000
                                                               ============          ===========           ===========

 Net earnings per common and common equivalent shares          $        .27                  .27                   .98
                                                               ============          ===========           ===========

 Weighted average common and common equivalent shares
 outstanding                                                     11,333,000           11,421,000            11,225,000
                                                               ============          ===========           ===========


 See accompanying Notes to Consolidated Financial Statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

        Consolidated Statements of Shareholders' Equity (Notes 4 and 6)
                        For the years ended December 31



                                                        COMMON STOCK
                                                 ------------------------       ADDITIONAL                         TOTAL
                                                   NUMBER                        PAID-IN         RETAINED      SHAREHOLDERS'
                                                  OF SHARES      AMOUNT          CAPITAL         EARNINGS         EQUITY
                                                ------------  -------------    -------------   ------------    -------------
Balance at December 31, 1993                     11,060,576   $     11,000      126,004,000     (2,326,000)     123,689,000

Issuance of common stock in connection
    with Underwriters Salvage
    Company acquisition                             140,601             --        4,306,000             --        4,306,000
Issuance of common stock in connection
    with other acquisitions                           4,242             --          127,000             --          127,000
Issuance of common stock in connection
    with exercise of common stock
    options                                          40,150             --          648,000             --          648,000
Issuance of common stock in connection
    with the employee stock purchase
    plan                                              5,336             --          142,000             --          142,000
Net earnings                                             --             --               --     10,985,000       10,985,000
                                                ------------  -------------    -------------   ------------    -------------

Balance at December 31, 1994                     11,250,905         11,000      131,227,000      8,659,000      139,897,000

Issuance of common stock in connection
    with exercise of common stock
    options                                          10,800             --          143,000             --          143,000
Issuance of common stock in connection
    with the employee stock purchase
    plan                                              8,436             --          205,000             --          205,000
Net earnings                                             --             --               --      3,136,000        3,136,000
                                                ------------  -------------    -------------   ------------    -------------

Balance at December 31, 1995                     11,270,141         11,000      131,575,000     11,795,000      143,381,000

Issuance of common stock in connection
    with exercise of common stock
    options                                           2,000             --           13,000             --           13,000
Issuance of common stock in connection
    with the employee stock purchase
    plan                                             10,697             --           93,000             --           93,000
Net earnings                                             --             --               --      3,102,000        3,102,000
                                                ------------  -------------    -------------   ------------    -------------

Balance at December 31, 1996                     11,282,838    $    11,000      131,681,000     14,897,000      146,589,000
                                                ============  =============    =============   ============    =============



See accompanying notes to consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                        For the years ended December 31



                                                                                          1996            1995            1994
                                                                                     ------------      ----------      ----------
Cash flows from operating activities:
    Net earnings                                                                     $  3,102,000       3,136,000      10,985,000
                                                                                    --------------    ------------    ------------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                                 8,579,000       6,605,000       5,475,000
          Noncash special charges                                                         465,000       2,512,000              --
          Change in assets and liabilities (net of effects of acquired companies):
             (Increase) decrease in:
                Accounts receivable, net                                               (3,998,000)     (4,395,000)     (3,949,000)
                Inventories                                                              (667,000)     (2,781,000)     (1,978,000)
                Other current assets                                                      (39,000)     (2,040,000)         55,000
                Other assets                                                              287,000         (42,000)       (245,000)
             Increase (decrease) in:
                Accounts payable                                                       (2,591,000)      1,267,000       1,688,000
                Accrued liabilities                                                       403,000       2,894,000         964,000
                Income taxes                                                             (441,000)        131,000         667,000
                                                                                    --------------    ------------    ------------

                            Total adjustments                                           1,998,000       4,151,000       2,677,000
                                                                                    --------------    ------------    ------------

                            Net cash provided by operating activities                   5,100,000       7,287,000      13,662,000
                                                                                    --------------    ------------    ------------

Cash flows from investing activities:
    Payments made in connection with acquisitions (net of cash acquired)               (1,969,000)    (19,823,000)    (25,700,000)
    Sale of short-term investments                                                             --       7,849,000      16,042,000
    Capital expenditures                                                               (5,910,000)    (11,000,000)     (5,502,000)
    Proceeds from disposition of property and equipment                                   698,000       1,240,000              --
                                                                                    --------------    ------------    ------------

                            Net cash used in investing activities                      (7,181,000)    (21,734,000)    (15,160,000)
                                                                                    --------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of Senior Notes                                                     --      19,589,000              --
    Proceeds from line of credit                                                        4,589,000              --              --
    Proceeds from issuance of common stock                                                107,000         367,000         789,000
    Principal payments of long-term debt                                               (3,909,000)       (856,000)     (3,261,000)
                                                                                    --------------    ------------    ------------

                            Net cash provided by (used in) financing activities           787,000      19,100,000      (2,472,000)
                                                                                    --------------    ------------    ------------

                            Net increase (decrease) in cash and cash equivalents       (1,294,000)      4,653,000      (3,970,000)

Cash and cash equivalents at beginning of year                                          7,182,000       2,529,000       6,499,000
                                                                                    --------------    ------------    ------------
Cash and cash equivalents at end of year                                             $  5,888,000       7,182,000       2,529,000
                                                                                    ==============    ============    ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                                      $  2,793,000       1,511,000         316,000
       Income taxes                                                                     3,570,000       4,059,000       6,772,000
                                                                                    ==============    ============    ============

Supplemental disclosure of noncash investing and financing activities:

During the year ended December 31, 1994, in connection with certain acquisitions, the Company issued 144,843 shares of common stock with an estimated fair value of $4,433,000.


See accompanying notes to Consolidated Financial Statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         BACKGROUND

         Insurance Auto Auctions, Inc. (the Company) provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles.

         PRINCIPLES OF CONSOLIDATION

         The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         REVENUE

         Sales of vehicles are recognized upon transfer of ownership of the related vehicle. Fee income, including consignment and buyer fees, storage and other, is recognized as earned.

         CASH EQUIVALENTS

         Cash equivalents consist principally of commercial paper. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories are charged to operations based upon the specific-identification method.

         The Company has agreements to purchase total loss and recovered theft vehicles from insurance companies for a percentage of the vehicle's actual cash value. The Company has acquired the majority of its inventory pursuant to these contracts.

         ASSET IMPAIRMENT

         The Company adopted the Provisions of Statement of Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (Statement No. 121), on January 1, 1996. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. Adoption of Statement No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         amortization period, the carrying value of the Company's intangibles would be reduced to its estimated fair market value.

         USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial Statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         DEPRECIATION AND AMORTIZATION

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the life of the lease, whichever is less.

         Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years. Accumulated amortization at December 31, 1996 and 1995 was $10,902,000 and $7,521,000, respectively.

         EARNINGS PER SHARE

         Net earnings per share is based on the weighted average number of shares of common and common stock equivalents outstanding. Common stock equivalents represent the number of shares which would be issued assuming the exercise of common stock options reduced by the number of shares which could be purchased with the proceeds from the exercise of those options.

         Fully diluted net earnings per share is not presented since the amounts are antidilutive or do not differ significantly from the primary earnings per share presented.

         INCOME TAXES

         The Company accounts for income taxes under the asset and liability method of Statement No. 109, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

         CREDIT RISK

         The Company sells its vehicles principally to customers throughout the United States under the purchase-agreement method, the fixed-fee-consignment method and the percentage-of-sale-consignment
         method.   Actual sales of vehicles are sold generally for cash;
         therefore, very little credit risk is incurred from the selling of vehicles. Receivables arising from advance charges made on behalf of the vehicle supplier, most of which are insurance companies, are generally satisfied from the net proceeds payable to the insurance company. A small percentage of vehicles sold do not have sufficient net proceeds to satisfy the related receivables, and in these cases, the receivable is due from the insurance company. Management performs regular evaluations concerning the ability of its customers and suppliers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments approximate fair value as of December 31, 1996 and 1995. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


         value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

         STOCK COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and net earnings per share as if the fair-value based method of accounting had been applied. Effective January 1, 1996, the Company elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure requirements. Accordingly, the adoption of Statement No. 123 had no material impact on the Company's consolidated financial position or results of operations.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 accounts to conform with the 1996 presentation.

(2)      RECENT ACQUISITIONS

         1996 TRANSACTIONS

         In 1996, the Company completed the acquisition of one business which is not material to the accompanying Consolidated Financial Statements.

         1995 TRANSACTIONS

         On June 15, 1995, the Company completed an acquisition of ADB Auctions Systems, Inc. and ASC Auctions, Inc. (ADB) for cash consideration of approximately $11,443,000, excluding out-of-pocket costs, and notes payable to the sellers of $6,145,000. Additional cash consideration may be paid subject to the outcome of an earnout agreement.

         This acquisition was accounted for as a purchase, and the results of ADB's operations are included in the Company's Consolidated Financial Statements from the date of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired aggregating $17,134,000 has been recorded as goodwill and is being amortized over 40 years.

         In 1995, the Company also acquired four businesses which are not material to the accompanying Consolidated Financial Statements.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         The operating results of the ADB acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of 1995. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1995 or of the results which may occur in the future. Certain of the Company's aforementioned smaller acquisitions, including the 1996 transaction, have been excluded from the pro forma information below as their impact is immaterial. The Company's 1996 transaction was immaterial and, therefore, had no material impact upon the consolidated results of operations. Accordingly, the 1996 pro forma information has not been presented. Further, the information gathered from some acquired companies for pro forma purposes is estimated since some acquirees did not maintain information on a period comparable with the Company's fiscal year-end:

                                                      1995
                                                -----------------
                                                   (Unaudited)
 Net sales                                      $     268,484,000
 Net earnings                                           3,275,000
 Net earnings per common and common
    equivalent share                                          .29
                                                =================


 (3)     Long-Term Debt

Long-term debt is summarized as follows:
                                                                               1996                        1995
                                                                        --------------------       ------------------
 Senior notes payable, net of related loan fees, unsecured, interest payable in semiannual installments commencing August 15, 1995 through maturity at February 15, 2002, at 8.60%, principal due at
   maturity                                                             $         19,735,000            19,682,000

 Notes payable issued in connection with the acquisition of a certain subsidiary, secured by capital stock purchased in the acquisition, interest payable quarterly at 7.5%, principal payable in three annual installments beginning June 30, 1996
                                                                                   3,632,000             5,500,000
 Notes payable issued in connection with a consulting agreement related to the acquisition of a certain subsidiary, unsecured, payable in monthly installments of $16,666, including interest at
   7.5%                                                                              618,000               669,000
 Notes payable issued in connection with the acquisition of a certain subsidiary, unsecured, payable in monthly installments,
   including interest at 8%                                                          299,000               324,000

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


                                                                                 1996                   1995
                                                                          -----------------        ---------------
 Notes payable of $1,800,000 and $500,000 issued in connection with the acquisition of a certain subsidiary. Payment of $1,800,000 made in January 1996.  Note of $500,000, unsecured, interest payable in monthly installments beginning March 31, 1996, principal due
   December 14, 1997
                                                                          $        500,000             2,300,000
 Advances under unsecured $15,000,000 long-term line of credit, net of related loan fees.  The outstanding borrowings at December 31,
   1996 were $4,500,000 and bear interest at the bank's prime rate or
   LIBOR, as defined.  No borrowings were outstanding at
   December 31, 1995                                                             4,402,000              (135,000)
 Capital lease obligations                                                          55,000               294,000
                                                                          -----------------        ---------------
                                                                                29,241,000            28,634,000
 Less current installments                                                       2,571,000             4,015,000
                                                                          -----------------        ---------------

                                                                          $     26,670,000            24,619,000
                                                                          =================        ===============


Total principal repayments required under all long-term debt agreements are summarized as follows:

 1997                                      $          2,571,000
 1998                                                 6,401,000
 1999                                                   216,000
 2000                                                   138,000
 2001                                                    37,000
 Thereafter                                          19,878,000
                                           --------------------

                                           $         29,241,000
                                           ====================


         The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 31, 1996, the Company was in compliance with these covenants.

         The Company has refinanced its line of credit agreement with a similar facility with virtually identical terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and matures on April 1, 2000.

(4)      SHAREHOLDERS' EQUITY

         In 1994, the Company issued 140,601 shares of common stock as consideration for the acquisition of USC which, for financial reporting purposes, have an estimated fair value of $4,306,000. In connection with other acquisitions completed during 1994, the Company issued 4,242 shares of common stock which, for financial reporting purposes, have an estimated fair value of $127,000.

         During the years ended December 31, 1996, 1995 and 1994, the Company issued 10,697, 8,436 and 5,336 shares of common stock for aggregate consideration of $93,000, $205,000 and $142,000, respectively, in connection with the employee stock purchase plan.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


(5)      INCOME TAXES

         Income taxes are summarized as follows:

                               1996                   1995                  1994
                           ------------          ------------         -------------
 Current:
   Federal                 $    794,000             1,627,000             5,438,000
   State                        187,000               472,000             1,466,000
                           ------------          ------------         -------------
                                981,000             2,099,000             6,904,000
                           ------------          ------------         -------------

 Deferred:
   Federal                    1,788,000               163,000               910,000
   State                       (429,000)               55,000               305,000
                           ------------          ------------         -------------
                              1,359,000               218,000             1,215,000
                           ------------          ------------         -------------

                           $  2,340,000             2,317,000             8,119,000
                           ============          ============         =============

         Deferred income taxes are comprised of the effects of the components listed below and decreases in the beginning of the year balance of the valuation allowance of $250,000 in 1994.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                               1996                     1995
                                                         ------------------         -------------
 Deferred tax assets:
 Inventories                                             $          457,000               491,000
 State income taxes                                                 539,000               181,000
 Depreciation                                                       887,000               924,000
 Special charges                                                    227,000               516,000
 Other                                                              112,000               359,000
                                                         ------------------         -------------

 Total gross deferred tax assets                                  2,222,000             2,471,000

 Deferred tax liabilities -- intangible assets                   (4,208,000)           (3,100,000)
                                                         ------------------         -------------

 Net deferred tax liabilities                            $       (1,986,000)             (629,000)
                                                         ==================         =============

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



         The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                                      1996                1995               1994
                                                 ---------------      ------------        -----------

     "Expected" income taxes                     $     1,850,000         1,854,000          6,586,000
     State income taxes, net of Federal                  288,000           324,000          1,168,000
       benefit
     Amortization of intangible assets                   406,000           383,000            360,000
     Change in beginning of the year
       valuation allowance                                    --                --           (250,000)
    Other                                               (204,000)         (244,000)           255,000
                                                 ---------------      ------------        -----------

                                                 $     2,340,000         2,317,000          8,119,000
                                                 ===============      ============        ===========

         During the year ended December 31, 1996, the Company reached a settlement with the Internal Revenue Service for additional taxes relating to tax years 1991 through 1994. The settlement, inclusive of related interest, did not have a material impact on the Company's results of operations for 1996, 1995 or 1994 as it had been previously provided for in the Consolidated Financial Statements.

(6)      EMPLOYEE BENEFIT PLANS

         The Company adopted the Insurance Auto Auctions, Inc. 1991 Stock Option Plan (the 1991 Plan), as amended, presently covering 1,350,000 shares of the Company's common stock. The 1991 Plan provides for the grant of incentive stock options to key employees and nonqualified stock options and stock appreciation rights to key employees, directors, consultants and independent contractors. The 1991 Plan expires September 26, 2001. In general, new nonemployee directors will automatically receive grants of nonqualified options to purchase 10,000 shares and subsequent grants to purchase 2,000 shares at specified intervals.

         During 1995, the Company adopted the Insurance Auto Auctions, Inc. Supplemental Stock Option Plan (the 1995 Plan) covering 200,000 shares of the Company's common stock. The 1995 Plan provides for the grant of nonqualified stock options to employees, other than executive officers, and consultants and other independent advisors who provide services to the Company. The 1995 Plan will expire on October 1, 2005.

         Under both plans, as of December 31, 1996, options to purchase an aggregate of 1,082,000 shares were outstanding at a weighted average exercise price of $21.91 per share and 383,000 shares remained available for future grant.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


    Activity under the plans for the years ended December 31, 1996 and 1995 is as follows:

                                                                     1996                  1995
                                                               --------------        -------------
 Balance at beginning of year                                       1,061,000              967,000
   Options granted                                                    270,000              216,000
   Options canceled                                                  (247,000)            (111,000)
   Options exercised                                                   (2,000)             (11,000)
                                                               --------------        -------------

 Balance at end of year                                             1,082,000            1,061,000
                                                               ==============        =============

 Options exercisable at end of year                                   588,000              561,000
                                                               ==============        =============

 Price range of options outstanding at end of year             $   7.00-37.50           7.00-38.50
                                                               ==============        =============

 Price range of options granted during the year                $   9.25-12.63           7.00-32.25
                                                               ==============        =============

         The Company adopted the Insurance Auto Auctions, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan) effective July 1, 1993. The Stock Purchase Plan provides for the purchase of up to 75,000 shares of common stock of the Company by employees pursuant to the terms of the Plan, as defined. During the years ended December 31, 1996 and 1995, the Company issued 10,697 and 8,436 shares, respectively, of its common stock under the Plan.

         The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 20% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors and during the years ended December 31, 1996, 1995 and 1994, were matched 100% up to 4% of eligible earnings. Company contributions to the plan during the years ended December 31, 1996, 1995 and 1994 were approximately $482,000, $403,000 and $173,000, respectively.

         The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for any stock options in the accompanying Consolidated Financial Statements. Had the Company determined compensation expense based upon the fair value at the date of grant, as determined under Statement No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts as summarized below:

                                            1996             1995
                                        -------------    ------------
        Net earnings                    $   2,619,000    $  3,047,000
                                        -------------    ------------
        Net earnings per share          $         .23    $        .27
                                        =============    ============

         The per share weighted average fair value of stock options granted during 1996 and 1995 was $5.25 and $3.80, respectively, based upon a grant date valuation using the Black-Scholes option pricing model with the following weighted average assumptions in 1996 and 1995 -- expected dividend yield of 0.0%, risk-free interest rate of 6.2% and an average expected option life of four years.

         The pro forma net earnings and net earnings per share reflect only those options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings and net earnings per share presented above because compensation cost is generally recorded over the options' vesting period, generally four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

(7)      RELATED PARTY TRANSACTIONS

         Effective December 1, 1993, the Company entered into a national sales agreement with Allstate Insurance Company (Allstate) (a shareholder of the Company) to be Allstate's exclusive provider of automotive salvage services in markets that the Company currently services or enters in the future. The agreement, as defined, contains automatic renewal provisions.

         In its normal course of business dealings with Allstate, the Company purchases vehicles from Allstate and advances funds for intermediary towing and storage fees (advanced charges) on behalf of Allstate. Additionally, depending on the type of sales agreement in effect at a Company location, Allstate may owe the Company for various fees. Upon settlement, the advanced charges and the related amounts owed to Allstate for the purchase of the vehicle and the amount owed by Allstate to the Company for various fees are netted. During the years ended December 31, 1996 and 1995, the Company recorded fee income of $6,000,000 and $4,200,000, respectively, related to the consignment sale of Allstate-insured vehicles and recorded cost of sales of $63,900,000 and $62,100,000, respectively, related to the purchase of Allstate-insured vehicles under the purchase-agreement method.

         During 1996, 1995 and 1994, the Company paid fees aggregating $1,523,000, $1,474,000 and $4,088,000, respectively, to certain towing companies whose owners are either officers and/or directors/shareholders of the Company.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities and certain equipment under operating leases with related and nonrelated parties which expire through August 2006. Rental expense for the years ended December 31, 1996, 1995 and 1994 aggregated $8,681,000 $8,944,000 and $7,700,000
         (of which $884,000, $1,389,000 and $884,000 pertained to leases with related parties in 1996, 1995 and 1994, respectively), respectively.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         Minimum annual rental commitments for the next five years under noncancelable leases at December 31, 1996 are as follows:

                                                         NONRELATED              RELATED
                                                           PARTY                  PARTY
                                                      ----------------       --------------

              Year ending December 31:
              1997                                    $      7,342,000              886,000
              1998                                           6,107,000              911,000
              1999                                           5,756,000              873,000
              2000                                           5,662,000              650,000
              2001                                           5,239,000              680,000
              Thereafter                                     7,958,000                   --
                                                      ----------------       --------------

                                                      $     38,064,000            4,000,000
                                                      ================       ==============


         In addition to the Allstate agreement, the Company has purchase agreements with certain insurance company suppliers which expire at various intervals over the next two years. During fiscal 1996 and 1995, the two largest suppliers accounted for 21% and 19%, and 21% and 21%, respectively, of the Company's supply of vehicles.

         The Company has compensation agreements with certain officers and other key employees. These agreements expire through December 1998.

         On August 2, 1995, a shareholder of the Company filed a class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its current and former officers and directors. The complaint alleges that the defendants made false and misleading statements of material fact and omitted to state material facts in its quarterly and annual reports, periodic press releases and communications with analysts. The complaint is a purported class action on behalf of all persons who purchased or otherwise acquired the Company's common stock during the period July 27, 1994 through August 4, 1995 and seeks unspecified damages.

         In August 1996, class certification was denied. A new class representative was presented and the class was certified in January 1997.

         Although the Company cannot predict the likely outcome of the lawsuit at this time, the Company believes that the lawsuit is without merit and intends to defend against it vigorously.

         The Company is subject to other certain miscellaneous legal claims which have arisen during the ordinary course of its business.

 (9)     ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS

         In connection with the acquisition of capital stock of Underwriters Salvage Corporation (USC), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life. The assumed discount rate used to determine the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1996 was 7%.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



         Included in the APBO at December 31, 1996 is an unrecognized gain from past experience of $2,763,000, which will be amortized over the estimated actuarial period. The 1996 expense related to the APBO was $9,000.

         Shown below is the Accumulated Postretirement Benefit Obligation
         (APBO) for the plan. The APBO is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is included in the footnote disclosure. For retirees, it is the present value of all benefits expected to be paid from the plan.


 Medical                                                                $        (1,010,000)
 Life Insurance                                                                    (400,000)
                                                                        -------------------

      Total APBO                                                                 (1,410,000)

 Plan assets                                                                             --
                                                                        -------------------

      Funded status                                                              (1,410,000)

 Unrecognized net gain from past experience                                      (2,763,000)
                                                                        -------------------

      Accrued postretirement benefit cost                               $        (4,173,000)
                                                                        ===================
 Reconciliation of accrued postretirement benefit cost:
   Accrued benefit cost, December 31, 1995                              $        (4,354,000)
   1996 expense                                                                      (9,000)
   1996 contributions/premium paid                                                  190,000
                                                                        -------------------

   Accrued postretirement benefit cost, December 31, 1996               $        (4,173,000)
                                                                        ===================

         Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

(10)     SPECIAL CHARGES

         During 1996, the Company recorded special charges aggregating $1,395,000 as a result of further repositioning to achieve its strategic plans. In implementing these strategic plans, the Company decided to establish its corporate headquarters in Illinois resulting in severance costs of $210,000 related to corporate employees not relocating to the Illinois corporate headquarters. Additionally, the Company incurred costs amounting to $670,000 to terminate an employment agreement with the Company's former Chairman of the Board and Chief Executive Officer. After evaluating past contracts entered into, the Company incurred a charge of $880,000 for agreements determined to no longer have value to the current corporate strategy. Additionally, the Company recorded an offsetting gain of $365,000 related to the negotiation of a buyout of a long-term lease.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued




         During 1995, the Company recorded special charges aggregating $4,226,000. The Company responded to changes in its industry and formulated its plans to reposition itself to achieve its strategic growth objectives. As a result of this repositioning, the Company determined that certain of its computer systems, software and related assets should be written down resulting in a charge of approximately $2.5 million which is included in special charges. The Company also decided to not move its North Hollywood, California corporate administrative staff to a facility it had leased in Woodland Hills, California, resulting in a $1.1 million special charge. Additionally, the Company recorded charges related to the repositioning aggregating $600,000, all of which are included in special charges.

(11)     QUARTERLY FINANCIAL DATA (Unaudited)

         Summarized unaudited financial data for 1996 and 1995 are as follows:

                                 MARCH 31                JUNE 30          SEPTEMBER 30         DECEMBER 31
                            ------------------          ----------        ------------         -----------
 1996:
   Net sales                $       72,816,000          76,042,000          68,680,000          64,355,000
   Earnings from
    operations                       1,985,000           3,191,000           1,798,000             587,000
   Net earnings                        759,000           1,521,000             751,000              71,000
   Net earnings per share                  .07                 .13                 .07                 .01
                            ==================          ==========        ============         ===========

 1995:
   Net sales                $       60,235,000          65,187,000          64,982,000          67,592,000
   Earnings (loss) from
    operations                       4,770,000           3,588,000         (3,372,000)           1,899,000
   Net earnings (loss)               2,675,000           1,918,000         (2,247,000)             790,000
   Net earnings (loss) per
    share                                  .24                 .17               (.20)                 .07
                            ==================          ==========        ============         ===========

                               INDEX TO EXHIBITS

                                                                                       Sequentially
                                                                                         Numbered
Exhibit No.                                                                                Page
----------                                                                            -------------
10.148      Letter Agreement by and between the Registrant and Bradley S. Scott dated December 5, 1996.

21.1        Subsidiaries of the Registrant

23.1        Consent of Independent Auditors.

24.1        Power of Attorney incorporated by reference to page 28 of the Form 10-K.

27.1        Financial Data Schedule