Form 10-Q
period 1997-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1997-05-15
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------


                        Commission File Number: 0-19594
                                                -------

                         INSURANCE AUTO AUCTIONS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


California                                                                                     95-3790111
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

1270 West Northwest Highway, Palatine, Illinois                                                     60067
---------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                       (Zip Code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

     Class                                       Outstanding March 31, 1997

Common Stock, $0.001 Par Value                        11,291,617 shares

                                     INDEX

                         INSURANCE AUTO AUCTIONS, INC.


                                                                     PAGE NUMBER

PART I.   FINANCIAL INFORMATION ..........................................   3

Item 1.   Financial Statements (Unaudited) ...............................   3

          Condensed Consolidated Balance Sheets
            as of March 31, 1997 and December 31, 1996 ...................   3
          Condensed Consolidated Statements of Earnings for the
            Three Month Periods ended March 31, 1997 and March 31, 1996 .. 4 Condensed Consolidated Statements of Cash Flows for the
            Three Month Periods ended March 31, 1997 and March 31, 1996 ..   5
          Notes to Condensed Consolidated Financial Statements ...........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................    7

PART II.  OTHER INFORMATION .............................................   13

Item 1.   Legal Proceedings and Other Matters ...........................   13

Item 2.   Changes in Securities .........................................   13

Item 3.   Defaults upon Senior Securities ...............................   13

Item 4.   Submission of Matters to a Vote of Security Holders ...........   13

Item 5.   Other Information .............................................   13

Item 6.   Exhibits and Reports on Form 8-K ..............................   13

SIGNATURES ..............................................................   14

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                                          March 31,           December 31,
                                                                            1997                  1996
                                                                       --------------       --------------
ASSETS

Current assets:
 Cash and cash equivalents                                             $    4,899,000       $    5,888,000
 Accounts receivable, net                                                  33,920,000           34,371,000
 Inventories                                                               10,959,000           10,162,000
 Other current assets                                                       2,387,000            3,630,000
                                                                       --------------       --------------
       Total current assets                                                52,165,000           54,051,000

Property and equipment, at cost, net                                       21,207,000           21,596,000

Other assets, principally goodwill, net                                   135,248,000          136,157,000
                                                                       --------------       --------------

                                                                       $  208,620,000       $  211,804,000
                                                                       ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                                    $2,517,000           $2,571,000
 Accounts payable                                                          20,904,000           18,014,000
 Accrued liabilities                                                        9,962,000           11,801,000
 Income taxes                                                               1,828,000            1,986,000
                                                                       --------------       --------------
       Total current liabilities                                           35,211,000           34,372,000

Long-term debt, excluding current installments                             26,223,000           30,843,000
                                                                       --------------       --------------

      Total liabilities                                                    61,434,000           65,215,000
                                                                       --------------       --------------

Shareholders' equity:
 Preferred stock, par value of $.001 per share.
   Authorized 5,000,000 shares; none issued.                                      ---                  ---
 Common stock, par value of $.001 per share
   Authorized 20,000,000 shares; issued and outstanding
11,291,617, and 11,282,838, shares as of March 31, 1997
   and December 31, 1996, respectively                                         11,000               11,000
 Additional paid-in capital                                               131,748,000          131,681,000
 Retained earnings                                                         15,427,000           14,897,000
                                                                       --------------       --------------

      Total shareholders' equity                                          147,186,000          146,589,000
                                                                       --------------       --------------

                                                                       $  208,620,000       $  211,804,000
                                                                       ==============       ==============


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)







                                                     Three Month Periods
                                                        Ended March 31,
                                              ----------------------------------
                                                  1997                   1996
                                              -----------            -----------
Net sales:
 Vehicle sales                               $ 45,156,000           $ 52,659,000
 Fee income                                    22,729,000             20,157,000
                                              -----------            -----------
                                               67,885,000             72,816,000
Cost and expenses:
 Cost of sales                                 54,053,000             57,949,000
 Direct operating expenses                     11,374,000             11,955,000
 Amortization of acquisition costs                950,000                927,000
                                              -----------            -----------

    Earnings from operations                    1,508,000              1,985,000

Other (income) expense:
 Interest expense                                 736,000                808,000
 Interest (income)                               (158,000)              (154,000)
                                              -----------            -----------

    Earnings before income taxes                  930,000              1,331,000

Income taxes                                      400,000                572,000
                                              -----------            -----------

    Net earnings                                 $530,000               $759,000
                                              ===========            ===========

Net earnings per common and common
 equivalent shares outstanding               $        .05           $        .07
                                              ===========            ===========

Weighted average common and common
 equivalent shares outstanding                 11,312,000             11,339,000
                                              ===========            ===========


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         Three Month Periods
                                                                                            Ended March 31,
                                                                                   -------------------------------
                                                                                          1997             1996
Cash flows from operating activities:
  Net earnings                                                                     $    530,000      $    759,000
                                                                                   ------------      ------------
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                     2,089,000         2,016,000
    Change in assets and liabilities (net of effects of
    acquired companies):
      (Increase) decrease in:
         Accounts receivable, net                                                       451,000          (458,000)
         Inventories                                                                   (797,000)         (530,000)
         Other current assets                                                         1,243,000           627,000
           Other assets                                                                 (41,000)           (2,000)
       Increase (decrease) in:
         Accounts payable                                                             2,890,000         3,833,000
         Accrued liabilities                                                         (1,828,000)          (88,000)
         Income taxes                                                                  (158,000)          572,000
                                                                                   ------------      ------------
             Total adjustments                                                        3,849,000         5,970,000
                                                                                   ------------      ------------

             Net cash provided by operating activities                                4,379,000         6,729,000
                                                                                   ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                                 (750,000)       (1,792,000)
  Payments made in connection with acquired companies                                   (97,000)       (1,429,000)
                                                                                   ------------      ------------

             Net cash used in investing activities                                     (847,000)       (3,221,000)
                                                                                   ------------      ------------
Cash flows from financing activities:
  Proceeds (payment) of line of credit and notes payable                             (4,488,000)        4,458,000
  Payment of notes payable to acquired companies                                       (100,000)       (1,793,000)
  Proceeds from issuance of common stock                                                 67,000            52,000
                                                                                   ------------      ------------

             Net cash provided by (used in) financing activities                     (4,521,000)        2,717,000
                                                                                   ------------      ------------

             Net (decrease) increase in cash                                           (989,000)        6,225,000

Cash and cash equivalents at beginning of period                                      5,888,000         7,182,000
                                                                                   ------------      ------------

Cash and cash equivalents at end of period                                        $   4,899,000     $  13,407,000
                                                                                   ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                      $   1,261,000     $   1,090,000
    Income taxes                                                                        558,000            18,000
                                                                                   ============      ============


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

     As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


2.   INCOME TAXES

     Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.


3.   NET EARNINGS PER SHARE

     Net earnings per share is based on the weighted average number of shares of common and common share equivalents outstanding.


4.   RECENT DEVELOPMENTS

     The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per Share" (Statement No. 128), issued in March 1997 and is effective for interim and annual periods ending after December 15, 1997. The Company will adopt Statement No. 128 in the fourth quarter of 1997. Statement No. 128 requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average share outstanding excluding the effects of common stock equivalents. Dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents as determined by the treasury stock method, will also be required. The Diluted presentation is similar to the historical presentation of fully diluted earnings per share. Management believes the adoption of Statement No. 128 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and this Form 10Q. Among these risks are legislative acts, weather conditions, market value of salvage declining, management changes, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

     The Company has renegotiated some of its purchase agreement contracts and is seeking to renegotiate certain others. If the relationship between ACVs and salvage prices remains at its present level, the Company may continue to encounter reduced profitability from purchase agreement contracts until they expire or are renegotiated. The Company continues to offer purchase agreements to those customers who select it, but generally at a lower percentage of ACV than previously offered to customers, based on current vehicle values. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreements designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

     Since its initial public offering, the Company has grown mostly through acquisitions. From 1993 to mid 1995, the Company acquired numerous salvage pools (the "Acquisitions") strategically located throughout the United States. In 1996, the Company acquired one pool and developed one new site. Acquisitions continue to be a key part of the Company's strategic plan for growth.

     The Company's operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase agreement method. See "Factors That May Affect Future Results" in the Company's Annual Report on

Form 10-K for the year ended December 31, 1996 and this Form 10Q for further discussion of some of the factors that affect or could affect the Company's business, operating results and financial condition.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

     Net sales of the Company decreased to $67,885,000 for the three months ended March 31, 1997, from $72,816,000 for the same three month period in 1996, a 6% decrease. Net sales were lower due to the conversion of selected purchase agreements to the consignment agreement method of sale and pressures on gross profit. These pressures were the result of the decline in the average sales prices of salvage and a reduction in the availability of higher value salvage resulting from insurance companies emphasis on repairing newer, less damaged vehicles. Unit volume increased 4%, compared to the same period in 1996. Existing facilities volume increased by 4%, while net sales growth from existing facilities decreased by 6%. These changes are the same as for the Company overall, when compared to the same period in 1996, as there were no significant acquisitions or new facility startups during 1996. The purchase agreement sales method of processing accounted for 37,000 vehicles, or 31% of total volume, down 9% from the same period in 1996.

     Cost of sales decreased to $54,053,000 for the three months ended 1997, from $57,949,000 for the same period in 1996, a 7% decrease. The decrease in cost of sales was substantially a result of decreased purchase agreement volume resulting from the conversion of selected purchase agreements to consignment agreements. Cost of sales as a percentage of net sales remained at 80%. This was the result of higher prices per car being paid due to increased Actual Cash Values (ACVs), while selling prices of salvage vehicles were lower.

     Direct operating expenses decreased to $11,374,000 for the three months ended March 31, 1997, from $11,955,000 for the same period in 1996, a 5% decrease. The decrease is the result of management's continued emphasis on the reduction of direct operating expenses. Direct operating expenses as a percentage of net sales were flat, compared to the same period in 1996. Amortization of acquisition costs associated with the Acquisitions increased to $950,000 for the three month period ended March 31, 1997 from $927,000 for the comparable period in 1996, as a result of the amortization of goodwill for the acquisition made in 1996.

     Interest expense decreased to $736,000 for the three months ended March 31, 1997, from $808,000 for the same period in 1996. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility ("the Facility").

     Interest income increased to $158,000 for the three month period ended March 31, 1997, from $154,000 for the comparable period in 1996.

     Income taxes decreased to $400,000 for the three months ended March 31, 1997, from $572,000 for the comparable period in 1996. This decrease is primarily the result of the decrease in earnings. The Company's effective tax rate for the three months ended March 31, 1997 was 43%. The effective tax rate is subject to ongoing review and evaluation by Management.

     The Company's net earnings were $530,000 for the three months ended March 31, 1997, a 30% decrease from the comparable period in 1996 of $759,000.

FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1997, the Company had current assets of $52,165,000, including $4,899,000 of cash and cash equivalents, current liabilities of $35,211,000 and working capital of $16,954,000. The $2,725,000 decrease in working capital from December 31, 1996, was principally related to the repayment of long term borrowings under the Facility.

     On April 4, 1997, the Company refinanced this revolving credit agreement on similar terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and matures on April 1, 2000.

     At March 31, 1997, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $4,087,000, amounts due to the sellers related to an acquisition aggregating $3,632,000 with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $1,372,000 which bear interest at 8.0%. There were no borrowings outstanding on the Facility at March 31, 1997.

     Capital expenditures were approximately $750,000 for the three months ended March 31, 1997. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

     The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth through acquisitions and new facility start-ups. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

     The Company's operating results have not historically been materially affected by inflation.

RECENT DEVELOPMENTS

     The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per Share" (Statement No. 128), issued in March 1997 and is effective for interim and annual periods ending after December 15, 1997. The Company will adopt Statement No. 128 in the fourth quarter of 1997. Statement No. 128 requires the presentation of "Basic" earnings per share which represents net earnings divided by the weighted average share outstanding excluding the effects of common stock equivalents. Dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents as determined by the treasury stock method, will also be required. The Diluted presentation is similar to the historical presentation of fully diluted earnings per share. Management believes the adoption of Statement No. 128 will not have a material impact on the Company's financial position or results of operations.

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

     Pending Litigation. In August 1995, the Company was named as a defendant in a lawsuit filed by Registrant shareholders in the United States District Court for the Central District of California. The lawsuit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. While class certification was initially denied in August of 1996, a new class representative was presented to the court and the class was ultimately certified in January 1997. Discovery is proceeding for this lawsuit which is currently scheduled for trial in July 1997. Although the Company believes the lawsuit is without merit and intends to defend against it vigorously, there can be no assurance that the Company will achieve a successful result in this litigation. The Company has incurred and expects to continue to incur legal expenses until this litigation is resolved and the outcome could have a material adverse effect on the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

(a) The Registrant has been named as a defendant in a lawsuit filed by Registrant shareholders in the United States District Court for the Central District of California (in which two of the Registrant's directors and one former officer and director are also defendants). The lawsuit alleges violations of the federal securities laws and purports to seek damages on behalf of a class of shareholders who purchased the Registrant's common stock during the period of July 27, 1994 through August 4, 1995. In August 1996, class certification was initially denied. A new class representative was presented and the class was ultimately certified in January 1997. The Registrant believes the lawsuit is without merit and intends to defend against it vigorously. See Note 8 to the Registrant's Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b) The registrant was named as a defendant in a lawsuit filed by registrant shareholders in the State of California. Class certification was denied and the lawsuit dismissed in August, 1996.


ITEM 2.  CHANGES IN SECURITIES.  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  NONE

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


                          INSURANCE AUTO AUCTIONS, INC.






Date: May 15, 1997       By:    /s/ Linda C. Larrabee
     -------------              -----------------------------------------------
                         Name:  Linda C. Larrabee
                         Title: Senior Vice President, Chief Financial Officer
                                     and Secretary

                                (Duly Authorized Officer and Principal Financial
                                     and Accounting Officer)