Form 10-Q
period 1997-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1997-08-14
CIK 880026

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                       Commission File Number: 0-19594

                        INSURANCE AUTO AUCTIONS, INC.
           (Exact name of registrant as specified in its charter)


California                                                           95-3790111
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Rd., Suite 100, Schaumburg, Illinois                   60173
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                               (847) 839-3939
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

1270 West Northwest Highway, Palatine, Illinois 60067
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           [ X ] Yes   [ ] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

                      Class                 Outstanding June 30, 1997
                      -----                 -------------------------
           Common Stock, $0.001 Par Value        11,291,492 shares

                                    INDEX

                        INSURANCE AUTO AUCTIONS, INC.

                                                                    PAGE NUMBER
                                                                    -----------
PART I.  FINANCIAL INFORMATION ....................................      3

Item 1.  Financial Statements (Unaudited) .........................      3

         Condensed Consolidated Balance Sheets
           as of June 30, 1997 and December 31, 1996 ..............      3
         Condensed Consolidated Statements of Earnings for the
           Three Month Periods ended June 30, 1997 and June 30,
           1996 and The Six Month Periods ended June 30, 1997
           and June 30, 1996 ......................................      4
         Condensed Consolidated Statements of Cash Flows for the
           Six Month Periods ended June 30, 1997 and
           June 30, 1996 ..........................................      5
         Notes to Condensed Consolidated Financial Statements .....      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ......................      7

PART II. OTHER INFORMATION ........................................     14

Item 1.  Legal Proceedings and Other Matters ......................     14

Item 2.  Changes in Securities ....................................     14

Item 3.  Defaults upon Senior Securities ..........................     14

Item 4.  Submission of Matters to a Vote of Security Holders ......     14

Item 5.  Other Information ........................................     15

Item 6.  Exhibits and Reports on Form 8-K .........................     15

SIGNATURES ........................................................     16

EXHIBIT INDEX .....................................................     17


                        INSURANCE AUTO AUCTIONS, INC.
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)





                                                           June 30,   December 31,
                                                            1997          1996
                                                        ------------  ------------
ASSETS

Current assets:
  Cash, cash equivalents & short-term investments       $  9,274,000  $  5,888,000
  Accounts receivable, net                                29,596,000    34,371,000
  Inventories                                             10,759,000    10,162,000
  Other current assets                                     2,042,000     3,630,000
                                                        ------------  ------------
        Total current assets                              51,671,000    54,051,000
                                                        ------------  ------------

Property and equipment, at cost, net                      21,116,000    21,596,000

Other assets, principally goodwill, net                  134,399,000   136,157,000
                                                        ------------  ------------

                                                        $207,186,000  $211,804,000
                                                        ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                $  2,017,000  $  2,571,000
  Accounts payable                                        18,469,000    18,014,000
  Accrued liabilities                                     11,190,000    11,801,000
  Income taxes                                             2,489,000     1,986,000
                                                        ------------  ------------
        Total current liabilities                         34,165,000    34,372,000
                                                        ------------  ------------

Long-term debt, excluding current installments            24,313,000    30,843,000
                                                        ------------  ------------

       Total liabilities                                  58,478,000    65,215,000
                                                        ------------  ------------


Shareholders' equity:
Preferred stock, par value of $.001 per share.
  Authorized 5,000,000 shares; none issued.                      ---           ---
Common stock, par value of $.001 per share
  Authorized 20,000,000 shares; issued and outstanding
  11,291,492 and 11,282,838 shares as of June 30, 1997
  and December 31, 1996, respectively                         11,000        11,000
Additional paid-in capital                               131,748,000   131,681,000
Retained earnings                                         16,949,000    14,897,000
                                                        ------------  ------------

       Total shareholders' equity                        148,708,000   146,589,000
                                                        ------------  ------------

                                                        $207,186,000  $211,804,000
                                                        ============  ============



See accompanying notes to condensed consolidated financial statements.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)





                                       Three Month Periods       Six Month Periods
                                         Ended June 30,            Ended June 30,
                                    ------------------------  -------------------------

                                        1997         1996         1997          1996
                                    -----------  -----------  -----------  ------------
Net sales:
 Vehicle sales                      $44,990,000  $55,556,000  $90,146,000  $108,215,000
 Fee income                          20,988,000   20,486,000   43,717,000    40,643,000
                                    -----------  -----------  -----------  ------------
                                     65,978,000   76,042,000  133,863,000   148,858,000
Cost and expenses:
 Cost of sales                       49,682,000   59,678,000  103,736,000   117,627,000
 Direct operating expenses           11,506,000   12,235,000   22,879,000    24,190,000
 Amortization of acquisition costs      945,000      938,000    1,895,000     1,865,000
 Special charge                         750,000          ---      750,000           ---
                                    -----------  -----------  -----------  ------------

     Earnings from operations         3,095,000    3,191,000    4,603,000     5,176,000

Other (income) expense:
 Interest expense                       669,000      768,000    1,405,000     1,576,000
 Interest income                       (241,000)    (246,000)    (399,000)     (400,000)
                                    -----------  -----------  -----------  ------------

     Earnings before income taxes     2,667,000    2,669,000    3,597,000     4,000,000

Income taxes                          1,147,000    1,148,000    1,547,000     1,720,000
                                    -----------  -----------  -----------  ------------

     Net earnings                   $ 1,520,000  $ 1,521,000  $ 2,050,000   $ 2,280,000
                                    ===========  -----------  ===========  ============


Net earnings per common and common
 equivalent shares outstanding      $       .13  $       .13  $       .18  $        .20
                                    ===========  ===========  ===========  ============

Weighted average common and common
 equivalent shares outstanding       11,299,000   11,369,000   11,306,000    11,355,000




See accompanying notes to condensed consolidated financial statements.

                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Six Month Periods
                                                             Ended June 30,
                                                       ------------------------
                                                           1997         1996
                                                           ----         ----
Cash flows from operating activities:
 Net earnings                                          $ 2,050,000  $ 2,280,000
                                                       -----------  -----------
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
   Depreciation and amortization                         3,947,000    4,073,000
   Change in assets and liabilities (net of effects of
   acquired companies):
     (Increase) decrease in:
        Accounts receivable, net                         4,775,000    2,527,000
        Inventories                                       (597,000)   1,945,000
        Other current assets                             1,588,000      758,000
        Other assets                                      (137,000)     (22,000)
     Increase (decrease) in:
        Accounts payable                                   455,000   (1,808,000)
        Accrued liabilities                               (477,000)   1,767,000
        Income taxes                                       503,000    1,478,000
                                                       -----------  -----------
           Total adjustments                            10,057,000   10,718,000
                                                       -----------  -----------
           Net cash provided by operating activities    12,107,000   12,998,000
                                                       -----------  -----------

Cash flows from investing activities:
 Short-term investments                                          -      410,000
 Capital expenditures                                   (1,572,000)  (3,411,000)
 Payments made in connection with acquired companies      (132,000)  (1,675,000)
                                                       -----------  -----------

           Net cash used in investing activities        (1,704,000)  (4,676,000)
                                                       -----------  -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                     67,000       52,000
 Proceeds (payment) of line of credit and
  notes payable                                         (4,640,000)   4,536,000
 Payment of notes payable to acquired companies         (2,444,000)  (1,854,000)
                                                       -----------  -----------

           Net cash provided by (used in)
            financing activities                        (7,017,000)   2,734,000
                                                       -----------  -----------

           Net increase in cash                          3,386,000   11,056,000


Cash and cash equivalents at beginning of period         5,888,000      362,000
                                                       -----------  -----------

Cash and cash equivalents at end of period             $ 9,274,000  $11,418,000
                                                       ===========  ===========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                            $ 3,150,000  $ 1,266,000
   Income taxes                                          1,043,000      260,000
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

5.  SPECIAL CHARGE

    During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. The settlement is subject to finalization of formal settlement documents and court approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected or implied. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and this Form 10Q. Among these risks are legislative acts, weather conditions, market value of salvage declining, management changes, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

     Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle, pursuant to the purchase agreement. ACVs are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Until the significant rise in used car prices and ACVs during 1995, the conversion from consignment sales to purchase agreement sales generally benefited the Company. During 1995, however, used car prices and ACVs rose significantly. Despite the increase in used car prices and ACVs, prices at salvage auctions did not increase correspondingly. Because the Company's purchase price is fixed by contract, the increased ACVs has reduced profitability on the sale of vehicles under the purchase agreement method.

     The Company has renegotiated some of its purchase agreement contracts and is seeking to renegotiate certain others. If the relationship between ACVs and salvage prices remains at its present level, the Company may continue to encounter reduced profitability from purchase agreement contracts until they expire or are renegotiated. The Company continues to offer purchase agreements to those customers who select it, but generally at a lower percentage of ACV than previously offered to customers, based on current vehicle values. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreements designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. Further changes in ACVs or the market or auction prices for salvage vehicles could have a material effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

     Net sales for the second quarter of 1997 were $65,978,000, which represented a 13% decrease from 1996 second quarter net sales of $76,042,000. This is substantially the result of the decrease in purchase agreement unit volume resulting from the conversion of selected purchase agreements to consignment agreements. Unit volumes in the second quarter of 1997 were down 1% compared with the second quarter of the prior year due to the termination of some unprofitable purchase agreements. Same store changes were the same for the Company overall as there were no significant acquisitions or new facility startups during 1996.

     Gross Profit decreased slightly to $16,296,000 for the three months ended June 30, 1997, from $16,364,000 for the same period in 1996. Gross profit as a percentage of net sales increased to 25% versus 22% for the comparable period of 1996.

     Direct operating expenses for the second quarter were $11,506,000, a 6% decrease versus the second quarter of 1996 direct operating expenses of $12,235,000. Continued cost reduction efforts lowered direct operating expenses to $102 per unit versus $107 per unit during the second quarter of 1996. Amortization of acquisition costs associated with the Acquisitions increased to $945,000 for the three month period ended June 30, 1997 from $938,000 for the comparable period in 1996, as a result of the amortization of goodwill for the acquisition made in 1996.

     During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. The settlement is subject to finalization of formal settlement documents and court approval.

     Interest expense decreased to $669,000 for the 1997 second quarter, from $768,000 for the same period in 1996. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility ("the Facility").

     Interest income of $241,000 was slightly lower in the 1997 second quarter versus $246,000 for the comparable quarter in 1996.

     Income taxes of $1,147,000 for the three months ended June 30, 1997 were essentially even with the 1996 second quarter income taxes of $1,148,000. The Company's effective tax rate each period was 43%. The effective tax rate is subject to ongoing review and evaluation by Management.

     The Company's net earnings were $1,520,000 for the three months ended June 30, 1997 versus the comparable period in 1996 of $1,521,000. Net earnings per common share were unchanged at 13 cents per share. Net earnings excluding the special charge were $1,948,000, or 17 cents per share, for the second quarter of 1997.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

     Net sales of the Company decreased to $133,863,000 for the six months ended June 30, 1997, from $148,858,000 for the same six month period in 1996, a 10% decrease. Net sales were lower due to the conversion of selected purchase agreements to the consignment agreement method of sale, the decline in the average sales prices of salvage and a reduction in the availability of higher value salvage resulting from insurance companies emphasis on repairing newer, less damaged vehicles. Unit volume increased 2%, compared to the same period in 1996. Same store changes are the same as for the Company overall, when compared to the same period in 1996, as there were no significant acquisitions or new facility startups during 1996 or the first half of 1997. The purchase agreement sales method of processing accounted for 71,000 vehicles, or 31% of total volume, down 11% from the same period in 1996.

     Gross profit decreased to $30,127,000 for the six months ended June 30, 1997, from $31,231,000 for the same period in 1996, a 4% decrease. Gross profit as a percentage of net sales, however, increased to 23% versus 21% for the comparable period of 1996 resulting from the conversion of selected purchase agreements to consignment agreements.

     Direct operating expenses decreased to $22,879,000 for the six months ended June 30, 1997, from $24,190,000 for the same period in 1996, a 5% decrease. The decrease is the result of management's continued emphasis on the reduction of direct operating expenses. Amortization of acquisition costs associated with the Acquisitions increased to $1,895,000 for the six month period ended June 30, 1997 from $1,865,000 for the comparable period in 1996, as a result of the amortization of goodwill for the acquisition made in 1996.

     During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. The settlement is subject to finalization of formal settlement documents and court approval.

     Interest expense decreased to $1,405,000 for the six months ended June 30, 1997, from $1,576,000 for the same period in 1996. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility.

     Interest income was flat at $399,000 for the six month period ended June 30, 1997, versus $400,000 for the comparable period in 1996.

     Income taxes decreased to $1,547,000 for the six months ended June 30, 1997, from $1,720,000 for the comparable period in 1996. This decrease is the result of the decrease in earnings. The Company's effective tax rate for the six months ended June 30, 1997 and the six months ended June 30, 1996 was 43%. The effective tax rate is subject to ongoing review and evaluation by Management.

     The Company's net earnings were $2,050,000 for the six months ended June 30, 1997, a 10% decrease from the comparable period in 1996 of $2,280,000. Net earnings per common share declined to 18 cents per share in 1997 versus 20 cents per share in 1996. Net earnings excluding the special charge were $2,478,000, or 22 cents per share, for the first six months of 1997.

FINANCIAL CONDITION AND LIQUIDITY

     At June 30, 1997, the Company had current assets of $51,671,000, including $9,274,000 of cash and cash equivalents, current liabilities of $34,165,000 and working capital of $17,506,000. The $2,173,000 decrease in working capital from December 31, 1996, was principally related to the repayment of long term borrowings under the Facility.

     On April 4, 1997, the Company refinanced this revolving credit agreement on similar terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and matures on April 1, 2000.

     At June 30, 1997, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $4,001,000, amounts due to the sellers related to an acquisition aggregating $1,833,000 with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $667,000 which bear interest at 8.0%. There were no borrowings outstanding on the Facility at June 30, 1997. During the second quarter, the Company made scheduled debt repayments to sellers of $1,798,000 and unscheduled debt repayments of $500,000.

     Capital expenditures were approximately $1,572,000 for the six months ended June 30, 1997. These capital expenditures primarily included upgrading and expanding the Company's facilities and management information system. The Company currently leases most of its facilities and other properties.

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

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and general weather conditions. Inclement weather conditions can result in lower attendance at auctions as well as impact the availability of salvage. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

     Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in governmental regulations or interpretations of existing regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. For example, the Company believes legislation currently being considered by Congress could have a negative impact on the number of buyers attending an auction as well as increase some of the costs to those buyers. This legislation could increase governmental regulation of certain operations of the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect of the Company's business, operating results and financial condition.

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

     Integration and Expansion of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. Finally, the Company has focused, and continues to focus, a significant amount of effort toward integrating acquisitions and standardizing operations. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II. OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS.

     a) During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. The settlement is subject to finalization of formal settlement documents and court approval.

         The registrant previously reported on this lawsuit in its Form 10-Q for the quarterly period ended March 31, 1997.


ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held June 18, 1997, the shareholders (i) elected eight directors to serve on the Company's Board of Directors, (ii) amended the Employee Stock Purchase Plan to give the Company discretion to allow employees with less than six months of service to participate, (iii) approved changing the Company's state of incorporation from California to Illinois, and (iv) ratified the Company's appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 1997. Shareholders holding 9,856,575 shares of Common Stock, representing 87.3% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

The vote for nominated directors was as follows:


         Director                Votes for                Votes Withheld
         --------                ---------                --------------
                                                             <C.
         Bradley S. Scott        9,826,894                   29,681
         James P. Alampi         9,837,605                   18,970
         Susan B. Gould          9,837,794                   18,781
         Melvin R. Martin        9,836,430                   20,145
         Thomas J. O'Malia       9,837,994                   18,581
         Christopher G. Knowles  9,837,474                   19,101
         Glen E. Tullman         9,837,824                   18,751
         Maurice A. Cocca        9,837,294                   19,281


The vote for amending the Employee Stock Purchase Plan was as follows:  For:
7,606,055; Against: 2,155,869; and Votes Withheld:  12,747

The vote for changing the Company's state of incorporation was as follows:
For: 5,975,663; Against: 2,170,045; and Votes Withheld:  12,338.

The vote for ratifying the appointment of KPMG Peat Marwick LLP was as follows:
For: 9,751,285; Against: 102,507; and Votes Withheld:  2,783.

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


        (a)  EXHIBITS.
             ---------

             10.1 Insurance Auto Auctions, Inc. Employee Stock Purchase Plan

             10.2 Revolving Credit Agreement Dated as of April 4, 1997
                  Between Insurance Auto Auctions, Inc. as Borrower and LaSalle National Bank as Lender.

             27.1 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INSURANCE AUTO AUCTIONS, INC.


Date: August 14, 1997    By: /s/ Linda C. Larrabee
      ---------------        -----------------------
                         Name:   Linda C. Larrabee
                         Title:  Senior Vice President, Chief Financial Officer
                                   and Secretary

                                 (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

                                EXHIBIT INDEX


10.1 Insurance Auto Auctions, Inc. Employee Stock Purchase Plan

10.2 Revolving Credit Agreement Dated as of April 4, 1997 Between Insurance Auto Auctions, Inc. as Borrower and LaSalle National Bank as Lender.

27.1 Financial Data Schedule