Form 10-Q
period 1997-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1997-11-14
CIK 880026

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                       Commission File Number: 0-19594
                                               -------

                        INSURANCE AUTO AUCTIONS, INC.
                        -----------------------------
           (Exact name of registrant as specified in its charter)


Illinois                                                              95-3790111
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Rd., Suite 100, Schaumburg, Illinois                    60173
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                               (847) 839-3939
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

                                                               [X] Yes [ ] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

          Class                                 Outstanding September 30, 1997
          -----                                 ------------------------------

Common Stock, $0.001 Par Value                          11,298,461 shares

                                    INDEX

                        INSURANCE AUTO AUCTIONS, INC.



                                                                                     PAGE NUMBER
                                                                                     -----------
PART I.  FINANCIAL INFORMATION........................................................   3

Item 1.  Financial Statements (Unaudited).............................................   3

         Condensed Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996.............................   3
         Condensed Consolidated Statements of Earnings for the
           Three Month Periods ended September 30, 1997 and September 30, 1996 and
           The Nine Month Periods ended September 30, 1997 and September 30, 1996.....   4
         Condensed Consolidated Statements of Cash Flows for the
           Nine Month Periods ended September 30, 1997 and September 30, 1996.........   5
         Notes to Condensed Consolidated Financial Statements ........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................   7

PART II. OTHER INFORMATION............................................................  13

Item 1.  Legal Proceedings and Other Matters..........................................  13

Item 2.  Changes in Securities........................................................  13

Item 3.  Defaults upon Senior Securities..............................................  13

Item 4.  Submission of Matters to a Vote of Security Holders..........................  13

Item 5.  Other Information............................................................  13

Item 6.  Exhibits and Reports on Form 8-K ............................................  13

SIGNATURES............................................................................  14

EXHIBIT INDEX.........................................................................  15


                        INSURANCE AUTO AUCTIONS, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                                         September 30,            December 31,
                                                                              1997                    1996
                                                                         -------------            ------------
ASSETS
Current assets:
     Cash, cash equivalents & short-term investments                    $    8,982,000          $    5,888,000
     Accounts receivable, net                                               30,362,000              34,371,000
     Inventories                                                            11,021,000              10,162,000
     Other current assets                                                    2,280,000               3,630,000
                                                                        --------------          --------------
         Total current assets                                               52,645,000              54,051,000
                                                                        --------------          --------------

Property and equipment, at cost, net                                        21,007,000              21,596,000

Other assets, principally goodwill, net                                    133,505,000             136,157,000
                                                                        --------------          --------------

                                                                        $  207,157,000          $  211,804,000
                                                                        ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                             $    2,017,000          $    2,571,000
     Accounts payable                                                       18,838,000              18,013,000
     Accrued liabilities                                                     9,465,000              11,801,000
     Income taxes                                                            2,934,000               1,986,000
                                                                        --------------          --------------
         Total current liabilities                                          33,254,000              34,372,000
                                                                        --------------          --------------

Long-term debt, excluding current installments                              24,199,000              30,843,000
                                                                        --------------          --------------

         Total liabilities                                                  57,453,000              65,215,000
                                                                        --------------          --------------

Shareholders' equity:
Preferred stock, par value of $.001 per share.
     Authorized 5,000,000 shares; none issued.                                      --                      --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,298,461 and 11,282,838 shares as of September 30,
     1997 and December 31, 1996, respectively                                   11,000                  11,000
Additional paid-in capital                                                 131,771,000             131,681,000
Retained earnings                                                           17,922,000              13,897,000
                                                                          ------------            ------------

         Total shareholders' equity                                        139,704,000             136,589,000
                                                                          ------------            ------------

                                                                          $207,157,000            $211,804,000
                                                                          ============            ============


                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                 Three Month Periods                 Nine Month Periods
                                                                 Ended September 30,                Ended September 30,
                                                               -----------------------           -----------------------
                                                                   1997       1996                   1997       1996
                                                                   ----       ----                   ----       ----
Net Sales:
    Vehicle sales                                            $ 42,095,000  $ 48,707,000         $132,241,000   $156,922,000
    Fee income                                                 19,308,000    19,973,000           63,025,000     60,616,000
                                                             ------------  ------------         ------------   ------------
                                                               61,403,000    68,680,000          195,266,000    217,538,000
Cost and expenses:
    Cost of sales                                              47,113,000    54,941,000          150,850,000    172,568,000
    Direct operating expenses                                  10,887,000    11,010,000           33,766,000     35,200,000
    Amortization of acquisition costs                             945,000       931,000            2,840,000      2,796,000
    Special charges                                                    --            --              750,000             --
                                                             ------------  ------------         ------------   ------------

         Earnings (loss) from operations                        2,457,000     1,798,000            7,060,000      6,974,000

Other (income) expense:
    Interest expense                                              668,000       713,000            2,073,000      2,289,000
    Interest (income)                                            (210,000)     (232,000)            (609,000)      (632,000
                                                             ------------  ------------         ------------   ------------

         Earnings (loss) before income taxes                    1,999,000     1,317,000            5,596,000      5,317,000

Income taxes (benefit)                                          1,028,000       566,000            2,575,000      2,286,000
                                                             ------------  ------------         ------------   ------------
         Net earnings (loss)                                 $    971,000  $    751,000         $  3,021,000   $  3,031,000
                                                             ============  ============         ============   ============
Net earnings (loss) per common and
    common equivalent shares outstanding                     $        .09  $       . 07          $       .27   $        .27
                                                             ============  ============         ============   ============
Weighted average common and common
    equivalent shares outstanding                              11,373,000    11,320,000           11,318,000     11,338,000


                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Nine Month Periods
                                                                                      Ended September 30,
                                                                                   ------------------------
                                                                                       1997         1996
                                                                                       ----         ----
Cash flows from operating activities:
Net earnings                                                                      $ 3,021,000   $ 3,031,000
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                                     5,930,000     6,195,000
  Change in assets and liabilities (net of effects of acquired companies):
  (Increase) decrease in:
     Accounts receivable, net                                                       4,009,000     (2,287,000)
     Inventories                                                                     (859,000)       118,000
     Other current assets                                                           1,350,000        818,000
     Other assets                                                                    (188,000)       (84,000)
  Increase (decrease) in:
     Accounts payable                                                                 824,000      2,351,000
     Accrued liabilities                                                           (2,136,000)     1,241,000
     Income taxes payable                                                             948,000        457,000
                                                                                  -----------   ------------
       Total adjustments                                                            9,878,000      8,809,000
                                                                                  -----------   ------------

  Net cash provided by operating activities                                        12,899,000     11,840,000
                                                                                  -----------   ------------
Cash flows from investing activities:
  Sale (purchase) of short-term investments                                                --     (1,982,000)
  Capital expenditures                                                             (2,501,000)    (4,939,000)
  Payments made in connection with acquired companies,
     net of cash acquired                                                            (196,000)    (1,797,000)
                                                                                  -----------   ------------

     Net cash used in investing activities                                         (2,697,000)    (8,718,000)

Cash flows from financing activities:
  Payment of line of credit and  notes payable to acquired companies               (2,541,000)    (3,770,000)
  Net proceeds (payment) of line of credit and notes payable                       (4,657,000)     4,568,000
  Proceeds from issuance of common stock                                               90,000        101,000
                                                                                  -----------   ------------
Net cash provided by financing activities                                          (7,108,000)       899,000
                                                                                  -----------   ------------
Net increase (decrease) in cash                                                     3,094,000      4,021,000

Cash and cash equivalents at beginning of period                                    5,888,000        362,000
                                                                                   ----------   ------------
Cash and cash equivalents at end of period                                         $8,982,000   $  4,383,000
                                                                                   ==========   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                                      $4,205,000   $  2,597,000
     Income taxes                                                                   1,627,000      1,858,000
                                                                                   ==========   ============

See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL

     The unaudited condensed consolidated financial statements of Insurance
     Auto Auctions, Inc. and its subsidiaries (collectively, the "Company") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of the Company, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

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

2.   INCOME TAXES

     Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

3.   NET EARNINGS PER SHARE

     Net earnings per share is based on the weighted average number of shares of common and common share equivalents outstanding.

4.   RECENT DEVELOPMENTS

     The Financial Accounting Standards Board has recently issued several pronouncements that may affect the Company's financial reporting.
     Statement of Financial Accounting Standards ("S.F.A.S.") No. 128, "Earnings per Share", was issued in March 1997 and is effective for interim and annual periods ending after December 15, 1997. The Company will adopt S.F.A.S. No. 128 in the fourth quarter of 1997. S.F.A.S. No. 128 requires the presentation of "Basic" earnings per share, which represents net earnings divided by the weighted average share outstanding excluding the effects of common stock equivalents. Dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents as determined by the treasury stock method, will also be required. The Diluted presentation is similar to the historical presentation of fully diluted earnings per share. Management believes the adoption of S.F.A.S. No. 128 will not have a material impact on the Company's financial position or results of operations.

     S.F.A.S. No. 130, "Reporting Comprehensive Income", was issued in June
     1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 130 requires that changes in the balances of certain items that are reported directly in a separate component of equity in a statement of financial position also be reported in a separate statement of comprehensive income. S.F.A.S. No. 130 will not affect the statements of operations, financial position or cash flows.

     S.F.A.S. No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 131 establishes new standards for disclosing information about operating segments, S.F.A.S. No. 131 will not affect the statements of operations, financial position or cash flows.

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



Results of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     Net sales for the third quarter of 1997 were $61,403,000, which represented a 11% decrease from 1996 third quarter net sales of $68,680,000. This is substantially the result of the change in mix of unit volume from purchase agreement to the consignment method due to the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements. In addition, there was a slowing of title processing from several state departments of motor vehicles. Consistent with this, unit volumes in the third quarter of 1997 were down 6% compared with the third quarter of the prior year. Same store changes were the same as for the Company overall.

     Gross Profit increased 4% to $13,289,000 for the three months ended September 30, 1997, from $13,739,000 for the same period in 1996. Gross profit per unit increased to $130 per unit in the 1997 third quarter versus $127 per unit in the third quarter of 1996. Gross profit as a percentage of net sales increased to 23% versus 20% for the comparable period of 1996. These increases are attributable to the change in unit volume mix and the elimination of certain unprofitable purchase agreements.

     Direct operating expenses for the third quarter were $10,887,000, a 1% decrease versus the third quarter of 1996 direct operating expenses of $11,010,000. The decrease in third quarter units sold resulted in an increase in direct operating expenses per unit to $107 per unit in 1997 versus $102 per unit during the third quarter of 1996. Amortization of acquisition costs associated with the Acquisitions increased to $945,000 for the three month period ended September 30, 1997 from $931,000 for the comparable period in 1996, as a result of the amortization of goodwill for the acquisition made in 1996.

     Interest expense decreased to $668,000 for the 1997 third quarter, from $713,000 for the same period in 1996. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility ("the Facility") and the pay down of other notes payable which were related to acquisitions.

     Interest income of $210,000 was slightly lower in the 1997 third quarter versus $232,000 for the comparable quarter in 1996.

     Based on an evaluation completed during the third quarter, the estimated effective tax rate for the Company for 1997 is 46%. This is in comparison to the Company's effective tax rate of 43% for 1996. The provision for income taxes of $1,028,000 for the three months ended September 30, 1997 includes adjustment of the tax provision for the first six months of 1997 to the new higher rate.

     The Company's net earnings were $971,000 for the three months ended September 30, 1997 versus the comparable period in 1996 of $751,000. Net earnings per common share increased to 9 cents per share in 1997 versus 7 cents per share in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

          Net sales of the Company decreased to $195,266,000 for the nine months ended September 30, 1997, from $217,538,000 for the same nine month period in 1996, a 10% decrease. This is substantially the result of the change in mix of unit volume from purchase agreement to the consignment method due to the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements. Unit volume decreased 1%, compared to the same period in 1996. Same store changes are approximately the same as for the Company overall, when compared to the same period in 1996. The purchase agreement sales method of processing accounted for 31% of total volume versus 35% for the same period in 1996.

          Gross profit decreased 1% to $44,416,000 for the nine months ended September 30, 1997 from $44,970,000 for the same period in 1996. Gross profit per unit decreased slightly to $133 per unit in 1997 versus $134 per unit in 1996. Gross profit as a percentage of net sales, however, increased to 23% versus 21% for the comparable period of 1996 resulting from the conversion of selected purchase agreements to consignment agreements.

          Direct operating expenses decreased to $33,766,000 for the nine months ended September 30, 1997, from $35,200,000 for the same period in 1996, a 4% decrease. The decrease is the result of the Company's continued emphasis on the reduction of direct operating expenses. Amortization of acquisition costs associated with the Acquisitions increased to $2,840,000 for the nine month period ended September 30, 1997 from $2,796,000 for the comparable period in 1996, as a result of the amortization of goodwill for the acquisition made in 1996.

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

          Interest expense decreased to $2,073,000 for the nine months ended September 30, 1997, from $2,289,000 for the same period in 1996. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility. Interest income was $609,000 for the nine month period ended September 30, 1997, versus $632,000 for the comparable period in 1996.

          Based on an evaluation completed during the third quarter, the estimated effective tax rate for the Company for 1997 is 46%. This is in comparison to the Company's effective tax rate of 43% for 1996. Income taxes increased to $2,575,000 for the nine months ended September 30, 1997 from $2,286,000 for the comparable period in 1996. This increase was a result of the increase in the tax rate as well as an increase in pretax earnings. The effective tax rate is subject to ongoing review and evaluation by Management.

          The Company's net earnings were flat at $3,021,000, or 27 cents per share, for the nine months ended September 30, 1997 versus $3,031,000, or 27 cents per share, for the comparable period in 1996. Net earnings excluding the special charge were $3,426,000 or 30 cents per share, for the first nine months of 1997.

FINANCIAL CONDITION AND LIQUIDITY

          At September 30, 1997, the Company had current assets of $52,645,000, including $8,982,000 of cash and cash equivalents, and current liabilities of $33,254,000. Working capital of $19,391,000 was slightly lower than working capital at December 31, 1997 of $19,679,000.

          On April 4, 1997, the Company refinanced this revolving credit agreement on similar terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and matures on April 1, 2000.

          At September 30, 1997, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,915,000, amounts due to the sellers related to an acquisition aggregating $1,833,000 with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $780,000 which bear interest at 8.0%. There were no borrowings outstanding on the Facility at September 30, 1997. During 1997 the Company has made scheduled debt repayments to sellers of $1,798,000 and unscheduled debt repayments of $500,000.

          Capital expenditures were approximately $2,501,000 for the nine months ended September 30, 1997. These capital expenditures primarily included upgrading and expanding the Company's facilities and management information system. The Company currently leases most of its facilities and other properties.

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

RECENT DEVELOPMENTS

          The Financial Accounting Standards Board has recently issued several pronouncements that may affect the Company's financial reporting. Statement of Financial Accounting Standards ("S.F.A.S.") No. 128, "Earnings per Share", was issued in March 1997 and is effective for interim and annual periods ending after December 15, 1997. The Company will adopt S.F.A.S. No. 128 in the fourth quarter of 1997. S.F.A.S. No. 128 requires the presentation of "Basic" earnings per share, which represents net earnings divided by the weighted average share outstanding excluding the effects of common stock equivalents. Dual presentation of "Diluted" earnings per share reflecting the dilutive effects of all common stock equivalents as determined by the treasury stock method, will also be required. The Diluted presentation is similar to the historical presentation of fully diluted earnings per share. Management believes the adoption of S.F.A.S. No. 128 will not have a material impact on the Company's financial position or results of operations.

          S.F.A.S. No. 130, "Reporting Comprehensive Income", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 130 requires that changes in the balances of certain items that are reported directly in a separate component of equity in a statement of financial position also be reported in a separate statement of comprehensive income. S.F.A.S. No. 130 will not affect the statements of operations, financial position or cash flows.

          S.F.A.S. No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 131 establishes new standards for disclosing information about operating segments. S.F.A.S. No. 131 will not affect the statements of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

          The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

          Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and general weather conditions. Inclement weather conditions can result in lower attendance at auctions as well as impact the availability of salvage. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values and processing of titles by state departments of motor vehicles. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

          Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. For example, in 1996, vehicles supplied by the Company's three largest suppliers accounted for approximately 49% of the Company's unit sales. The largest suppliers, Allstate Insurance ("Allstate") and State Farm Insurance, each accounted for approximately 18% of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company including 20th Century Insurance. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

          Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, certain salvage buyer groups and insurance companies some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

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

          Integration and Expansion of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. Finally, the Company has focused, and continues to focus, a significant amount of effort toward standardizing operations. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's business, operating results and financial condition.

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

          Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditures for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's results of operations or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's results of operations and financial position.


Part II.  Other Information.

Item 1.   Legal Proceedings.  Inapplicable

Item 2.   Changes in Securities.  Inapplicable

Item 3.   Defaults upon Senior Securities.  Inapplicable

Item 4.   Submission of Matters to a Vote of Security Holders.  Inapplicable

Item 5.   Other Information.  Inapplicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.
                ---------

                27.1  Financial Data Schedule

          (b) The Company did not file a report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.



Date: November 14, 1997                 By:    /s/ Linda C. Larrabee
                                               ----------------------
                                        Name:  Linda C. Larrabee
                                        Title: Senior Vice President,
                                                  Chief Financial Officer and
                                                  Secretary

                                               (Duly Authorized Officer and
                                                  Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX



27.1 Financial Data Schedule