Form 10-K
period 1997-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1998-03-31
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19594

                             ----------------------

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of Registrant as specified in its charter)


          ILLINOIS                                              95-3790111
(State or other jurisdiction                                (I.R.S. Employer
             of                                           Identification Number)
       incorporation or
        organization)


                       850 EAST ALGONQUIN ROAD, SUITE 100
                           SCHAUMBURG, ILLINOIS 60173
                                 (847) 839-3939
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                             ----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq National Market on March 15, 1998) held by non-affiliates of the Registrant as of March 15, 1998 was approximately $62,900,000. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 15, 1998, the Registrant had outstanding 11,307,454 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders are incorporated herein by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are governmental regulation, weather conditions, market value of salvage, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

              Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations, resulting in a network of 46 salvage pools in 19 states as of December 31, 1997. In February of 1998 the Company acquired Auto Disposal Company, Inc. ("ADC"). ADC operated two salvage pools in Alabama. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee and percentage of sale consignment arrangements. In 1997, approximately 70% of the vehicles processed by IAA were sold under the fixed fee and percentage of sale consignment methods, and 30% were sold under the purchase agreement method.

              The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 1997, vehicles supplied by the Company's three largest suppliers accounted for approximately 46% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 19%, 17% and 10% respectively, of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company, including 20th Century Insurance.

HISTORY

              The Company was organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. ("LAAS"). In January 1990, all the outstanding capital stock of LAAS was acquired in a leveraged buyout and, in October 1991, LAAS changed its name to Insurance Auto Auctions, Inc. The Company completed its initial public offering in November 1991 and its common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IAAI. In 1997, the Company reincorporated in the state of Illinois.


IAA PURCHASE AGREEMENT METHOD

              Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. IAA then works to enhance the value of purchased vehicles in the selling process and assumes the risk of market price variation for vehicles so processed. Under the purchase agreement, insurance companies may outsource much of the salvage administration workload and this potentially reduces their expenses accordingly. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV"), depending on the vehicle's age, certain other conditions and whether the vehicle is a total loss or recovered theft vehicle. The Company's revenue from the sale of a purchase agreement vehicle is the actual selling price of vehicle. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. In 1997, approximately 30% of the units processed by IAA were processed through the purchase agreement method of sale, compared with 33% in 1996.


IAA FIXED FEE CONSIGNMENT SALE METHOD

              Approximately 66% of the Company's vehicles for the year ended December 31, 1997 were sold on the fixed fee consignment method of sale, compared with 64% in 1996. Under this method of sale, the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. As agent, the Company arranges for the salvage vehicle to be towed to its facility and processes the car for sale. Under this method of disposal, the Company charges fees to the insurance company supplier, typically including a towing fee, a title processing fee and a storage and salvage sales fee. Since the Company does not own the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.


IAA PARTNERPLUS(TM) (PERCENTAGE OF SALE CONSIGNMENT) METHOD

              The Company offers certain of the services provided to its purchase agreement suppliers to particular consignment suppliers. In 1993, IAA introduced the PartnerPlus (TM) service program, combining several of IAA's purchase agreement services with a percentage of sale consignment arrangement under which the insurance company receives a negotiated percentage of the vehicle-selling price. As under the fixed fee consignment method, IAA acts as an agent for the supplier. The PartnerPlus (TM) arrangement provides suppliers with potentially greater upside since IAA's fees are tied to selling prices and IAA has, thus, more incentive to invest in improvements to salvage vehicles to maximize sale prices. Many of these enhancements (detailing the vehicles, for example) are practiced with purchase agreement vehicles with which the Company has expertise. The PartnerPlus (TM) arrangement provides to certain suppliers a competitive alternative to traditional fixed fee consignment services. Approximately 4% and 3%, of the vehicles processed by the Company were sold under the percentage of sale consignment method in 1997 and 1996, respectively.

SERVICES PROVIDED TO ALL SUPPLIERS

              The process of salvage disposition through the IAA system commences at the time of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or, through the Company's on-line electronic DataLink (TM) system. DataLink(TM) is the Company's proprietary computer order processing system that enables insurance company suppliers to access their data electronically and to retrieve information on a vehicle at any time during the claims adjustment and disposal process.

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

              In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop (which can be as high as $50 per day per car) and improve service time to the policyholder, the Company and certain of its insurance company suppliers have established vehicle inspection centers ("VICs") at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at an IAA site that is operated by the insurance company. Suspected total loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the vehicle is totaled by the insurance company, the vehicle can easily be moved to IAA's vehicle storage area. If the vehicle is not totaled, it is promptly delivered to the insurer's selected repair facility. IAA also provides video imaging as a service to its customers, digitizing pictures of the damaged cars and electronically displaying them to insurance adjusters in their office.

              After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by IAA. For most vehicles stored on its facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance company staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds and decreasing the suppliers' administrative costs and expenses. Upon receipt of title documents, the Company's contractual obligation to pay its insurance company purchase agreement suppliers commences. For total loss vehicles, the Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle. The company holds auctions every week or bi-weekly in all of its locations. The auction is either live or sealed bid as desired by vehicle providers. Auction lists can be viewed on line on the Company's internet website where buyers can review vehicles at a location or search for specific vehicles.

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

OTHER SERVICES

              IAA's BidFast (TM) service provides insurers with a binding bid for a salvage vehicle which historically may have been owner retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many state department of insurance regulations.

               IAA also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush (TM) services helps insurance companies to crush severely damaged or stripped "high profile" cars to prevent their vehicle identification numbers ("VINs") from being used in auto theft. IAA also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process. IAA has also continued its support for consumer protection laws calling for the nationwide, mandatory use of salvage certificates for salvage vehicles.

              The Company offers a National Salvage Network, based in Dallas, Texas, that allows insurance company suppliers to call in all their salvage vehicle assignments to a single location. This call center enables IAA to distribute vehicle assignments in most of the United States, even in markets where IAA does not currently have a facility, and is designed to minimize the administrative workload for insurance companies and provide IAA with broader geographic coverage. In certain areas where the Company does not have a facility, such vehicles are distributed to IAA selected ServicePartners(TM).

               The Company also offers, through its Specialty Salvage Division, salvage services for specialty vehicles, such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers offers insurance companies the opportunity for better returns on units that typically do not sell for as much at local salvage pools as a result of the limited number of local buyers. These vehicles can be viewed on line through the Company's internet website.


  GROWTH STRATEGIES

               The Company seeks to increase sales on a profitable basis by offering to insurance company suppliers a variety of methods of sale (including purchase agreement, fixed fee consignment and percentage of sale consignment) and service and by (i) increasing market share at existing sites; (ii) continued market penetration through the acquisition of sellers of automotive salvage;
(iii) new site expansion; (iv) development of national/regional supplier agreements, and (v) the offering of new services to insurance companies to assist them in reducing time and cost in the claims process.

         Increasing Market Share at Existing Sites

               The Company's primary strategy for growth in its existing markets is to contract for additional vehicles by promoting better returns on salvage vehicles and a broad selection of services to prospective suppliers. The expansion of the number of vehicles processed at existing sites coupled with the Company's introduction of the Auction Club for IAA buyers, offering discounts on goods and equipment used by buyers of the vehicles, typically makes the Company's auctions more attractive and results in more buyers attending auctions.

         Continued Market Penetration Through Acquisitions

               Since the Company's initial public offering in November 1991, the Company has acquired additional pool operations across the United States to offer better, national coverage to its insurance company customers. On December 31, 1997, the Company operated 46 salvage pools in 19 states. Subsequent to December 31, 1997, two additional pools were acquired in Alabama.

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

         New Site Expansion

               While the Company will continue to pursue growth through acquisitions, it also will continue to seek growth through the opening of new sites. The opening of new sites offers advantages in certain markets and capitalizes on regional and national customer accounts. The last new site was opened in Kansas in the summer of 1996; the new site serves the Kansas City area.

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

         Offering of New Services

               The Company is actively pursuing opportunities for growth through the identification and development of new, non traditional customer valued services and business offerings that leverage the Company's current competencies, geographic presence and assets. The primary focus of these new services is to provide to the insurance industry new, innovative options and alternatives for reducing the time and costs associated with processing insurance claims.


SUPPLIER MARKETING

              The Company's sales personnel call on insurance company and non-insurance company suppliers. Based upon historical data supplied by a prospective supplier, the Company can provide prospective suppliers with a detailed analysis of their current salvage returns and a proposal setting forth ways in which the Company can improve salvage returns, reduce administrative costs and expenses and provide proprietary turnkey claims processing services.

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


CUSTOMER MARKETING AND SALES

              The Company sells the majority of its vehicles through live auctions. IAA maintains databases, which currently contain information regarding nearly 20,000 registered customers. No single customer accounted for more than 10% of the Company's net sales in 1997. The Company generally accepts cash, money orders, cashier's checks, wire transfers, and, for selected credit card customers, pre-approved checks, at the time the vehicle is picked up. Vehicles are sold "as is" and "where is." Sales notices listing the vehicles to be auctioned on a particular day at a particular location are generally mailed, faxed or available online on the Company's internet website to the Company's customers in advance of the auction. Such notices list details about the vehicle, including the year and make of the vehicle, the nature of the damage, the status of title, the order of the vehicle in the auction and the rules of the auction.


COMPETITION

              Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry went through a period of consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.


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


ENVIRONMENTAL MATTERS

              The Company's operations are subject to federal, state and local laws and regulations governing, among other things, the handling, storage, transportation and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental laws and regulations. The Company believes the overall impact of compliance with laws and regulations protecting the environment will not have a material effect on its business operating results and general condition, although no assurance can be given in this regard.


EMPLOYEES

              At December 31, 1997, the Company employed 670 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

              The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

              Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

              Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

              Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1997, vehicles supplied by the Company's three largest suppliers accounted for approximately 46% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 19%, 17%, and 10%, respectively, of the Company's unit sales. A number of other insurance company suppliers have also contributed to the profitability of the Company including 20th Century

Insurance. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

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

              Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis require that the Company expends resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of such expenses by the insurance company suppliers.

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

              Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's results of operations or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.



ITEM 2.  PROPERTIES.

              The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The Company moved in mid 1997 to a building providing approximately 26,000 square feet of available space in Schaumburg, Illinois. The lease on the office space in Schaumburg expires in May 2004. The Company and its subsidiaries also lease approximately 43 properties in Arizona, California, Florida, Georgia, Hawaii, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Texas, Virginia and Washington. The Company owns 8 properties located in Illinois, Kansas, Massachusetts and New York. Most of these properties are used primarily for auction and storage purposes. Management believes that the Registrant's properties are adequate for its current needs and that suitable additional space will be available as required.



ITEM 3.  LEGAL PROCEEDINGS.

         During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. In February 1998, the settlement was approved by the court.

         Bradley Scott, Chairman of the Board of the Company, is a defendant in a lawsuit arising out of his alleged promise to share the proceeds from the sale of his stock in Los Angeles Auto Salvage, Inc., a corporate predecessor of the Company, with a former business associate. In February 1998, the lawsuit was settled by Mr. Scott. Mr. Scott believes he is entitled to indemnification from the company for any amounts he will pay as a result of the settlement of the lawsuit. The Company does not believe that Mr. Scott has any right to indemnification and intends to defend vigorously any claim that may be asserted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.


Executive Officers of the Company

       The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 1998:

   Name                           Age        Office Held
   ----                           ---        -----------

   James P. Alampi                 51        President, Chief Executive Officer and Director
   Linda C. Larrabee               50        Senior Vice President, Finance, Chief Financial Officer and Secretary
   Kevin J. Code                   37        Vice President, Sales and Marketing
   Gerald C. Comis                 49        Vice President, Customer Service and Industry Relations
   Donald J. Comis                 39        Vice President, Central Division
   Peter B. Doder                  37        Vice President, Western Division
   Stephen L. Green                42        Vice President, Corporate Controller
   Ronald W. Hope                  53        Vice President,  Business Development
   Marcia A. McAllister            46        Vice President, Public Affairs
   Charles E. Rice                 35        Vice President, Information Systems
   Gaspare G. Ruggirello           40        Vice President, General Counsel
   Patrick T. Walsh                35        Vice President, Eastern Division

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

         LINDA C. LARRABEE became Senior Vice President, Finance, Chief Financial Officer and Secretary in June 1996. Ms. Larrabee is responsible for cash management and cash control as well as financial accounting, planning and reporting. Prior to joining the Company, Ms. Larrabee served as Vice President, Information Systems of Van Waters & Rogers Inc. from 1992 to 1996. Prior to that time, Ms. Larrabee served as Vice President, Information Systems for Hitachi Data Systems from 1989 to 1992 and as Vice President, Finance for National Advanced Systems from 1982 to 1989.

         KEVIN J. CODE has been Vice President, Sales and Marketing of the Company since February 1995. Mr. Code is primarily responsible for sales and marketing to vehicle suppliers. From 1983 to 1995, Mr. Code held various positions with CCC Information Services, Inc., including Group Vice President and Vice President - Regional Account Manager.

         GERALD C. COMIS became Vice President Customer Service and Industry Relations in February 1997. Mr. Comis is responsible for overseeing operational procedures, training, and systems implementation rollout as well as acquisition due diligence and the integration of new businesses. From October 1996 to February 1997 Mr. Comis served as Vice President, Western Division. From April 1994 to October 1996, Mr. Comis served as Vice President, Field Operations of the Company. From January 1994 to April 1994, Mr. Comis served as a Vice President of Underwriters Salvage Company, a wholly owned subsidiary of the Company, which was merged into the Company. From 1968 to January 1994, Mr. Comis held various positions with Underwriters, prior to the January 1994 acquisition by the Company, including Branch Manager, Vice President and Executive Vice President.

         DONALD J. COMIS has been Vice President of the Central Division since October 1996. Mr. Comis is responsible for the sales and operational functions of the Central Division. From January 1994 to October 1996, Mr. Comis served as Regional General Manager of the Company. From 1979-1994, Mr. Comis served Underwriters Salvage Company in many capacities, including Director of Operations, Asst. Vice President of Operations and Vice President of Operations.

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

         STEPHEN L. GREEN has been Vice President, Corporate Controller, and Assistant Secretary of the Company since February 1997. Mr. Green is responsible for internal management and external reporting, taxes and risk management. Prior to joining the Company, Mr. Green served as Manager of Operations Accounting of Van Waters & Rogers Inc. from 1989 to February 1997.

         RONALD W. HOPE became Vice President, Business Development in February 1998. Mr. Hope is responsible for evaluating and establishing new business opportunities for IAA. Prior to joining the Company, Mr. Hope served as Senior Vice President of Operations for ADESA Corporation. Prior to that time he served as Director of Company Services for ADT Automotive Group and as New Vehicle Prep Center General Manager for Chrysler Corporation.

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

         GASPARE G. RUGGIRELLO has been Vice President and General Counsel of the Company since July 1997. He is responsible for the general legal affairs of the Company including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining the Company, Mr. Ruggirello served as Senior Attorney & Assistant Secretary of Borg-Warner Automotive, Inc. from 1993 to 1997. Prior to that time, Mr. Ruggirello served as Senior Attorney for Borg-Warner Corporation from 1989 to 1993.

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

         Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. Ms. McAllister is the wife of Mr. Christopher G. Knowles; a member of the Board of Directors, and Donald J. Comis is the brother of Gerald C. Comis.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

              The Registrant's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IAAI. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market for each quarter of fiscal 1997 and 1996. At March 15, 1998, the Registrant had 204 holders of record of its Common Stock, approximately 1,500 beneficial owners and 11,307,454 shares outstanding.

                                                   Fiscal 1997               Fiscal 1996
                                                   -----------               -----------
                                                  High         Low          High         Low
                                                  ----         ---          ----         ---

                    First Quarter               $10.63       $6.50        $11.25      $ 8.25
                    Second Quarter                9.50        6.50         13.37        8.75
                    Third Quarter                14.25        8.00         10.87        7.75
                    Fourth Quarter               13.63       10.00         11.12        8.75


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

ITEM 6.  SELECTED FINANCIAL DATA.

         The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report is included herein covering the Consolidated Financial Statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997. The statement of earnings for the year ended December 31, 1994 and 1993 and the balance sheet data as of December 31, 1995, 1994 and 1993 are derived from audited Consolidated Financial Statements not included herein.

                                                              Year Ended December 31,
                                     ---------------------------------------------------------------------------------
                                         1997               1996              1995             1994           1993
                                     --------------    ---------------    --------------    -----------    -----------
                                                       (in thousands except per share amounts)
Selected Statement of Earnings
Data

Net sales                             $259,325         $281,893           $  257,996        $  172,125     $  104,086
Earnings from operations(1)              10,203              7,561             6,885            19,145         10,624
Earnings                                  4,495              3,102             3,136            10,985          6,618
Net earnings per
   common share (2)                         .40                  .27             .27               .98            .74
Weighted average common
   shares outstanding (2)                11,337            11,333             11,421            11,225          8,968

                                                              As of  December 31,
                                  ----------------------------------------------------------------------------------
                                       1997          1996                   1995            1994            1993
                                  ---------------    --------------     --------------    ----------     -----------

Selected Balance Sheet Data

Working capital                   $  25,708          $  21,665          $   12,187        $  12,055      $   28,781
Total assets                       207,072             214,026             210,633          173,641         143,925
Long-term debt, excluding
   current installments              20,246              26,670             28,973            4,409           1,058
Total shareholders' equity          151,212            146,589             143,381          139,897         123,689


   (1) Amount includes special charges of $750,000, $1,395,000 and $4,226,000 in 1997, 1996 and 1995, respectively. See Note 9 to the Consolidated Financial Statements.

   (2) Earnings per share and weighted average common shares outstanding are presented on a diluted basis. See Note 1 and Note 10 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are legislative acts, weather conditions, changes in the market value of salvage, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 46 locations as of December 31, 1997. In February of 1998, the Company acquired Auto Disposal Company, Inc. ADC operated two pools in Alabama.

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


RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

               Net sales of the Company decreased to $259,325,000 for the year ended December 31, 1997, from $281,893,000 in 1996, an 8% decrease. This is largely the result of the change in mix of unit volume from purchase agreement to the consignment method due to the company's decision to renegotiate or terminate specific, unprofitable purchase agreements. Unit volume decreased 1%, as compared to the same period in 1996, while existing facilities volume decreased by the same 1%. Net sales and unit volume growth from existing facilities were the same as for the Company overall as there were no significant acquisitions or new facility startups in 1996 or 1997. The purchase agreement sales method of processing accounted for 134,000 vehicles, down 10% from 1996, or 30% of total volume.

               Gross profit was $59,342,000 for the year ended December 31, 1997, compared to $58,749,000 in 1996, a 1% increase. Gross profit per unit of $135 for the year ended December 31, 1997 was 2% higher than for the comparable period of 1996, largely due to the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements.

               Direct operating expenses decreased to $44,599,000 for the year ended December 31, 1997, from $46,015,000 in 1996, a 3% decrease. The decrease in direct operating expenses was the result of management's focus on process enhancements and expense control during 1997. Direct operating expenses as a percentage of net sales were 1% higher than for the same period in 1996, due to fewer units sold. Amortization of acquisition costs of $3,790,000 for the year ended December 31, 1997 were flat as compared to $3,778,000 for the comparable period in 1996.

               During 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge in 1997. In February 1998, the settlement was approved by the court.

               Interest expense decreased to $2,700,000 for the year ended December 31, 1997, from $3,009,000 in 1996. The decrease in interest expense is mostly attributable to the repayment of borrowings under the Company's $15,000,000 Revolving Line of Credit Facility.

               Interest income decreased to $821,000 for the year ended December 31, 1997, from $890,000 in 1996. The change in interest income was attributable to a decrease in interest-bearing investments liquidated during 1996 to repay several notes payable to sellers of certain acquisitions and the proceeds from long-term borrowings under the Company's $15,000,000 revolving line of credit facility.

               Income taxes increased to $3,829,000 for the year ended December 31, 1997, from the $2,340,000 in 1996. The increase of $1,489,000 was the result of a higher tax rate incurred by the Company in 1997 and increased net earnings before taxes. (See Note 4, Notes to the Consolidated Financial Statements).

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

               Gross profit increased 3% to $58,749,000 for the year ended December 31, 1996, from $56,805,000 for the same period in 1995. This increase was primarily the result of a full year of revenue from acquired operations.

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

               Special charges of $1,395,000 were incurred in the year ended 1996. During 1996, the Company hired a new President and CEO, a new Sr. Vice President and CFO, a new Vice President of Information Services, and restructured its operations such that instead of one Vice President of Operations, there are now three Divisional Vice Presidents. The new management team has spent considerable time in determining its strategic plan. In looking towards implementing its strategic plan, the Company established its corporate headquarters in Illinois and evaluated past contracts still in effect. As a result of this evaluation, the Company decided to recognize, as a special charge, the expense related to the termination of pre-existing agreements that no longer have value to the Company's current strategy. The Company also entered into an agreement with Bradley S. Scott, former Chief Executive Officer that terminates his employment agreement with the Company and provides that he will serve as an outside Director and Chairman of the Board. The Company completed the centralization of the corporate groups at its corporate headquarters in Illinois in the summer of 1997and has negotiated a buyout of a long-term lease for property located in Woodland Hills, California. The net of these items recognized as special charges was $1,395,000.

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

               Income taxes increased to $2,340,000 for the year ended December 31, 1996, from the $2,317,000 in 1995. This slight increase of $23,000 was primarily the result of a slightly higher tax rate incurred by the Company in 1996. (See Note 4, Notes to the Consolidated Financial Statements).


FINANCIAL CONDITION AND LIQUIDITY

              At December 31, 1997, the Company had current assets of $52,256,000, including $9,634,000 of cash and cash equivalents, current liabilities of $26,548,000 and working capital of $25,708,000. The $4,043,000 increase in working capital from December 31, 1996 was principally related to net earnings and the elimination of contingencies related to specific acquisitions. On April 4, 1997, the Company refinanced its Revolving Line of Credit Facility. This line of credit agreement is on similar terms to the prior one. The $15,000,000 Facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and matures on April 1, 2000. There was no outstanding balance on the line at December 31, 1997.

              At December 31, 1997, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $19,715,000, amounts due to the sellers related to an acquisition aggregating $2,293,000, with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $272,000, which bear interest at 8.0%.

              Long-term liabilities also include a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,831,000

              Capital expenditures were approximately $4,608,000 for the year ended December 31, 1997. These capital expenditures included upgrading and expanding the Company's facilities and management information systems. The Company currently leases most of its facilities and other properties.

              The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

              The Company's operating results have not historically been materially affected by inflation.

RECENT DEVELOPMENTS

         Bradley Scott, Chairman of the Board of the Company, is a defendant in a lawsuit arising out of his alleged promise to share the proceeds from the sale of his stock in Los Angeles Auto Salvage, Inc., a corporate predecessor of the Company, with a former business associate. In February 1998, the lawsuit was settled by Mr. Scott. Mr. Scott believes he is entitled to indemnification from the company for any amounts he might pay as a result of the adjudication or settlement of the lawsuit. The Company does not believe that Mr. Scott has any right to indemnification and intends to defend vigorously any claim that may be asserted.

         McKinsey & Co. has been retained to assist the Company with a recently started project. The project includes a review of the company's current core processes, as well as the identification and development of new customer valued services focusing on opportunities to reduce claims processing costs currently incurred by the insurance industry. The scope of the project also includes the evaluation and development of new business offerings that leverage the company's current competencies, geographic presence and assets. Based on the initial results of the project, the estimated cost of the project is expected to be approximately $1,000,000. McKinsey & Co. is one of the leading providers of consulting services to the insurance industry.

         Statement of Financial Accounting Standards ("S.F.A.S.") No. 130, "Reporting Comprehensive Income", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 130 requires that changes in the balances of certain items that are reported directly in a separate component of equity in a statement of financial position also be reported in a separate statement of comprehensive income. The Company believes that S.F.A.S. No. 130 will not materially affect the statements of operations, financial position or cash flows.

         S.F.A.S. No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 131 establishes new standards for disclosing information about operating segments. The Company believes that S.F.A.S. No. 131 will not materially affect the statements of operations, financial position or cash flows.

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. Based on the results of that review, modifications were made to the Company's systems. Based on the review, the Company believes its computer systems are Year 2000 compliant in all material respects. Total estimated costs incurred in modifying the Company's systems, were not material.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

              Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             See Item 14(a) for an index to the financial statements and supplementary financial information, which are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to Directors is included under the caption "Nominees" in the Registrant's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission and incorporated herein by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 11 to 12 herein, under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is included under the captions "Compensation of Directors," "Executive Compensation," "Stock Options", "Compensation of Directors", and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this item is included under the caption "Ownership of Securities" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this item is included under the caption "Certain Relationships and Related Transactions in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

                                                                                                        PAGE
   (A)      1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                         ----

            The following Consolidated Financial Statements of Insurance Auto Auctions,
            Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                     Independent Auditors' Report..................................................      26

                     Consolidated Balance Sheets - December 31, 1997 and
                     December 31, 1996.............................................................   27-28

                     Consolidated Statements of Earnings - Years ended
                     December 31, 1997, 1996 and 1995 .............................................      29

                     Consolidated Statements of Shareholders' Equity-
                     Years ended December 31, 1997, 1996 and 1995..................................      30

                     Consolidated Statements of Cash Flows - Years ended
                     December 31, 1997, 1996 and 1995..............................................   31-32

                     Notes to Consolidated Financial Statements....................................   33-44


            2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

            3.   EXHIBITS

            See Item 14(c) below.

   (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1997.

   (C)      EXHIBITS

Exhibit No
                                                         Description

 3.1 Articles of Incorporation of the Registrant, as filed with the Illinois Secretary of State on August 7, 1997.

 3.2              Bylaws of the Registrant.

 4.1(11) Fifth Amended and Restated Registration Rights Agreement, dated September 23, 1994, by and among the Registrant, William
                  W. Liebeck, Bradley S. Scott, Bob F. Spence, Corinne Spence,
                  Jimmie A. Dougherty, Patricia L. Dougherty and Midwest Auto
                  Pool Corporation.


 4.2(1)           Warrant, dated January 18, 1990, issued by Registrant to
                  Westinghouse Credit Corporation ("WCC") to purchase 176,056 shares of Series A Common Stock of Registrant ("WCC Warrant").

 4.3(1)           Specimen Stock Certificate.

 4.4(7)           Stockholder Agreement dated December 1, 1993, by and among the
                  Registrant, Tech-Cor, Inc., Bradley S. Scott, Bob F. Spence and William L. Liebeck.

 4.5(7) Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.

 4.5(10)          Note Agreement, dated as of December 1, 1994 among the
                  Registrant and the purchasers listed therein.

 9.2(1)           Letter agreement, dated September 29, 1989, between Bradley S.
                  Scott and L.A.A.S. Acquisition Registrant.

10.2(1)           Non-Competition and Confidentiality Agreement dated January
                  17, 1990, by and among the Registrant, L.A.A.S. Acquisition
                  Company, Bradley S. Scott and Jillian Scott.

10.15+(1)         Salvage Purchase Agreement by and between Registrant and
                  Allstate Insurance Company (Ventura, Santa Barbara, and San
                  Luis Obispo Counties).

10.19+(1)         Salvage Purchase Agreement by and between Registrant and State
                  Farm Insurance Company.

10.29(2)*         1991 Employment Agreement, dated September 30, 1991, between
                  Registrant and Bradley S. Scott together with promissory note and stock pledge agreement.

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

10.49(1) Common Stock Purchase Agreement dated as of October 29, 1989, by and among L.A.A.S. Acquisition Company, Bradley S. Scott and Jillian Scott.

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

10.65(3) Exclusive Towing Services Agreement dated January 30, 1992, by and between MASP and M&M.

10.66(3) Facilities Lease Agreement dated January 17, 1992, by and between Melvin R. Martin and MASP.

10.81(3) Indemnification Agreement dated January 30, 1992, by and between Registrant and Melvin R. Martin.

10.118(5)*        Insurance Auto Auctions, Inc. Employee Stock Purchase Plan.

10.119(5)         Indemnification Agreement dated June 1, 1993, by and between the Registrant and Bob F. Spence. Identical Indemnification
                  Agreements were entered into by and between the Registrant and each of Susan B. Gould, William W. Liebeck, William L.
                  Overell, Bradley S. Scott, Thomas J. O'Malia, Christopher G.
                  Knowles and Richard Rosenthal.

10.122(7)         Asset Purchase Agreement dated December 1, 1993, by and
                  between the Registrant, BC Acquisition Corp. (a wholly owned subsidiary of Registrant ("BCAC") and Tech-Cor, Inc.
                  ("Tech-Cor").

10.123(7)+        Salvage Agreement by and between the Registrant and Allstate
                  Insurance Company.

10.124(7)         License Agreement, dated December 1, 1993, by and between BCAC and Allstate Insurance Company.

10.125(7)         Transition Agreement dated December 1, 1993, by and between
                  BCAC and Tech-Cor.

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

10.134(9)         Registration Rights Agreement dated January 20, 1994, by and among, the Registrant, Christopher G. Knowles, Gerald C.
                  Comis, F. Peter Haake and Donald J. Comis.

10.135(12)        Indemnification Agreement dated January 20, 1994, between the
                  Registrant and Christopher G. Knowles.

10.136(12)*       Letter Agreement, dated August 22, 1994, between the
                  Registrant and Bradley S. Scott.



10.137(12)        Indemnification Agreement dated November 15, 1994, between the
                  Registrant and Glen E. Tullman.

10.138(12)*       Consulting Agreement dated November 15, 1994, between the
                  Registrant and Glen E. Tullman.

10.139(12)        Indemnification Agreement dated February 22, 1995, between the
                  Registrant and Richard A. Rosenthal. Identical Indemnification
                  Agreements were entered into by and between the Registrant and
                  Kevin J. Code, Gerald C. Comis, Marcia A. McAllister, Patrick
                  T. Walsh and William L. Warburton.

10.140(13)        Stock Purchase Agreement by and among Registrant and ADB
                  Auctions Systems, Inc., ADBCO Acquisition Corp. and the
                  shareholders of ADB Auction Systems, Inc. dated June 16, 1995.

10.141(13)        Stock Purchase Agreement by and among Registrant and ASC
                  Auctions, Inc., ADBCO Acquisition Corp. and the shareholders of ASC Auctions, Inc. dated June 16, 1995.

10.142(13)        Form of Promissory Notes dated June 16, 1995.

10.146(15)+       Revised Salvage Agreement by and between the Registrant and
                  Allstate Insurance Company dated April 29, 1996.

(10.147(15)*      Employment Agreement by and between the Registrant and James
                  P. Alampi dated March 11, 1996.

10.148(16)        Letter Agreement by and between the Registrant and Bradley S.
                  Scott dated December 5, 1996.

10.149* Form of Change of Control Employment Agreement by and between the Company and certain of its executive officers.

10.150(17)        Revolving Credit Agreement between the Registrant and LaSalle
                  National Bank dated as of April 4, 1997.

10.151            Amendment to Revolving Credit Agreement dated as of December
                  1, 1997.

10.152(17)        Insurance Auto Auctions, Inc. Employee Stock Purchase Plan, as
                  amended as of June 18, 1997.

21.1              Subsidiaries of the Registrant.

23.1              Consent of KPMG Peat Marwick LLP.

24.1              Power of Attorney.

27.1              Financial Data Schedule.



---------------------



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

(11)     Incorporated by reference from an exhibit included in the Registrant's
         Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended
         December 31, 1994.

(12)     Incorporated by reference from an exhibit included in the Registrant's
         Annual Report on Form 10-K (File No. O-19594) filed with the SEC on
         March 31, 1995.

(13)     Incorporated by reference from exhibits included in the Registrant's
         Current Report on Form 8-K (File No. O-19594) filed with the SEC on
         June 16, 1995, as amended.

(14)     Incorporated by reference from an exhibit included in the Registrant's
         Quarterly Report on Form 10-Q (File No. O-19594) filed with the SEC on
         May 2, 1996 as amended.

(15)     Incorporated by reference from an exhibit included in the Registrant's
         Quarterly Report on Form 10-Q (File No. O-19594) filed with the SEC on
         August 5, 1996 as amended.

(16)     Incorporated by reference from an exhibit included in the Registrant's
         Annual Report on Form 10-K (File No. 0-1594) for the fiscal year ended
         December 31, 1996.

(17)     Incorporated by reference from an exhibit included in the Registrant's
         Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1997.

+ Certain portions of this document were granted confidential treatment pursuant to an order from the SEC.

* This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item
         601(b)(10)(iii) of Regulation S-K.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  INSURANCE AUTO AUCTIONS, INC.

                                  By: /s/ James P. Alampi
                                          James P. Alampi
                                          President and Chief Executive Officer,

                                  Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1998



  /s/ James P. Alampi                         President and Chief Executive Officer, Director
-------------------------------               (Principal Executive Officer)
     James P. Alampi

  /s/ Linda C. Larrabee                       Senior Vice President, Finance, Chief Financial
-------------------------------               Officer and Secretary (Principal Financial Officer)
     Linda C. Larrabee

  /s/ Stephen L. Green                        Vice President, Corporate Controller and
-------------------------------               Assistant Secretary (Principal Accounting Officer)
     Stephen L. Green

  /s/ Bradley S. Scott                        Chairman of the Board of Directors
-------------------------------
     Bradley S. Scott

  /s/ Maurice A. Cocca                        Director
-------------------------------
     Maurice A. Cocca

  /s/ Susan B. Gould                          Director
-------------------------------
     Susan B. Gould

  /s/ Christopher G. Knowles                  Director
-------------------------------
     Christopher G. Knowles

  /s/ Melvin R. Martin                        Director
-------------------------------
     Melvin R. Martin

  /s/ Thomas J. O'Malia                       Director
-------------------------------
     Thomas J. O'Malia

  /s/ Glen E. Tullman                         Director
-------------------------------
     Glen E. Tullman

  /s/ John K. Wilcox                          Director
-------------------------------
     John K. Wilcox


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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                         KPMG Peat Marwick LLP







Chicago, Illinois
February 10, 1998

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31





                                                                           1997                     1996
                                                                     ---------------         ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                       $    9,634,000           $    5,888,000
     Accounts receivable, net                                            28,992,000               34,371,000
     Inventories                                                         11,762,000               10,162,000
     Income taxes                                                             -                    1,391,000
     Other current assets                                                 1,868,000                2,239,000
                                                                     ---------------          ---------------
          Total current assets                                           52,256,000               54,051,000
                                                                     --------------           --------------

Property and equipment, at cost:
     Land and buildings                                                   6,128,000                5,652,000
     Furniture and fixtures                                               1,481,000                1,149,000
     Machinery and equipment                                             16,830,000               15,434,000
     Leasehold improvements                                              13,268,000               12,042,000
                                                                     --------------           --------------
                                                                         37,707,000               34,277,000
     Less accumulated depreciation and amortization                      16,929,000               12,681,000
                                                                     --------------           --------------

                   Net property and equipment                            20,778,000               21,596,000

Deferred income taxes                                                     2,603,000                2,222,000

Intangible assets, principally goodwill, net                            131,435,000              136,157,000
                                                                      -------------            -------------

                                                                       $207,072,000            $214,026,000
                                                                      =============            =============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31


                                                                                       1997                  1996
                                                                                 ----------------     ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                         $  2,034,000     $  2,571,000
     Accounts payable                                                                 16,319,000       18,014,000
     Accrued liabilities                                                               7,698,000       11,801,000
     Income taxes                                                                        497,000               --
                                                                                    ------------     ------------
          Total current liabilities                                                   26,548,000       32,386,000
                                                                                    ------------     ------------

Long-term debt, excluding current installments (Note 2)                               20,246,000       26,670,000
Accumulated postretirement benefits obligation (Note 8)                                3,831,000        4,173,000
Deferred income taxes                                                                  5,235,000        4,208,000
                                                                                    ------------     ------------

          Total liabilities                                                           55,860,000       67,437,000
                                                                                    ------------     ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                                                 --               --

Common stock, par value of $.001 per share Authorized 20,000,000 shares; issued and outstanding 11,299,561 and 11,282,838 shares as of December 31,
     1997 and December 31, 1996, respectively                                             11,000           11,000

Additional paid-in capital                                                           131,809,000      131,681,000
Retained earnings                                                                     19,392,000       14,897,000
                                                                                    ------------     ------------

          Total shareholders' equity                                                 151,212,000      146,589,000
                                                                                    ------------     ------------

                                                                                    $207,072,000     $214,026,000
                                                                                    ============     ============


See accompanying Notes to Consolidated Financial Statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                         For the years ended December 31




                                                                     1997              1996                1995
                                                                -------------      -------------      -------------

     Net sales:
         Vehicle sales                                          $ 175,733,000      $ 201,104,000      $ 188,222,000
         Fee income                                                83,592,000         80,789,000         69,774,000
                                                                -------------      -------------      -------------
                                                                  259,325,000        281,893,000        257,996,000

     Costs and expenses (Note 6):
         Cost of sales                                            199,983,000        223,144,000        201,191,000
         Direct operating expenses                                 44,599,000         46,015,000         42,308,000
         Amortization of acquisition costs                          3,790,000          3,778,000          3,386,000
         Special charges (Note 9)                                     750,000          1,395,000          4,226,000
                                                                -------------      -------------      -------------

                 Earnings from operations                          10,203,000          7,561,000          6,885,000

     Other (income) expense:
         Interest expense                                           2,700,000          3,009,000          2,345,000
         Interest income                                             (821,000)          (890,000)          (913,000)
                                                                -------------      -------------      -------------

                 Earnings before income taxes                       8,324,000          5,442,000          5,453,000

     Income taxes (Note 4)                                          3,829,000          2,340,000          2,317,000
                                                                -------------      -------------      -------------

                 Net earnings                                   $   4,495,000      $   3,102,000      $   3,136,000
                                                                =============      =============      =============

     Earnings per share (Note 10)
             Basic                                              $         .40      $         .28      $         .28
                                                                =============      =============      =============
             Diluted                                            $         .40      $         .27      $         .27
                                                                =============      =============      =============

     Weighted average shares outstanding (Note 10):
             Basic                                                 11,294,000         11,279,000         11,265,000
                                                                =============      =============      =============
             Diluted                                               11,337,000         11,333,000         11,421,000
                                                                =============      =============      =============



See accompanying Notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity







                                            COMMON STOCK                    ADDITIONAl                                TOTAL
                                  ----------------------------------
                                       NUMBER                                PAID-IN             RETAINED         SHAREHOLDERS'
                                     OF SHARES            AMOUNT             CAPITAL             EARNINGS            EQUITY
                                  -----------------    -------------     ----------------     ---------------    ----------------

Balance at December 31, 1994         11,250,905        $    11,000          $131,227,000       $ 8,659,000       $139,897,000

Issuance of common stock in
   connection with exercise of
   common stock options                  10,800         --                       143,000                --            143,000
Issuance of common stock in
   connection with the employee                                                                         --
   stock purchase plan                    8,436                 --               205,000                              205,000

Net earnings                                 --                 --                    --          3,136,000         3,136,000
                                  -----------------    -------------     ----------------     ---------------    ----------------

Balance at December 31, 1995         11,270,141             11,000           131,575,000         11,795,000       143,381,000

Issuance of common stock in
   connection with exercise of
   common stock options                   2,000                 --                13,000                 --            13,000
Issuance of common stock in
   connection with the employee                                                                         --
   stock purchase plan                   10,697                 --                93,000                               93,000

Net earnings                                 --                 --                    --          3,102,000         3,102,000
                                  -----------------    -------------     ----------------     ---------------    ----------------

Balance at December 31, 1996         11,282,838             11,000           131,681,000         14,897,000       146,589,000

Issuance of common stock in
   connection with exercise of
   common stock options                   8,600         --                        49,000                --             49,000
Issuance of common stock in
   connection with the employee                                                                         --
   stock purchase plan                    8,123                 --                79,000                               77,000

Net earnings                                 --                 --                    --          4,495,000         4,495,000
                                  -----------------    -------------     ----------------     ---------------    ----------------

Balance at December 31, 1997         11,299,561        $    11,000          $131,809,000        $19,392,000      $151,212,000
                                  =================    =============     ================     ===============    ================


See accompanying notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                        For the years ended December 31




                                                                 1997              1996               1995
                                                            --------------    ---------------    --------------
Cash flows from operating activities:
     Net earnings                                           $  4,495,000       $ 3,102,000       $  3,136,000

     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
              Depreciation and amortization                     8,671,000        8,579,000           6,605,000
              Loss on disposal of fixed assets
                                                                (151,000)                -                  -
              Noncash special charges                                               465,000          2,512,000
                                                                       -
              Changes in assets and liabilities
                  (net of effects of acquired companies):
                      (Increase) decrease in:
                           Accounts receivable, net            5,379,000        (3,998,000)        (4,395,000)
                           Inventories                        (1,600,000)          (667,000)       (2,781,000)
                           Other currents assets               1,762,000                           (2,040,000)
                                                                                   (39,000)
                           Other assets                           932,000            287,000
                                                                                                      (42,000)
                      Increase (decrease) in:
                           Accounts payable                   (1,695,000)       (2,591,000)         1,267,000
                           Accrued liabilities                (3,792,000)           403,000         2,894,000
                           Income taxes                        1,143,000           (441,000)           131,000
                                                            ------------      -------------      -------------

                               Total adjustments              10,649,000         1,998,000          4,151,000
                                                             -----------      ------------       ------------

              Net cash provided by operating activities       15,144,000         5,100,000          7,287,000
                                                              ----------      ------------       ------------

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (continued)

                        For the years ended December 31





                                                                  1997              1996               1995
                                                             --------------    ---------------    ---------------
Cash flows from investing activities:
     Proceeds from disposition of property and equipment          696,000           698,000        1,240,000
     Capital expenditures                                      (4,608,000)       (5,910,000)       (11,000,000)
     Payments made in connection with acquisitions
         (net of cash acquired)                                                  (1,969,000)       (19,823,000)
                                                                 (311,000)
     Sale of short-term investments                                      -                 -         7,849,000
                                                             --------------    ---------------    ---------------

         Net cash used in investing activities                 (4,223,000)       (7,181,000)       (21,734,000)

Cash flows from financing activities:
     Proceeds from issuance of common stock                       128,000           107,000            367,000
     Principal payments of long-term debt                      (7,303,000)       (3,909,000)          (856,000)
     Proceeds from line of credit                                       -         4,589,000                  -
     Proceeds from issuance of Senior Notes                             -                 -         19,589,000
                                                             --------------    ---------------    ---------------

         Net cash provided by (used in) financing
           activities                                          (7,175,000)          787,000         19,100,000
                                                             --------------    ---------------    ---------------

         Net increase (decrease) in cash and cash
         equivalents                                            3,746,000        (1,294,000)         4,653,000

Cash and cash equivalents at beginning of year                  5,888,000         7,182,000          2,529,000
                                                             --------------    ---------------    ---------------

Cash and cash equivalents at end of year                      $ 9,634,000       $ 5,888,000        $ 7,182,000
                                                             ==============    ===============    ===============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest                                               4,411,000         2,793,000          1,511,000
         Income taxes                                          $2,364,000        $3,570,000         $4,059,000


See accompanying notes to consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996





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

       SALES

       Sales (including vehicle sales and fee income) are recognized upon payment by the buyer for the auctioned vehicle.

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

       ASSET IMPAIRMENT

       As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the intangible assets will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangible assets would be reduced to their estimated fair market value.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       USE OF ESTIMATES

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

       Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years on a straight-line basis. Accumulated amortization at December 31, 1997 and 1996 was $15,075,000 and $10,902,000,
       respectively.

       INCOME TAXES

       The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of financial instruments approximate fair value as of December 31, 1997 and 1996. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers.

       STOCK COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair-value based method of accounting for employee stock options or

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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


       EARNINGS PER SHARE

       Statement of Financial Accounting Standards ("S.F.A.S.") No. 128, "Earnings per Share", issued in March 1997 and effective for fiscal years ending after December 15, 1997, requires the presentation of "Basic" earnings per share, which represents net earnings divided by the weighted average number of shares outstanding. Presentation of "Diluted" earnings per share, which reflects the dilutive effects of potentially issuable common stock equivalents as determined by the treasury stock method, is also required. The Diluted presentation is similar to the historical presentation of fully diluted earnings per share. The Company has adopted Statement No. 128, effective January 1, 1997. Adoption of the Statement had no material impact on the Company's consolidated financial position or results of operations.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the 1996 accounts to conform with the 1997 presentation.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





(2)    LONG-TERM DEBT

       Long-term debt is summarized as follows:


                                                                                        1997             1996
                                                                                   ---------------  ----------------
       Senior notes payable, net of related loan fees, unsecured, interest payable in semiannual installments commencing August 15, 1995 through maturity at February 15, 2002, at 8.60%, principal due at
           maturity                                                                $  19,715,000     $  19,735,000

       Notes payable issued in connection with the acquisition of a subsidiary, secured by capital stock purchased in the acquisition, interest payable quarterly at 7.5%, principal payable in three
           annual installments beginning June 30, 1996                                 1,833,000         3,632,000

       Notes payable issued in connection with a consulting agreement related to the acquisition of a subsidiary, unsecured, payable in monthly installments of $16,666, including interest at 7.5%, with final
           payment due June 30, 2000                                                     460,000           618,000
       Notes payable  issued in connection  with the  acquisition of a certain subsidiary,  unsecured, payable in monthly installments,  including
           interest at 8%, with final payment due April 1, 2005                          272,000           299,000

       Notes payable  issued in connection  with the  acquisition of a certain
           subsidiary.                                                                        --           500,000
       Advances under unsecured  $15,000,000  long-term line of credit, net of related loan fees. No borrowings  were  outstanding at December 31,
           1997.  The  outstanding   borrowings  at  December  31,  1996  were
           $4,500,000 and bear interest at the bank's prime rate or LIBOR,  as
           defined                                                                            --         4,402,000

       Capital lease obligations                                                              --            55,000
                                                                                   ---------------  ----------------
                                                                                      22,280,000        29,241,000
       Less current installments                                                       2,034,000         2,571,000
                                                                                   ---------------  ----------------
                                                                                   $  20,246,000     $  26,670,000
                                                                                   ===============  ================

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





       Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:


       1998                                            $   2,034,000
       1999
                                                            216,000
       2000
                                                            138,000
       2001
                                                             40,000
       2002                                               19,754,000
       Thereafter
                                                             98,000
                                                       ---------------
                                                       $ 22,280,000
                                                       ===============


       The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 31, 1997, the Company was in compliance with these covenants.

       In 1997, the Company refinanced its line of credit agreement with a similar facility with virtually identical terms with a different bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and expires on April 1, 2000.


(3)    EMPLOYEE STOCK PURCHASE PLAN

       During the years ended December 31, 1997, 1996 and 1995, the Company issued 8,123, 10,697 and 8,436 shares of common stock for aggregate consideration of $79,000, $93,000 and $205,000, respectively, in connection with the employee stock purchase plan.


(4)    INCOME TAXES

       Income taxes are summarized as follows:

                                   1997               1996               1995
                              ---------------    ----------------   ----------------
       Current:
           Federal             $  2,853,000       $    794,000       $  1,627,000
           State                    329,000            187,000            472,000
                              ---------------    ----------------   ----------------
                                  3,182,000            981,000          2,099,000
                              ---------------    ----------------   ----------------

       Deferred:
           Federal                  427,000          1,788,000            163,000
           State                    220,000           (429,000)            55,000
                              ---------------    ----------------   ----------------
                                    647,000          1,359,000            218,000
                              ---------------    ----------------   ----------------

                               $  3,829,000       $  2,340,000       $  2,317,000
                              ===============    ================   ================


       Deferred income taxes are comprised of the effects of the components listed below. A valuation allowance has been recorded to reduce deferred tax assets for which the Company believes a tax benefit will not be realized.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                          1997                 1996
                                                                   -----------------    -----------------
          Deferred tax assets attributable to:
          Inventories                                              $   385,000          $     457,000
          State income taxes                                             61,000               539,000
          Depreciation                                                1,609,000               887,000
          Special charges                                               248,000               227,000
          Other                                                         215,000                29,000
          State Net Operating Loss                                      690,000               530,000
          Valuation Allowance                                          (605,000)             (447,000)
                                                                   -----------------    -----------------
          Net deferred tax assets                                     2,603,000             2,222,000

          Deferred tax liabilities attributable to:
          Intangible assets                                          (5,235,000)           (4,208,000)
                                                                   -----------------    -----------------

          Net deferred tax liabilities                             $ (2,632,000)        $  (1,986,000)
                                                                   =================    =================


       The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:


                                                               1997              1996              1995
                                                         ---------------   ---------------   ---------------

            "Expected" income taxes                      $  2,830,000      $  1,850,000       $  1,854,000
            State income taxes, net of Federal              254,000           288,000           324,000
              benefit
            Amortization of intangible assets               353,000           406,000           383,000
           Other                                            392,000           (204,000)         (244,000)
                                                         ---------------   ---------------   ---------------
                                                         $  3,829,000      $  2,340,000       $  2,317,000
                                                         ===============   ===============   ===============



 (5)   EMPLOYEE BENEFIT PLANS

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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Under both plans, as of December 31, 1997, options to purchase an aggregate of 1,086,000 shares were outstanding at a weighted average exercise price of $21.60 per share and 370,000 shares remained available for future grant.

       Activity under the plans for the years ended December 31, 1997 and 1996 is as follows:

                                                                  1997               1996             1995
                                                              --------------    ---------------   -------------

       Balance at beginning of year                             1,082,000         1,061,000          967,000
           Options granted                                         43,000           270,000          216,000
           Options canceled                                       (30,000)         (247,000)        (111,000)
           Options exercised                                       (9,000)           (2,000)         (11,000)
                                                              --------------   ---------------   -------------

       Balance at end of year                                   1,086,000         1,082,000        1,061,000
                                                              ==============   ===============   =============

       Options exercisable at end of year                         770,000           588,000          561,000
                                                              ==============   ===============   =============

       Price range of options outstanding at end of year       7.00-37.50        7.00-37.50        7.00-38.50
                                                              ==============   ===============   =============

       Price range of options granted during the year           8.25-9.44        9.25-12.63        7.00-32.25
                                                              ==============   ===============   =============


       The Company adopted the Insurance Auto Auctions, Inc., Employee Stock Purchase Plan (the Stock Purchase Plan) effective July 1, 1993. The Stock Purchase Plan provides for the purchase of up to 75,000 shares of common stock of the Company by employees pursuant to the terms of the Plan, as defined. During the years ended December 31, 1997 and 1996, the Company issued 8,123 and 10,697 shares, respectively, of its common stock under the Plan.

       The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 20% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors and during the years ended December 31, 1997, 1996 and 1995, were matched 100% up to 4% of eligible earnings. Company contributions to the plan during the years ended December 31, 1997, 1996 and 1995 were approximately $381,000, $482,000 and $403,000, respectively.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




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

                             1997             1996              1995
                        ---------------  ----------------  --------------

Earnings                 $ 4,170,000      $ 2,829,000       $ 3,085,000 $
                        ===============  ================  ==============

Earnings per share
    Basic               $        .37      $       .25       $       .27
                        ===============  ================  ==============
    Diluted             $        .37      $       .25       $       .27
                        ===============  ================  ==============


       The per share weighted average fair value of stock options granted during 1997, 1996 and 1995 was $4.60, $5.25 and $3.80, respectively, based upon a grant date valuation using the Black-Scholes option pricing model with the following weighted average assumptions in 1997, 1996 and 1995 - expected dividend yield of 0.0%, expected volatility of .64%, .61% and .61%, respectively; risk-free interest rate of 5.7%, 6.2% and 6.2%, respectively; and an average expected option life of 4.5, 4 and 4 years, respectively.

       The pro forma net earnings and earnings per share reflect only those options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings and earnings per share presented above because compensation cost is generally recorded over the options' vesting period, generally four years, and compensation cost for options granted prior to January 1, 1995 is not considered.


 (6)   RELATED PARTIES TRANSACTIONS

       Effective December 1, 1993, the Company entered into a national sales agreement with Allstate Insurance Company (Allstate) (a shareholder of the Company). The agreement contains automatic annual renewal provisions through the December 31, 1998 expiration date of the agreement. Local Allstate management is ultimately responsible for deciding who will be the provider of automotive salvage services for their geographic area of responsibility. The agreement provides specific guidelines as to the general terms and structure to which any local agreement must conform.

       In its normal course of business dealings with Allstate, the Company purchases vehicles from Allstate and advances funds for intermediary towing and storage fees (advanced charges) on behalf of Allstate. Additionally, depending on the type of sales agreement in effect at a Company location, Allstate may owe the Company for various fees. Upon settlement, the advanced charges and the related amounts owed to Allstate for the purchase of the vehicle and the amount owed by Allstate to the Company for various fees are netted. During the years ended December 31, 1997 and 1996, the Company recorded fee income of $7,000,000 and $6,000,000, respectively, related to the consignment sale of Allstate-insured vehicles and recorded sales of $34,700,000 and $66,000,000, respectively, and cost of sales

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       of $32,800,000 and $63,900,000, respectively, related to the purchase of Allstate-insured vehicles under the purchase-agreement method.

       During 1997, 1996 and 1995, the Company paid fees aggregating $1,753,000, $1,523,000 and $1,474,000, respectively, to certain towing companies whose owners are either officers and/or directors/shareholders of the Company.


(7)    COMMITMENTS AND CONTINGENCIES

       The Company leases its facilities and certain equipment under operating leases with related and nonrelated parties, which expire through August 2007. Rental expense for the years ended December 31, 1997, 1996 and 1995 aggregated $10,035,000, $8,681,000 and $8,944,000 (of which
       $966,000, $884,000 and $1,389,000 pertained to leases with related parties in 1997, 1996 and 1995, respectively), respectively.

       Minimum annual rental commitments for the next five years under noncancelable leases at December 31, 1996 are as follows:

                                                   UNRELATED          RELATED
                                                     PARTY             PARTY
                                                ----------------   ---------------
       Year ending December 31:
           1998                                 $  9,474,000         $   973,000
           1999                                     7,841,000            973,000
           2000                                     7,439,000            973,000
           2001                                     6,285,000            973,000
           2002                                     5,112,000            664,000
           Thereafter                             11,191,000                  --
                                                ----------------   ---------------

                                                 $47,342,000         $ 4,556,000
                                                ================   ===============

       In addition to the Allstate agreement, the Company has purchase agreements with certain insurance company suppliers, which expire at various intervals over the next two years. The Company's largest supplier accounted for 19% of the Company's supply of vehicles sold in both 1997 and 1996 and 21% in 1995. The second largest supplier accounted for 17%, 20% and 21% of the Company's supply of vehicles sold in 1997, 1996 and 1995, respectively. A third supplier accounted for 10% of the Company's supply of vehicles sold in 1997.

       The Company has compensation agreements with certain officers and other key employees.

       The Company is subject to certain other miscellaneous legal claims, which have arisen during the ordinary course of its business. None of these claims are expected to have material adverse effect on the Company's financial condition or operating results.


(8)    ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS

       In connection with the acquisition of the capital stock of Underwriters Salvage Corporation (USC), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life. The assumed discount rate used to determine the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1997 and 1996 was 7%.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Included in the footnote disclosure is the Accumulated Postretirement Benefit Obligation (APBO) for the plan. The APBO is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is included in the footnote disclosure. For retirees, it is the present value of all benefits expected to be paid from the plan.

       Reconciliation of funded status as of December 31,

                                                                                     1997                 1996
                                                                              ---------------    ----------------

              Medical                                                         $    (972,000)      $ (1,010,000)
              Life Insurance                                                       (385,000)          (400,000)
                                                                              ---------------    ----------------

              Total APBO                                                         (1,357,000)        (1,410,000)

              Plan assets                                                                 --                  --
                                                                              ---------------    ----------------

              Funded status                                                      (1,357,000)        (1,410,000)

              Unrecognized net loss from past experience                         (2,474,000)        (2,763,000)
                                                                              ---------------    ----------------

              Accrued postretirement benefit cost                              $ (3,831,000)      $ (4,173,000)
                                                                              ===============    ================

              Reconciliation of accumulated postretirement benefit cost:
                 Accrued benefit cost,                                         $ (4,173,000)      $ (4,354,000)
              Income (expense)                                                      162,000             (9,000)
              Contributions/premium paid                                            180,000            190,000
                                                                              ---------------    ----------------

              Accumulated postretirement benefit cost, December 31,            $ (3,831,000)      $ (4,173,000)
                                                                              ===============    ================


       Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.


 (9)   SPECIAL CHARGES

       During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. In February 1998, the settlement was approved by the court.

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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





       corporate strategy. Additionally, the Company recorded an offsetting gain of $365,000 related to the negotiation of a buyout of a long-term lease.

       During 1995, the Company recorded special charges aggregating $4,226,000. The Company responded to changes in its industry and formulated its plans to reposition itself to achieve its strategic growth objectives. As a result of this repositioning, the Company determined that certain of its computer systems, software and related assets should be written down resulting in a charge of approximately $2.5 million, which is included in special charges. The Company also decided to not move its North Hollywood, California corporate administrative staff to a facility it had leased in Woodland Hills, California, resulting in a $1.1 million special charge. Additionally, the Company recorded charges related to the repositioning aggregating $600,000, all of which are included in special charges.


(10)      EARNINGS PER SHARE

    Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995 are as follows:



                                                                 1997
                                       ---------------------------------------------------------
                                                                                    Per Share
                                             Earnings             Shares              Amount
                                           -------------       --------------      -------------
     Basic Earnings per Share
         Net earnings                      $  4,495,000           11,294,000       $       0.40
                                                                                   =============

     Effect of Dilutive Securities -
         Stock Options                               --               43,000
                                           -------------       --------------

     Diluted Earnings per Share            $  4,495,000           11,337,000       $      $0.40
                                           =============       ==============      =============


                                                                 1996
                                       ---------------------------------------------------------
                                                                                    Per Share
                                             Earnings             Shares              Amount
                                           -------------       --------------      -------------
     Basic Earnings per Share
         Net earnings                      $  3,102,000           11,279,000       $       0.28
                                                                                   =============

     Effect of Dilutive Securities -
         Stock Options                               --               54,000
                                           -------------       --------------

     Diluted Earnings per Share            $  3,102,000           11,333,000       $      $0.27
                                           =============       ==============      =============


                                                                 1995
                                       ---------------------------------------------------------
                                                                                    Per Share
                                             Earnings             Shares              Amount
                                           -------------       --------------      -------------
     Basic Earnings per Share
         Net earnings                      $  3,136,000           11,265,000       $       0.28
                                                                                   =============

     Effect of Dilutive Securities
         Stock Options                               --              156,000
                                           -------------       --------------

     Diluted Earnings per Share            $  3,136,000           11,421,000       $      $0.27
                                           =============       ==============      =============

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




 (11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized unaudited financial data for 1997 and 1996 are as follows:

                                        MARCH 31           JUNE 30         SEPTEMBER 30             DECEMBER 31
                                     ----------------   ---------------    ----------------    -----------------
       1997:
           Net sales                 $  67,885,000      $  65,978,000       $  61,403,000       $  64,059,000
           Gross profit                 13,832,000         16,295,000          14,289,000          14,926,000
           Earnings from
             operations                  1,508,000          3,095,000           2,457,000           3,143,000
           Net earnings                    530,000          1,520,000             971,000           1,474,000
           Diluted earnings per
             share(1)                $         .05       $        .13       $         .09       $         .13
                                     ================   ===============    ================    =================

       1996:
           Net sales                 $  72,816,000      $  76,042,000       $  68,680,000      $   64,355,000
           Gross profit                 14,867,000         16,364,000          13,739,000          13,779,000
           Earnings from
             operations                  1,985,000          3,191,000           1,798,000             587,000
           Net earnings                    759,000          1,521,000             751,000              71,000
           Diluted earnings per
             share(1)                $         .07      $         .13       $         .07      $         .01
                                     ================   ===============    ================    =================

         (1) Basic earnings per share is not presented separately as it is the same as diluted earnings per share for each quarter of 1996 and 1997.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements






                               INDEX TO EXHIBITS

                                                                                         Sequentially
                                                                                          Numbered
Exhibit No.                                                                                 Page
-----------                                                                                 ----
 3.1              Articles of Incorporation

 3.2              By-Laws

10.149            Form of Change of Control

10.151            Amendment to Revolving Credit

21.1              Subsidiaries of the Registrant

23.1              Consent of Independent Auditors.

24.1              Power of Attorney

27.1              Financial Data Schedule