Form 10-Q
period 1998-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1998-05-15
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                        Commission File Number: 0-19594
                                                -------

                         INSURANCE AUTO AUCTIONS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


Illinois                                                             95-3790111
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Road, Suite 100,
Schaumburg, Illinois                                                      60173
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

         Class                             Outstanding March 31, 1998
         -----                             --------------------------
 Common Stock, $0.001 Par Value                11,307,454 shares

                                     INDEX

                         INSURANCE AUTO AUCTIONS, INC.

                                                                    PAGE NUMBER
                                                                    -----------


 PART I.  FINANCIAL INFORMATION ..........................................    3

 Item 1.  Financial Statements (Unaudited) ...............................    3

          Condensed Consolidated Balance Sheets
            as of March 31, 1998 and December 31, 1997 ...................    3
          Condensed Consolidated Statements of Earnings for the
            Three Month Periods ended March 31, 1998 and March 31, 1997 .. 4 Condensed Consolidated Statements of Cash Flows for the
            Three Month Periods ended March 31, 1998 and March 31, 1997 ..    5
          Notes to Condensed Consolidated Financial Statements ............   6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................   7

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......  13

 PART II. OTHER INFORMATION ...............................................  13

 Item 1.  Legal Proceedings ...............................................  13

 Item 2.  Changes in Securities ...........................................  13

 Item 3.  Defaults upon Senior Securities .................................  13

 Item 4.  Submission of Matters to a Vote of Security Holders .............  13

 Item 5.  Other Information ...............................................  13

 Item 6.  Exhibits and Reports on Form 8-K ................................  13

 SIGNATURES ...............................................................  14

                         INSURANCE AUTO AUCTIONS, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          March 31,   December 31,
                                                                             1998          1997
                                                                        -------------  ------------
ASSETS

Current assets:
 Cash and cash equivalents                                              $   8,124,000  $  9,634,000
 Accounts receivable, net                                                  31,065,000    28,992,000
 Inventories                                                               10,810,000    11,762,000
 Other current assets                                                       1,748,000     1,868,000
                                                                        -------------  ------------
       Total current assets                                                51,747,000    52,256,000

Property and equipment, at cost, net                                       21,178,000    20,778,000
Deferred income taxes                                                       2,603,000     2,603,000
Intangible assets, principally goodwill, net                              131,830,000   131,435,000
                                                                         ------------  ------------

                                                                         $207,358,000  $207,072,000
                                                                         ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                                  $  2,034,000  $  2,034,000
 Accounts payable                                                          15,786,000    16,319,000
 Accrued liabilities                                                        7,288,000     7,698,000
 Income taxes                                                                 862,000       497,000
                                                                         ------------  ------------
       Total current liabilities                                           25,970,000    26,548,000

Long-term debt, excluding current installments                             20,214,000    20,246,000
Accumulated postretirement benefits obligation                              3,743,000     3,831,000
Deferred income taxes                                                       5,236,000     5,235,000
                                                                         ------------  ------------

      Total liabilities                                                    55,163,000    55,860,000
                                                                         ------------  ------------

Shareholders' equity:
 Preferred stock, par value of $.001 per share.
   Authorized 5,000,000 shares; none issued.                                      ---           ---
 Common stock, par value of $.001 per share
   Authorized 20,000,000 shares; issued and outstanding
   11,307,454, and 11,299,561, shares as of March 31, 1998
   and December 31, 1997, respectively                                         11,000        11,000
 Additional paid-in capital                                               131,923,000   131,809,000
 Retained earnings                                                         20,261,000    19,392,000
                                                                         ------------  ------------

      Total shareholders' equity                                          152,195,000   151,212,000
                                                                         ------------  ------------

                                                                         $207,358,000  $207,072,000
                                                                         ============  ============


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)



                                                                           Three Month Periods
                                                                              Ended March 31,
                                                                          ------------------------
                                                                             1998         1997
                                                                           -----------  -----------
Net sales:
 Vehicle sales                                                              $47,169,000  $45,156,000
 Fee income                                                                  21,389,000   22,729,000
                                                                            -----------  -----------
                                                                             68,558,000   67,885,000
Cost and expenses:
 Cost of sales                                                               52,092,000   54,053,000
 Direct operating expenses                                                   11,997,000   11,456,000
 Amortization of acquisition costs                                              942,000      950,000
 Special charges                                                              1,564,000            -
                                                                            -----------  -----------

    Earnings from operations                                                  1,963,000    1,426,000

Other (income) expense:
 Interest expense                                                               528,000      654,000
 Interest income                                                               (174,000)    (158,000)
                                                                            -----------  -----------

    Earnings before income taxes                                              1,609,000      930,000

Income taxes                                                                    740,000      400,000
                                                                            -----------  -----------

    Net earnings                                                               $869,000     $530,000
                                                                            ===========  ===========

Net earnings per common and common
 equivalent shares outstanding                                                     $.08         $.05
                                                                            ===========  ===========

Weighted average common and common
 equivalent shares outstanding                                               11,380,000   11,312,000
                                                                            ===========  ===========



See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                           Three Month Periods
                                                                                             Ended March 31,
                                                                                      --------------------------------
                                                                                         1998                  1997
                                                                                      ----------             ----------
Cash flows from operating activities:
Net earnings                                                                        $   869,000           $     530,000
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                                                     2,152,000               2,089,000
    Loss on disposal of fixed assets                                                      4,000                       -
    Change in assets and liabilities (net of effects of acquired companies):
    (Increase) decrease in:
       Accounts receivable, net                                                      (1,635,000)                451,000
       Inventories                                                                      952,000                (797,000)
       Other current assets                                                             120,000               1,243,000
       Other assets                                                                     (75,000)                (41,000)
    Increase (decrease) in:
       Accounts payable                                                                (533,000)              2,890,000
       Accrued liabilities                                                             (562,000)             (1,828,000)
       Income taxes payable                                                             366,000                (158,000)
                                                                                ---------------       -----------------
           Total adjustments                                                            789,000               3,849,000
                                                                                ---------------       -----------------
    Net cash provided by operating activities                                         1,658,000               4,379,000
                                                                                ---------------       -----------------
Cash flows from investing activities:
  Payments made in connection with acquired companies,
    net of cash acquired                                                            (1,748,000)                (97,000)
  Capital expenditures                                                              (1,414,000)               (750,000)
                                                                                --------------       -----------------
   Net cash used in investing activities                                            (3,162,000)               (847,000)
                                                                                --------------       -----------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                               114,000                  67,000
  Principal payments of long-term debt                                                (120,000)             (4,588,000)
                                                                               ---------------       -----------------
Net decrease in cash used in financing activities                                       (6,000)             (4,521,000)
                                                                               ---------------       -----------------
Net decrease in cash                                                                (1,510,000)               (989,000)

Cash and cash equivalents at beginning of period                                     9,634,000               5,888,000
                                                                               ---------------       -----------------
Cash and cash equivalents at end of period                                          $8,124,000              $4,899,000
                                                                               ===============       =================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                         $889,000               $1,261,000
                                                                              ===============        =================
    Income taxes                                                                      375,000                  558,000
                                                                              ===============        =================


See accompanying notes to condensed consolidated financial statements.

                        INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. GENERAL

     The unaudited condensed consolidated financial statements of Insurance Auto Auctions, Inc. and its subsidiary (collectively, the "Company") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

     As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


2.   INCOME TAXES

     Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.


3.   NET EARNINGS PER SHARE

     Net earnings per share represents diluted earnings per share and is based on the weighted average number of shares of common and potentially issuable common stock equivalents outstanding.


4.   COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997 and was adopted by the Company in the three months ended March 31, 1998. Adoption of SFAS 130 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

5.   SPECIAL CHARGES

     During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and Bradley Scott, who has resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through June 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to Scott. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and Scott. The difference of $574,000 was recorded as a special charge in first quarter 1998. In addition, McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included the evaluation and development of new business offerings that leverage the company's current competencies, geographic presence and assets. The cost of the project of $990,000 was recorded as a special charge in first quarter 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Among these risks are quality and quantity of inventory available from suppliers, competition, dependence on key insurance company suppliers, governmental regulation, weather conditions and market value of salvage.


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

     Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle, pursuant to a purchase agreement. ACV's are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Because the Company's purchase price is fixed by contract, changes in ACV's or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. With purchase agreement sales, significant increases in used car prices and ACV's generally benefit the Company. However, if increases in used car prices and ACV's are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales.

     The Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. The Company has renegotiated or terminated all significant purchase agreement contracts not conforming to the Company's standards for this type of agreement, converting customers to either a fixed fee consignment or percent of sale consignment contract whenever possible. However, the Company continues to offer purchase agreements to those customers who select it.

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 48 locations as of March 31, 1998. In February of 1998, the Company acquired Auto Disposal Company. ADC operated two pools in Alabama.

     The Company's operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase agreement method. See "Factors That May Affect Future Results" below for a further discussion of some of the factors that affect or could affect the Company's business, operating results and financial condition.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997


     Net sales of the Company increased to $68,558,000 for the three months ended March 31, 1998, from $67,885,000 for the same three month period in 1997. Unit volume decreased 3%, compared to the same period in 1997. The decrease is the result of fewer units being available for sale as compared to the prior period. This was due to the Company's decision to terminate specific, unprofitable purchase agreements and the comparatively mild winter in many parts of the Country, resulting in fewer "total loss" accidents. The purchase agreement sales method of processing accounted for 34,500 vehicles, or 30% of total volume, down 8% from the same period in 1997. This decrease is consistent with the shift from purchase agreements to consignment and percent of sale contracts.


     Gross profit increased 19% to $16,466,000 for the three months ended March 31, 1998, from $13,832,000 for the same period in 1997. Gross profit per unit of $143 for the three months ended March 31, 1998 was 22% higher than for the comparable period of 1997. The increase in gross profit is the result of the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements and an evaluation of the Company's services and corresponding fee structures to insure the Company's service offerings are properly valued in the market place.

     Direct operating expenses increased to $11,997,000 for the three months ended March 31, 1998, from $11,374,000 for the same period in 1997. Direct operating expenses per unit increased to $104 for the three months ended March 31, 1998, as compared to $96 for the same period in 1997. The increase is the result of lower unit volume and the funding of several value-added services that were in development in the first quarter of 1998.

     During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and Bradley Scott, who has resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through June 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to Scott. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and Scott. The difference of $574,000 was recorded as a special charge in first quarter 1998.

     McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included the evaluation and development of new business offerings that leverage the company's current competencies, geographic presence and assets. The cost of the project of $990,000 was recorded as a special charge in first quarter 1998.

     Amortization of acquisition costs associated with acquisitions decreased to $942,000 for the three months ended March 31, 1998 from $950,000 for the comparable period in 1997.

     Interest expense decreased to $528,000 for the three months ended March 31, 1998, from $736,000 for the same period in 1997. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of borrowings under the Company's Revolving Line of Credit Facility (the "Facility") and repayment of several notes payable to sellers related to certain acquisitions. Interest income increased to $174,000 for the three month period ended March 31, 1998, from $158,000 for the comparable period in 1997.

     Income taxes increased to $740,000 for the three months ended March 31, 1998, from $400,000 for the comparable period in 1997. This increase is the result of the increase in earnings and an increase in the Company's effective tax rate. The Company's effective tax rate for the three months ended March 31, 1998 was 46%. The effective tax rate is subject to ongoing review and evaluation by the Company.

     The Company's net earnings were $869,000 for the three months ended March 31, 1998, a 64% increase from $530,000 for the comparable period in 1997.


FINANCIAL CONDITION AND LIQUIDITY

     At March 31, 1998, the Company had current assets of $51,747,000, including $8,124,000 of cash and cash equivalents and current liabilities of $25,970,000. The Company had working capital of $25,777,000 at March 31, 1998, a $69,000 increase from December 31, 1997.

     At March 31, 1998, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,743,000, amounts due to the sellers related to an acquisition aggregating $2,248,000 with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $263,000 which bear interest at 8.0%. There were no borrowings outstanding on the Facility at March 31, 1998.

     Capital expenditures were approximately $1,414,000 for the three months ended March 31, 1998. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

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


RECENT DEVELOPMENTS


     Statement of Financial Accounting Standards ("S.F.A.S.") No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. NO. 131 establishes new standards for disclosing information about operating segments. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Others Postretirement Benefits" "(SFAS 132)" which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions" "(SFAS 87)", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. Based on the results of that review, modifications were made to the Company's systems. The Company believes its computer systems are Year 2000 compliant in all material respects, based on the results of the review and the successful implementation of the modifications. Total estimated costs incurred in modifying the Company's systems were not material and were expensed as incurred.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

     Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of salvage vehicles received include reduction of policy writing by insurance providers which would affect the number of claims over a period of time, the changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have higher salvage values and general weather conditions. For example, a comparatively mild winter can result in fewer "total loss" accidents, causing fewer vehicles to be available for sale by the Company. The decreases in the quality and quantity of inventory and in particular the availability of newer and less damaged vehicles are further aggravated under the purchase agreement method of salvage and can have a negative impact on the operating results and financial condition of the Company.

     Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc.
Copart, Inc. has effected a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles from Copart and regional suppliers is intense. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

     Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1997, vehicles supplied by the Company's three largest suppliers accounted for approximately 46% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 19%, 17%, and 10%, respectively, of the Company's unit sales. A number of other insurance company suppliers, including 20th Century Insurance, have also contributed to the profitability of the Company. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's business, operating results and financial condition.

     Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. Increases in ACV's or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. The Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        Not Applicable


PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

     Bradley Scott, Chairman of the Board of the Company, was a defendant in a lawsuit arising out of his alleged promise to share the proceeds from the sale of his stock in Los Angeles Auto Salvage, Inc., a corporate predecessor of the Company, with a former business associate. In February 1998, the lawsuit was settled by Scott. Scott had believed he was entitled to indemnification from the Company for any amounts he might pay as a result of the adjudication or settlement of the lawsuit. The Company believed Scott did not have any right to indemnification. In April of 1998, a settlement agreement was entered into by the Company, resolving all outstanding differences between the Company and Scott, who resigned as a director and Chairman of the Board.

ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  INAPPLICABLE

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              10.1 First Amendment to the Employment Agreement of James P. Alampi dated as of March 23, 1998.

              10.2 Second Amendment to Revolving Credit Agreement dated as of April 6, 1998.

              27.1  Financial Data Schedule


         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during fiscal quarter ending March 31, 1998.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INSURANCE AUTO AUCTIONS, INC.



Date: May 15, 1998        By:     /s/ Linda C. Larrabee
------------------        -----------------------------------------------------
                          Name:   Linda C. Larrabee
                          Title:  Senior Vice President, Chief Financial Officer
                                  and Secretary

                                (Duly Authorized Officer and Principal Financial
                                 Officer)

                                 EXHIBIT INDEX




EXHIBIT NO.
-----------
10.1* First Amendment to the Employment Agreement of James P. Alampi dated as of March 23, 1998.

10.2    Second Amendment to Revolving Credit Agreement dated as of
        April 6, 1998.

27.1    Financial Data Schedule







































* This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601
     (b)(10)(iii) of Regulation S-K.