Form 10-Q
period 1998-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1998-08-14
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Illinois                                            95-3790111
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois              60173-3855
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (847) 839-3939
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    |X|  Yes        | | No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

               Class                              Outstanding June 30, 1998
               -----                              -------------------------

    Common Stock, $0.001 Par Value                    11,314,604 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                               PAGE NUMBER
                                                                                               -----------

PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of June 30, 1998 and December 31, 1997.....................................      3
         Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods ended June 30, 1998 and June 30, 1997.......      4
         Condensed Consolidated Statements of Cash Flows for the
              Six Month Periods ended June 30, 1998 and June 30, 1997.......................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      7


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     14


PART II.  OTHER INFORMATION.................................................................     14

Item 1.  Legal Proceedings..................................................................     14

Item 2.  Changes in Securities..............................................................     14

Item 3.  Defaults upon Senior Securities....................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders................................     14

Item 5.  Other Information..................................................................     15

Item 6.  Exhibits and Reports on Form 8-K...................................................     15

SIGNATURES        ..........................................................................     16

                                       2

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                1998            1997
                                                                ----            ----
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                              $ 12,213,000   $  9,634,000
     Accounts receivable, net                                 31,873,000     28,992,000
     Inventories                                              13,515,000     11,762,000
     Other current assets                                      1,455,000      1,868,000
                                                            ------------   ------------
         Total current assets                                 59,056,000     52,256,000
                                                            ------------   ------------

Property and equipment, at cost, net                          21,335,000     20,778,000

Deferred income taxes                                          2,603,000      2,603,000

Other assets, principally goodwill, net                      130,803,000    131,435,000
                                                            ------------   ------------

                                                            $213,797,000   $207,072,000
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                 $    201,000   $  2,034,000
     Accounts payable                                         20,380,000     16,319,000
     Accrued liabilities                                       7,479,000      7,698,000
     Income taxes                                              1,878,000        497,000
                                                            ------------   ------------
         Total current liabilities                            29,938,000     26,548,000
                                                            ------------   ------------

Long-term debt, excluding current installments                20,190,000     20,246,000
Accumulated postretirement benefit obligation                  3,656,000      3,831,000
Deferred income taxes                                          5,235,000      5,235,000
                                                            ------------   ------------

         Total liabilities                                    59,019,000     55,860,000
                                                            ------------   ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                       --             --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,314,604 and 11,299,561 shares as of June 30,
     1998 and December 31, 1997, respectively                     11,000         11,000
Additional paid-in capital                                   132,009,000    131,809,000
Retained earnings                                             22,758,000     19,392,000
                                                            ------------   ------------

         Total shareholders' equity                          154,778,000    151,212,000
                                                            ------------   ------------

                                                            $213,797,000   $207,072,000
                                                            ============   ============

See accompanying notes to condensed consolidated financial statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Month Periods               Six Month Periods
                                                       Ended June 30,                    Ended June 30,
                                                       --------------                    --------------
                                                        (Unaudited)                       (Unaudited)

                                                  1998            1997              1998             1997
                                                  ----            ----              ----             ----
Net Sales:
     Vehicle sales                            $  51,894,000    $  44,990,000    $  99,063,000    $  90,146,000
     Fee income                                  23,506,000       20,988,000       44,895,000       43,717,000
                                              -------------    -------------    -------------    -------------
                                                 75,400,000       65,978,000      143,958,000      133,863,000
Cost and expenses:
     Cost of sales                               56,375,000       49,682,000      108,466,000      103,736,000
     Direct operating expenses                   13,132,000       11,506,000       25,129,000       22,879,000
     Amortization of acquisition costs              954,000          945,000        1,898,000        1,895,000
     Special charges                                   --            750,000        1,564,000          750,000
                                              -------------    -------------    -------------    -------------

         Earnings from operations                 4,939,000        3,095,000        6,901,000        4,603,000

Other (income)expense:
     Interest expense                               537,000          669,000        1,064,000        1,405,000
     Interest (income)                             (222,000)        (241,000)        (396,000)        (399,000)
                                              -------------    -------------    -------------    -------------

         Earnings before income taxes             4,624,000        2,667,000        6,233,000        3,597,000

Income taxes                                      2,127,000        1,147,000        2,867,000        1,547,000
                                              -------------    -------------    -------------    -------------

         Net earnings                         $   2,497,000    $   1,520,000    $   3,366,000    $   2,050,000
                                              =============    =============    =============    =============

Earnings per share:
     Basic                                    $         .22    $         .13    $         .30    $         .18
                                              =============    =============    =============    =============
     Diluted                                  $         .22    $         .13    $         .30    $         .18
                                              =============    =============    =============    =============

Weighted average shares outstanding
     Basic                                       11,312,000       11,291,000       11,309,000       11,290,000
                                              =============    =============    =============    =============
     Diluted                                     11,459,000       11,299,000       11,409,000       11,306,000
                                              =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Month Periods
                                                                                        Ended June 30,
                                                                                        --------------
                                                                                    1998            1997
                                                                                ------------    ------------
Cash flows from operating activities:
Net earnings                                                                    $  3,366,000    $  2,050,000
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                 4,292,000       3,947,000
     Loss on disposal of fixed assets                                                 59,000            --
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                   (2,443,000)      4,775,000
       Inventories                                                                (1,753,000)       (597,000)
       Other current assets                                                          413,000       1,588,000
       Other assets                                                                   54,000        (137,000)
     Increase (decrease) in:
       Accounts payable                                                            4,061,000         455,000
       Accrued liabilities                                                          (371,000)       (477,000)
       Income taxes payable                                                        1,381,000         503,000
                                                                                ------------    ------------
         Total adjustments                                                         5,693,000      10,057,000
                                                                                ------------    ------------

     Net cash provided by operating activities                                     9,059,000      12,107,000
                                                                                ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                           (2,810,000)     (1,572,000)
   Payments made in connection with acquired companies,
      net of cash acquired                                                        (1,806,000)       (132,000)
                                                                                ------------    ------------

      Net cash used in investing activities                                       (4,616,000)     (1,704,000)
                                                                                ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                            200,000          67,000
   Principal payments of long-term debt                                           (2,064,000)     (7,084,000)
                                                                                ------------    ------------

Net cash used in financing activities                                             (1,864,000)     (7,017,000)
                                                                                ------------    ------------

Net increase in cash                                                               2,579,000       3,386,000

Cash and cash equivalents at beginning of period                                   9,634,000       5,888,000
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $ 12,213,000    $  9,274,000
                                                                                ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                   $    929,000    $  3,150,000
                                                                                ============    ============
     Income taxes                                                               $  1,487,000    $  1,043,000
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

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997

2.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.


3.     NET EARNINGS PER SHARE

       Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 1998 and 1997 are as follows:



                                         Three Month Period Ended June 30,1998              Three Month Period Ended June 30,1997
                                         -------------------------------------              -------------------------------------
                                                                      Per Share                                         Per Share
                                       Earnings         Shares          Amount           Earnings       Shares           Amount
                                       --------         ------          ------           --------       ------           -------

Basic Earnings per Share
     Net earnings                     $2,497,000      11,312,000       $   0.22          $1,520,000      11,291,000      $   0.13
                                                                       ========                                          ========
Effect of Dilutive Securities
     Stock options                           --          147,000             --                  --           8,000            --
                                      -----------------------------------------          ----------------------------------------
Diluted Earnings per Share
     Income available to
     common stockholders plus
     assumed conversions              $2,497,000      11,459,000       $   0.22          $1,520,000      11,299,000      $   0.13
                                      =========================================          ========================================


                                          Six Month Period Ended June 30,1998                Six Month Period Ended June 30,1997
                                          -----------------------------------                -----------------------------------
                                                                      Per Share                                         Per Share
                                       Earnings         Shares          Amount           Earnings         Shares          Amount
Basic Earnings per Share               --------         ------          ------           --------         ------          ------
     Net earnings                     $3,366,000      11,309,000       $   0.30          $2,050,000     11,290,000        $  0.18
                                                                      =========                                           =======

Effect of Dilutive Securities
     Stock options                            --         100,000             --                  --         16,000             --
                                      -----------------------------------------          ----------------------------------------
Diluted Earnings per Share
     Income available to
     common stockholders plus
     assumed conversions              $3,366,000      11,409,000         $ 0.30          $2,050,000     11,306,000        $  0.18
                                      =========================================          ========================================



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

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 48 locations as of June 30, 1998. In February of 1998, the Company acquired Auto Disposal Company. ADC operated two pools in Alabama.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

              Net sales of the Company increased to $75,400,000 for the three months ended June 30, 1998, from $65,978,000 for the same three month period in 1997. Unit volume increased 2%, compared to the same period in 1997. The relatively flat volumes are the result of fewer units being available for sale as compared to the prior period. This was due to the Company's decision in 1997 to terminate specific, unprofitable purchase agreements and the comparatively mild winter in many parts of the Country, resulting in fewer "total loss" accidents. The purchase agreement sales method of processing accounted for 31% of total volume, compared with 30% for the same period in 1997.

              Gross profit increased 17% to $19,025,000 for the three months ended June 30, 1998, from $16,296,000 for the same period in 1997. Gross profit per unit of $165 for the three months ended June 30, 1998 was 15% higher than for the comparable period of 1997. The increase in gross profit is the result of historically strong seasonal margins, the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements and the Company's focus on increasing profitability by insuring its services are properly valued in the market place.

              Direct operating expenses increased to $13,132,000 for the three months ended June 30, 1998, from $11,506,000 for the same period in 1997. Direct operating expenses per unit increased to $114 for the three months ended June 30, 1998, as compared to $102 for the same period in 1997. The increase reflects the funding commitment made by the Company to identify, develop and pilot new services that would streamline the automobile claims process and greatly reduce costs for insurance companies as well as a general increase in operating expenses.

              Amortization of acquisition costs increased to $954,000 for the three months ended June 30, 1998 from $945,000 for the comparable period in 1997. The increase was due to the acquisition of Auto Disposal Company in February 1998.

              Interest expense decreased to $537,000 for the three months ended June 30, 1998, from $669,000 for the same period in 1997. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of several notes payable to sellers related to certain acquisitions. Interest income decreased to $222,000 for the three month period ended June 30, 1998, from $ 241,000 for the comparable period in 1997.

                Income taxes increased to $2,127,000 for the three months ended June 30, 1998, from $1,147,000 for the comparable period in 1997. This increase is the result of the increase in earnings and an increase in the Company's effective tax rate. The Company's effective tax rate for the three months ended June 30, 1998 was 46%. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $2,497,000 for the three months ended June 30, 1998, a 64% increase from $1,520,000 for the comparable period in 1997. This was also a 28% increase from $1,948,000, excluding special charges for the comparable period in 1997.


 Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

              Net sales of the Company increased to $143,958,000 for the six months ended June 30, 1998, from $133,863,000 for the same six month period in 1997, an 8% increase. Unit volume for the six months ended June 30, 1998, was 230,000, as compared to 231,000 for the same period in 1997. The relatively flat volumes are the result of fewer units being available for sale as compared to the prior period. This was due to the Company's decision in 1997 to terminate specific, unprofitable purchase agreements and the comparatively mild winter in many parts of the Country, resulting in fewer "total loss" accidents. The purchase agreement sales method of processing accounted for 30% of total volume, compared with 31% for the same period in 1997.


              Gross profit increased to $35,492,000 for the six months ended June 30, 1998, from $30,127,000 for the same period in 1997, an 18% increase. Gross profit per unit of $154 for the six months ended June 30, 1998 was 18% higher than for the comparable period of 1997.

              Direct operating expenses increased to $25,129,000 for the six months ended June 30, 1998, from $22,879,000 in 1997, a 10% increase. The increase reflects the funding commitment made by the Company to identify, develop and pilot new services that would streamline the automobile claims process and greatly reduce costs for insurance companies as well as a general increase in operating expenses.


              Amortization of acquisition costs increased slightly to $1,898,000 for the six month period ended June 30, 1998 from $1,895,000 for the comparable period in 1997.


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

              Interest expense decreased to $1,064,000 for the six months ended June 30, 1998, from $1,405,000 for the same period in 1997. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds from long term borrowings under the Company's $15,000,000 Revolving Line of Credit Facility and several notes payable to sellers related to certain acquisitions and the reclassfication of bank charges from interest expense to direct operating expenses.

              Interest income was $396,000 for the six month period ended June 30, 1998, versus $399,000 for the comparable period in 1997.

              Income taxes increased to $2,867,000 for the six months ended June 30, 1998, from $1,547,000 for the comparable period in 1997. This increase is the result of the increase in earnings and a higher estimated effective tax rate. The Company's effective tax rate for the six months ended June 30, 1998 was 46%. The effective tax rate is subject to ongoing review and evaluation by Management.

              The Company's net earnings were $3,366,000 for the six months ended June 30, 1997, a 64% increase from the comparable period in 1997 of $2,050,000. Net earnings per common share increased to 30 cents per share in 1998 versus 18 cents per share in 1997. Net earnings excluding the special charge were $4,211,000, or 37 cents per share, for the first six months of 1998.


FINANCIAL CONDITION AND LIQUIDITY


              At June 30, 1998, the Company had current assets of $59,056,000, including $12,213,000 of cash and cash equivalents and current liabilities of $29,938,000. The Company had working capital of $29,118,000 at June 30, 1998, a $3,410,000 increase from December 31, 1997.

              At June 30, 1998, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000. There were no borrowings outstanding on the Revolving Line of Credit Facility at June 30, 1998.

              Capital expenditures were approximately $2,810,000 for the six months ended June 30, 1998. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

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

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Others Postretirement Benefits" "(SFAS 132)" which amends the disclosure requirements of Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

         Effective December 1, 1993, the Company entered into a national sales agreement with Allstate Insurance Company ("Allstate") that, as subsequently modified, established the Company as Allstate's preferred provider of salvage processing services. The Company agreed to purchase salvage and theft recovered vehicles from Allstate, or sell such vehicles on behalf of Allstate, in various geographic markets throughout the Country. Local Allstate management is responsible for deciding who will be the provider of automotive salvage services for their geographic area of responsibility. The national agreement provides specific guidelines as to the general terms and structure to which any local agreement must conform. These agreements typically have terms of one or two years, but are generally subject to termination by either party upon 30 days notice. For the fiscal year ended December 31, 1997, vehicles purchased from, or sold on behalf of, Allstate accounted for approximately 17% of the Company's total unit sales, making Allstate the Company's second largest supplier of vehicles for auction.

              Allstate has recently invited the Company to submit a proposal to provide automobile salvage services for Allstate locations across the country, effective January 1, 1999. The Company understands that Allstate has requested this proposal as part of a comprehensive review of Allstate's automobile salvage disposition practices. The Company is working aggressively to maintain and increase the amount of business it receives from Allstate and to maintain the profitability of that business. However, no assurance can be given as to the results of Allstate's review, and the Company may receive less, or less profitable, business from Allstate than it currently does. A significant reduction of Allstate business, or a significant reduction in the profitability of that business, would have a material adverse affect or could affect the Company's business, operating results and financial condition.



FACTORS THAT MAY AFFECT FUTURE RESULTS

              The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

              Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; while the Company's operating expense levels do not vary significantly with changes in volume. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

              Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of salvage vehicles received include reduction of policy writing by insurance providers which would affect the number of claims over a period of time, the changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have higher salvage values and general weather conditions. For example, a comparatively mild winter can result in fewer "total loss" accidents, causing fewer vehicles to be available for sale by the Company. The decreases in the quality and quantity of inventory and in particular the availability of newer and less damaged vehicles are further aggravated under the purchase agreement method of salvage and can have a negative impact on the operating results and financial condition of the Company.

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

              Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. Increases in ACV's associated with flat or declining market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. The Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.


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

              Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as non or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's results of operations or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. INAPPLICABLE


PART II.  OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS. INAPPLICABLE

ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.




              At the Annual Meeting of Shareholders of the Company held June 17, 1998, the shareholders (i) elected eight directors to serve on the Company's Board of Directors, and (ii) ratified the Company's appointment of KPMG Peat Marwick LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 1998. Shareholders holding 10,232,618 shares of Common Stock, representing 90.5% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.



The vote for nominated directors was as follows:

 Director                           Votes for                  Votes Withheld
 --------                           ---------                  --------------

 James P. Alampi                    10,224,034                        8,584
 Maurice A. Cocca                   10,224,034                        8,584
 Susan B. Gould                      9,355,234                      877,384
 Christopher G. Knowles              9,355,414                      877,204
 Melvin R. Martin                    9,354,434                      878,184
 Thomas J. O'Malia                   9,355,434                      877,184
 Glen E. Tullman                    10,223,834                        8,784
 John K. Wilcox                     10,223,434                        9,184


The vote for ratifying the appointment of KPMG Peat Marwick LLP was as follows:
For: 10,229,653; Against: 1,001; and Withheld: 1,964.

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     EXHIBITS.

                27.1  Financial Data Schedule




         (b) REPORTS ON FORM 8-K. A report on Form 8-K dated as of April 6, 1998 was filed with the Commission to report a settlement agreement between the Company and its former Chairman Bradley S. Scott under Item 5, Other Events.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INSURANCE AUTO AUCTIONS, INC.




Date: August 14, 1998                       By:      /s/ Linda C. Larrabee
      ---------------                          ---------------------------
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




EXHIBIT NO.
----------

27.1              Financial Data Schedule