Form 10-Q
period 1998-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1998-11-16
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ______________________

                         Commission File Number: 0-19594
                                                 -------

                          INSURANCE AUTO AUCTIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Illinois                                                             95-3790111
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois             60173-3855
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:

               Class                           Outstanding September 30, 1998
               -----                           ------------------------------
    Common Stock, $0.001 Par Value                   11,320,419 shares

                                     INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                   PAGE NUMBER
                                                                   -----------

PART I.   FINANCIAL INFORMATION...................................      3

Item 1.   Financial Statements (Unaudited)........................      3

          Condensed Consolidated Balance Sheets
              as of September 30, 1998 and December 31, 1997......      3
          Condensed Consolidated Statements of Operations
              for the Three Month and Nine Month Periods ended
              September 30, 1998 and September 30, 1997...........      4
          Condensed Consolidated Statements of Cash Flows for
              the Nine Month Periods ended September 30, 1998
              and September 30, 1997..............................      5
          Notes to Condensed Consolidated Financial Statements....      6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................      7

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk...................................     14

PART II.  OTHER INFORMATION.......................................     14

Item 1.   Legal Proceedings.......................................     14

Item 2.   Changes in Securities...................................     14

Item 3.   Defaults upon Senior Securities.........................     14

Item 5.   Other Information.......................................     14

Item 6.   Exhibits and Reports on Form 8-K........................     14

SIGNATURES    ....................................................     15


                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30,        December 31,
                                                  1998               1997
                                                  ----               ----
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $ 10,407,000        $  9,634,000
  Accounts receivable, net                      34,472,000          28,992,000
  Inventories                                   10,156,000          11,762,000
  Other current assets                           1,762,000           1,868,000
                                              ------------        ------------
      Total current assets                      56,797,000          52,256,000
                                              ------------        ------------

Property and equipment, at
  cost, net                                     21,510,000          20,778,000

Deferred income taxes                            2,603,000           2,603,000

Other assets, principally
  goodwill, net                                129,866,000         131,435,000
                                              ------------        ------------

                                              $210,776,000        $207,072,000
                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of
    long-term debt                            $    200,000        $  2,034,000
  Accounts payable                              17,981,000          16,319,000
  Accrued liabilities                            5,998,000           7,698,000
  Income taxes                                   1,208,000             497,000
                                              ------------        ------------
      Total current liabilities                 25,387,000          26,548,000
                                              ------------        ------------

Long-term debt, excluding
  current installments                          20,161,000          20,246,000
Accumulated postretirement
  benefit obligation                             3,570,000           3,831,000
Deferred income taxes                            5,235,000           5,235,000
                                              ------------        ------------

      Total liabilities                         54,353,000          55,860,000
                                              ------------        ------------

Shareholders' equity:
Preferred stock, par value of
  $.001 per share.
  Authorized 5,000,000 shares;
  none issued.                                           -                   -
Common stock, par value of
  $.001 per share
  Authorized 20,000,000 shares;
    issued and outstanding 11,320,419
    and 11,299,561 shares as of
    September 30, 1998 and December
    31, 1997, respectively                          11,000              11,000
Additional paid-in capital                     132,091,000         131,809,000
Retained earnings                               24,321,000          19,392,000
                                              ------------        ------------

      Total shareholders' equity               156,423,000         151,212,000
                                              ------------        ------------

                                              $210,776,000        $207,072,000
                                              ============        ============

See accompanying notes to condensed consolidated financial statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Month Periods            Nine Month Periods
                                                 Ended September 30,            Ended September 30,
                                                 -------------------            -------------------
                                                    (Unaudited)                     (Unaudited)
                                                 1998           1997            1998            1997
                                                 ----           ----            ----            ----
Net Sales:
     Vehicle sales                         $  45,726,000   $  42,095,000   $ 144,789,000   $ 132,241,000
     Fee income                               24,321,000      19,308,000      69,216,000      63,025,000
                                           -------------   -------------   -------------   -------------
                                              70,047,000      61,403,000     214,005,000     195,266,000
Cost and expenses:
     Cost of sales                            53,265,000      47,114,000     161,731,000     150,850,000
     Direct operating expenses                12,650,000      10,887,000      37,779,000      33,766,000
     Amortization of acquisition costs           935,000         945,000       2,833,000       2,840,000
     Special charges                                   -               -       1,564,000         750,000
                                           -------------   -------------   -------------   -------------

         Earnings from operations              3,197,000       2,457,000      10,098,000       7,060,000

Other (income) expense:
     Interest expense                            496,000         668,000       1,560,000       2,073,000
     Interest (income)                          (193,000)       (210,000)       (589,000)       (609,000)
                                           -------------   -------------   -------------   -------------

         Earnings before income taxes          2,894,000       1,999,000       9,127,000       5,596,000

Income taxes                                   1,331,000       1,028,000       4,198,000       2,575,000
                                           -------------   -------------   -------------   -------------

         Net earnings                      $   1,563,000   $     971,000   $   4,929,000   $   3,021,000
                                           =============   =============   =============   =============

Earnings per share:
     Basic                                 $         .14   $         .09   $         .44   $         .27
                                           =============   =============   =============   =============
     Diluted                               $         .14   $         .09   $         .43   $         .27
                                           =============   =============   =============   =============

Weighted average shares outstanding:
     Basic                                    11,320,000      11,298,000      11,313,000      11,293,000
                                           =============   =============   =============   =============
     Diluted                                  11,474,000      11,373,000      11,432,000      11,318,000
                                           =============   =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Month Periods
                                                         Ended September 30,
                                                      -------------------------
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
Net earnings                                          $ 4,929,000   $ 3,021,000
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization                6,539,000     5,930,000
           Loss on disposal of fixed assets                79,000             0
   Change in assets and liabilities (net of
     effects of acquired companies):
       (Increase) decrease in:
           Accounts receivable, net                    (5,042,000)    4,009,000
           Inventories                                  1,606,000      (859,000)
           Other current assets                           106,000     1,350,000
           Other assets                                    56,000      (188,000)
       Increase (decrease) in:
           Accounts payable                             1,662,000       824,000
           Accrued liabilities                         (1,852,000)   (2,136,000)
           Income taxes payable                           711,000       948,000
                                                      -----------   -----------
           Total adjustments                            3,865,000     9,878,000
                                                      -----------   -----------

     Net cash provided by operating activities          8,794,000    12,899,000
                                                      -----------   -----------

Cash flows from investing activities:
   Proceeds from disposal of fixed assets                  22,000             0
   Capital expenditures                                (4,338,000)   (2,501,000)
   Payments made in connection with
     acquired companies,                               (1,806,000)     (196,000)
                                                      -----------   -----------
      net of cash acquired

      Net cash used in investing activities            (6,122,000)   (2,697,000)
                                                      -----------   -----------

Cash flows from financing activities:
   Payment of line of credit and  notes
     payable to acquired companies                     (2,180,000)   (2,541,000)
   Net proceeds (payment) of line of
     credit and notes payable                          (4,657,000)
   Proceeds from issuance of common stock                 282,000        90,000
                                                      -----------   -----------

Net cash provided by (used in) financing activities     1,898,000    (7,108,000)
                                                      -----------   -----------

Net increase in cash                                      773,000     3,094,000

Cash and cash equivalents at beginning of period        9,634,000     5,888,000
                                                      -----------   -----------

Cash and cash equivalents at end of period            $10,407,000   $ 8,982,000
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                         $ 1,793,000   $ 4,205,000
     Income taxes                                       3,500,000     1,627,000
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

3.     NET EARNINGS PER SHARE

       Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 1998 and 1997 are as follows:


                                Three Month Period Ended September 30, 1998   Three Month Period Ended September 30, 1998
                                -------------------------------------------   -------------------------------------------
                                                                 Per Share                                     Per Share
                                  Earnings         Shares         Amount         Earnings         Shares        Amount
                                  --------         ------         ------         --------         ------        ------
Basic Earnings per Share
     Net earnings                $1,563,000      11,320,000       $0.14        $  971,000       11,298,000       $0.09
                                                                  =====                                          =====
Effect of Dilutive Securities
     Stock options                        -         154,000                             -           75,000
                                 ==========      ==========       =====        ==========       ==========       =====

Diluted Earnings per Share
     Income available to
     common stockholders
     plus assumed conversions    $1,563,000      11,474,000       $0.14        $  971,000       11,373,000       $0.09
                                 ==========      ==========       =====        ==========       ==========       =====

                                Nine Month Period Ended September 30, 1998    Nine Month Period Ended September 30, 1997
                                ------------------------------------------    ------------------------------------------
                                                                 Per Share                                     Per Share
                                  Earnings         Shares         Amount         Earnings         Shares        Amount
                                  --------         ------         ------         --------         ------        ------
Basic Earnings per Share
     Net earnings                $4,929,000      11,313,000       $0.44        $3,021,000       11,293,000       $0.27
                                                                  =====                                          =====

Effect of Dilutive Securities
     Stock options                        -         119,000                             -           25,000
                                 ==========      ==========       =====        ==========       ==========       =====

Diluted Earnings per Share
     Income available to
     common stockholders
     plus assumed conversions    $4,929,000      11,432,000       $0.43        $3,021,000       11,318,000       $0.27
                                 ==========      ==========       =====        ==========       ==========       =====


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

     The Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. The Company has renegotiated or terminated all significant purchase agreement contracts not conforming to the Company's standards for this type of agreement, converting customers to either a fixed fee consignment or percent of sale consignment contract whenever possible. However, the Company continues to offer purchase agreements to those customers who select it.

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 49 locations as of September 30, 1998. In February of 1998, the Company acquired Auto Disposal Company ("ADC"). ADC operated two pools in Alabama. In October of 1998, the Company opened a new greenfield location in Bay Point, California.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     Net sales of the Company increased to $70,047,000 for the three months ended September 30, 1998, from $61,403,000 for the same three month period in 1997. Unit volume increased 13%, compared to the same period in 1997. The volume increase is primarily the result of an increase in same store sales. The purchase agreement sales method of processing accounted for 30% of total volume, consistent with the same period in 1997.

     Gross profit increased 17% to $16,782,000 for the three months ended September 30, 1998, from $14,289,000 for the same period in 1997. Gross profit per unit of $146 for the three months ended September 30, 1998 was 4% higher than for the comparable period of 1997. The Company experienced a positive impact on margins during this period as a result of its continuing focus on increasing profitability by insuring its services are properly valued in the market place. However, at the same time, margins were negatively impacted by a decline in the marketplace of actual cash values and selling prices, traditional seasonal changes in the quality of salvage, and a decline of the price of scrap steel to a thirty year low, which decreased the selling prices of the Company's older car inventory.

     Direct operating expenses increased to $12,650,000 for the three months ended September 30, 1998, from $10,887,000 for the same period in 1997. Direct operating expenses per unit increased to $110 for the three months ended September 30, 1998, as compared to $107 for the same period in 1997. The increase reflects the funding commitment made for the piloting of several value-added services that will streamline the automobile claims process, resulting in reduced costs for insurance companies and the acquisition of the two locations in Alabama.

     Amortization of acquisition costs of $935,000 for the three months ended September 30, 1998 were relatively flat as compared to $945,000 for the comparable period in 1997.

     Interest expense decreased to $496,000 for the three months ended September 30, 1998, from $668,000 for the same period in 1997. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of several notes payable to sellers related to certain acquisitions. Interest income decreased to $193,000 for the three month period ended September 30, 1998, from $ 210,000 for the comparable period in 1997.

     Income taxes increased to $1,331,000 for the three months ended September 30, 1998, from $1,028,000 for the comparable period in 1997. This increase is the result of the increase in earnings. The Company's effective tax rate for the three months ended September 30, 1998 was 46%. The effective tax rate is subject to ongoing review and evaluation by the Company.

     The Company's net earnings were $1,563,000 for the three months ended September 30, 1998, a 61% increase from $971,000 for the comparable period in 1997.


Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

     Net sales of the Company increased to $214,005,000 for the nine months ended September 30, 1998, from $195,266,000 for the same Nine month period in 1997, a 10% increase. Unit volume for the nine months ended September 30, 1998, was 345,000, as compared to 333,000 for the same period in 1997. The increase in volume is the result of an increase in same store sales from the prior period and the acquisition of the two locations in Alabama. The purchase agreement sales method of processing accounted for 30% of total volume, compared with 31% for the same period in 1997.

     Gross profit increased to $52,274,000 for the nine months ended September 30, 1998, from $44,416,000 for the same period in 1997, an 18% increase. Gross profit per unit of $152 for the nine months ended September 30, 1998 was 14% higher than for the comparable period of 1997.

     Direct operating expenses increased to $37,779,000 for the nine months ended September 30, 1998, from $33,766,000 in 1997, a 12% increase. The increase reflects a general increase in operating expenses, the funding commitment made by the Company to identify, develop and pilot new services that will streamline the automobile claims process, resulting in reduced costs for insurance companies, and the acquisition of two locations in Alabama.

     Amortization of acquisition costs decreased slightly to $2,833,000 for the nine month period ended September 30, 1998 from $2,840,000 for the comparable period in 1997.

     During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and Bradley Scott, who has resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through September 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to Scott. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and Scott. The difference of $574,000 was recorded as a special charge in first quarter 1998.

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

     Interest expense decreased to $1,560,000 for the nine months ended September 30, 1998, from $2,073,000 for the same period in 1997. The change in interest expense was mostly attributable to a decrease in long-term debt as a result of the Company's repayment of the proceeds of several notes payable to sellers related to certain acquisitions.

     Interest income was $589,000 for the nine month period ended September 30, 1998, versus $609,000 for the comparable period in 1997.

     Income taxes increased to $4,198,000 for the nine months ended September 30, 1998, from $2,575,000 for the comparable period in 1997. This increase is the result of the increase in earnings. The Company's effective tax rate for the nine months ended September 30, 1998 was 46%. The effective tax rate is subject to ongoing review and evaluation by Management.

     The Company's net earnings were $4,929,000 for the nine months ended September 30, 1997, a 63% increase from the comparable period in 1997 of $3,021,000. Net earnings per diluted common share increased to 43 cents per share in 1998 versus 27 cents per share in 1997. Net earnings excluding the special charge were $5,774,000, or 51 cents per share, for the first nine months of 1998.


FINANCIAL CONDITION AND LIQUIDITY

     At September 30, 1998, the Company had current assets of $56,797,000, including $10,407,000 of cash and cash equivalents and current liabilities of $25,387,000. The Company had working capital of $31,410,000 at September 30, 1998, a $5,702,000 increase from December 31, 1997.

     At September 30, 1998, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000. There were no borrowings outstanding on the Revolving Line of Credit Facility at September 30, 1998.

     Capital expenditures were approximately $4,338,000 for the nine months ended September 30, 1998. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

     The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth, possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

     The Company's operating results have not historically been materially affected by inflation.


RECENT DEVELOPMENTS

     Statement of Financial Accounting Standards ("S.F.A.S.") No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in September 1997 and is effective for fiscal years beginning after December 15, 1997. S.F.A.S. No. 131 establishes new standards for disclosing information about operating segments. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Others Postretirement Benefits" ("SFAS 132") which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     The Company undertook an initiative, ("the Project"), in mid 1997, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Project team is being led by the Company's Vice President - Information Systems. The scope of the Project includes both IT based systems and non IT systems. Modifications required to bring the Company's IT systems into Year 2000 compliance were identified by the Project team. Those modifications have been completed and implemented. Based on the findings of the Project team and the successful implementation of these required modifications, the Company believes its IT based systems are currently Year 2000 compliant in all material respects. Based on work completed by the Project team, the Company believes its non IT system Year 2000 compliance issues do not represent a significant risk to the Company.

     The Company may be impacted by the effect the year 2000 issue has on the ability of the Company's Insurance customers to process automobile claims and state Departments of Motor Vehicles ("DMV's") to process titles on a timely basis. Any delay in the timely processing of automobile claims that significantly reduces the number of units the Company has available for sale would have a material adverse affect on the Company's financial position, results of operations or liquidity. In addition, the Company relies on state DMV's to timely process titles to vehicles. Because the Company must generally obtain title prior to selling a vehicle, a significant delay in title processing would result in the Company's ability to sell vehicles from inventory and have a material adverse impact on the company's financial position, results of operations or liquidity.

     The Company has been, and will continue to be, in communication with its principal insurance customers and the DMV's with regard to their year 2000 readiness. None of the responses received to date suggests there will be any interruption in their operations which would have a material adverse impact on the Company although there can be no assurances given in this manner. Formal contingency plans will be developed by March 31, 1999.

     The cost to the Company of dealing with the Year 2000 issue is not expected to be material. Although a portion of the time of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe other IT projects or operations have been or will be adversely affected. Costs of review, analysis and corrective action are expected to total less than $100,000.

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

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of vehicles received include (a) reduction of policy writing by insurance providers which would affect the number of claims over a period of time and (b) changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy; while the Company's operating expense levels do not vary significantly with changes in volume. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          INAPPLICABLE


PART II.  OTHER INFORMATION.
          ------------------

ITEM 1.   LEGAL PROCEEDINGS. INAPPLICABLE
          ------------------

ITEM 2.   CHANGES IN SECURITIES.  INAPPLICABLE
          ----------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE
          --------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  INAPPLICABLE
          ----------------------------------------------------

ITEM 5.   OTHER INFORMATION.  INAPPLICABLE
          ------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a) EXHIBITS.
              ---------

              27.1  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INSURANCE AUTO AUCTIONS, INC.




Date: November 16, 1998            By:    /s/ Linda C. Larrabee
      -----------------                --------------------------------------
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

27.1          Financial Data Schedule