Form 10-K
period 1998-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1999-03-31
CIK 880026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19594

                            ------------------------

                         INSURANCE AUTO AUCTIONS, INC.
             (Exact name of Registrant as specified in its charter)

              ILLINOIS                                  95-3790111
    (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                identification Number)

                       850 EAST ALGONQUIN ROAD, SUITE 100
                           SCHAUMBURG, ILLINOIS 60173
                                 (847) 839-3939
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq National Market on March 15, 1999) held by non-affiliates of the Registrant as of March 15, 1999 was approximately $46,900,000. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 15, 1999, the Registrant had outstanding 11,338,858 shares of Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders are incorporated herein by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations, resulting in a network of 50 salvage pools in 22 states as of December 31, 1998. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee and percentage of sale consignment arrangements. In 1998, approximately 61% of the vehicles processed by IAA were sold under the fixed fee consignment method, 9% were sold under the percentage of sale consignment method, and 30% were sold under the purchase agreement method.

     The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 1998, vehicles supplied by the Company's three largest suppliers accounted for approximately 43% of the Company's unit sales. The aggregate number of vehicles supplied in 1998 by the Company's three largest suppliers increased from 1997. However, due to a significant increase in vehicles supplied by other customers, the percent to total units sold for the Company's three largest customers decreased. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 17%, 14%, and 13% respectively, of the Company's unit sales.

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

IAA PERCENTAGE OF SALE CONSIGNMENT METHOD

     Under the Percentage of Sale consignment method, the insurance company receives a negotiated percentage of the vehicle-selling price. With this method of sale, the Company acts as an agent for the insurance company. As agent, the Company arranges for the salvage vehicle to be towed to its facility and processes the car for sale. The percentage of sale consignment method provides suppliers with potentially greater upside since IAA's fees are tied to selling prices and IAA has, thus, more incentive to invest in improvements to salvage vehicles to maximize sales prices. The Company offers two types of percentage of sale agreements. The Percentage Plan is a straight percentage of sale agreement that includes vehicle enhancements as part of the selling price-based fee. The Percentage-Plus Plan offers a lower percentage of sale fee combined with discounted pricing for enhancement services. Approximately 9% and 4% of the vehicles processed by the Company were sold under the percentage of sale consignment method in 1998 and 1997, respectively. The Company, in 1998, designated the percentage of sale consignment method its preferred type of salvage provider agreement. Accordingly, the Company expects the percent of vehicles sold under this type of contract to total vehicles sold to increase.

IAA PURCHASE AGREEMENT METHOD

     Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. IAA then works to enhance the value of purchased vehicles in the selling process and assumes the risk of market price variation for vehicles so processed. Under the purchase agreement method, insurance companies may outsource much of the salvage administration workload and this potentially reduces their expenses accordingly. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV"), depending on the vehicle's age and certain other conditions including whether the vehicle is a total loss or recovered theft vehicle. The Company's revenue from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. In 1998 and 1997, approximately 30% of the units processed by IAA were processed through the purchase agreement method of sale.

IAA FIXED FEE CONSIGNMENT SALE METHOD

     Approximately 61% of the Company's vehicles for the year ended December 31, 1998 were sold on the fixed fee consignment method of sale, compared with 66% in 1997. As under the percentage of sale consignment method, the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. Under this method of disposal, the Company charges fees to the insurance company supplier, typically including a towing fee, a title processing fee and a storage and salvage sales fee. Since the Company does not own the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.

SERVICES PROVIDED TO ALL SUPPLIERS

     The process of salvage disposition through the IAA system commences at the time of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or through the Company's on-line electronic DataLink(TM) system. DataLink(TM) is the Company's proprietary computer order processing system that enables insurance company suppliers to access their data electronically and to retrieve information on a vehicle at any time during the claims adjustment and disposal process.

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

     After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by IAA. For most vehicles stored on our facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds and decreasing the suppliers' administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle. The company holds auctions every week or bi-weekly in all of its locations. The auction is either live or sealed bid. Auction lists can be viewed on line on the Company's Internet website where buyers can review all vehicles at a location or search for specific vehicles.

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

OTHER SERVICES

     IAA's BidFast(TM) service provides insurers with a binding bid for a salvage vehicle which historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many state department of insurance regulations.

     IAA also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(TM) services helps insurance companies by ensuring that severely damaged or stripped "high profile" cars are crushed to prevent their vehicle identification numbers ("VINs") from being used in auto theft. IAA also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process. IAA has also continued its support for consumer protection laws calling for the nationwide mandatory use of salvage certificates for salvage vehicles.

     The Company offers a National Salvage Network, based in Dallas, Texas, that allows insurance company suppliers to call in all their salvage vehicle assignments to a single location. This call center enables IAA to distribute vehicle assignments throughout most of the United States, even in markets where IAA does not currently have a facility, and is designed to minimize the administrative workload for insurance companies and provide IAA with broader geographic coverage. In certain areas where the Company does not have a facility, such vehicles are distributed to IAA selected ServicePartners(TM).

     The Company also offers, through its Specialty Salvage Division, salvage services for specialty vehicles, such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers offers insurance companies the opportunity for better returns on units that typically do not sell for as much at local salvage pools as a result of the limited number of local buyers. These vehicles can be viewed on line through the Company's Internet website, www.iaai.com.

GROWTH STRATEGIES

     The Company seeks to increase sales on a profitable basis by offering to insurance company suppliers a variety of methods of sale (including percentage of sale consignment, purchase agreement and fixed fee consignment) and various other services and by (i) increasing market share at existing sites; (ii) continued market penetration through acquisitions; (iii) new site expansion;
(iv) development of national/regional supplier agreements, and (v) the offering of new services to insurance companies to assist them in reducing time and cost in the claims process.

  Increasing Market Share and Profitability at Existing Sites

     The Company's primary strategy for growth in its existing markets is to contract for additional vehicles by promoting better returns on salvage vehicles and a broad selection of services to prospective suppliers. The expansion of the number of vehicles processed at existing sites typically makes the Company's auctions more attractive and results in more buyers attending auctions.

     The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements such as the percentage of sale consignment method. The Company is also promoting its "Run & Drive" service whereby certain salvage vehicles are driven during the auction demonstrating to buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns to both the Company and the salvage provider.

  Continued Market Penetration Through Acquisitions

     Since the Company's initial public offering in November 1991, the Company has acquired additional pool operations across the United States to offer better national coverage to its insurance company customers. The Company currently operates 50 salvage pools in 22 states.

     IAA intends to continue to pursue acquisitions of strategically-located salvage pools. Through such acquisitions, it seeks to enhance a geographically broad-based relationship with key insurance company suppliers, as well as to offer its specialized salvage services to new insurance companies and certain non-insurance company suppliers. In pursuing its acquisition strategy and plans, the Company recognizes that there will be continuing challenges in effectively and efficiently integrating new facilities into existing IAA operations. This will require continuing investment in infrastructure. See "Factors That May Affect Future Results."

  New Site Expansion

     While the Company will continue to pursue growth through acquisitions, it also will continue to seek growth through the opening of new sites. The opening of new sites offers advantages in certain markets and capitalizes on regional and national customer accounts.

  Development of National/Regional Supplier Agreements

     The Company's expanded geographic base of operations, plus its National Network, facilitates its strategy of offering its customers and prospective customers national and regional supplier agreements. These can provide a more consistent reporting and control function to our customers, who benefit from a reduction in the number of suppliers through which they must do business.

  Offering of New Services

     The Company is actively pursuing opportunities for growth through the identification and development of new, non-traditional customer-valued services and business offerings that leverage the Company's current competencies, geographic presence and assets. The primary focus of these new services is to provide to the insurance industry new, innovative options and alternatives for reducing the time and costs associated with processing insurance claims.

MARKETING

     The Company markets its services to insurance company and non-insurance company salvage suppliers. Based upon historical data supplied by a prospective supplier, the Company can provide prospective suppliers with a detailed analysis of their current salvage returns and a proposal setting forth ways in which the Company can improve salvage returns, reduce administrative costs and expenses and provide proprietary turnkey claims processing services.

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

     The Company sells the majority of its vehicles through live auctions. IAA maintains databases which currently contain information regarding nearly 20,000 registered buyers. No single buyer accounted for more than 10% of the Company's net sales in 1998. The Company generally accepts cash, money orders, cashier's checks, wire transfers, credit cards, and pre-approved checks, at the time the vehicle is picked up. Vehicles are sold "as is" and "where is." Sales notices listing the vehicles to be auctioned on a particular day at a particular location are generally mailed, faxed or available online on the Company's Internet website to the Company's buyers in advance of the auction. Such notices list the rules of the auction and details about the vehicle, including the year and make of the vehicle, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Internet site at www.iaai.com.

COMPETITION

     Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry went through a period of consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. The Company attempts to differentiate itself from its competition through the wide range and quality of services it provides to its insurance customers and buyers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

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

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws and regulations governing, among other things, the handling, storage, transportation and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental laws and regulations. The Company believes the overall impact of compliance with laws and regulations protecting the environment will not have a material adverse effect on its operating results and financial condition, although no assurance can be given in this regard.

EMPLOYEES

     At December 31, 1998, the Company employed 625 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACVs") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

     Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of salvage vehicles received include the reduction of policy writing by insurance providers which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less-damaged total loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of salvage and can have a material adverse effect on the operating results and financial condition of the Company.

     Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. Copart, Inc. has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

     Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1998, vehicles supplied by the Company's three largest suppliers accounted for approximately 44% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 17%, 14%, and 13%, , respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

     Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACVs on which the Company's costs are based reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices. The Company has renegotiated most of its agreements with certain of these suppliers. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in ACV's that are not accompanied by a comparable increase in sales prices.

     Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in governmental regulations or interpretations of existing regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. For example, the Company believes legislation currently being considered by Congress could have a negative impact on the number of buyers attending an auction as well as increase some of the costs to those buyers. This legislation could increase governmental regulation of certain operations of the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect of the Company's operating results and financial condition.

     Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expends resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of such expenses by the insurance company suppliers.

     Integration and Expansion of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

     Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's results of operations or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. PROPERTIES.

     The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The Company moved to Schaumburg in mid 1997 to a building providing approximately 26,000 square feet of available space. The lease on the office space in Schaumburg expires in May 2004. The Company and its subsidiaries also lease approximately 43 properties in Alabama, Arizona, California, Florida, Georgia, Hawaii, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Texas, Virginia and Washington. The Company owns 8 properties located in Illinois, Kansas, Massachusetts and New York. Most of these properties are used primarily for auction and storage purposes. Management believes that the Registrant's properties are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 1999:

                NAME                     AGE                          OFFICE HELD
                ----                     ---                          -----------
Christopher G. Knowles...............    56     Chief Executive Officer
                                                Senior Vice President, Chief Financial Officer and
Linda C. Larrabee....................    51     Secretary
Gerald C. Comis......................    50     Vice President, Customer Service and Industry Relations
Donald J. Comis......................    40     Vice President, Central Division
Peter B. Doder.......................    38     Vice President, Western Division
Stephen L. Green.....................    43     Vice President, Finance
Marcia A. McAllister.................    47     Vice President, Government Affairs
Gaspare G. Ruggirello................    41     Vice President, General Counsel
Patrick T. Walsh.....................    36     Vice President, Eastern Division

     CHRISTOPHER G. KNOWLES became Chief Executive Officer of the Company in December 1998 and. has been a Director of the Company since June 1994. As Chief Executive Officer, Mr. Knowles oversees the Company's overall corporate administration as well as strategic planning. Mr. Knowles was President and Chief Operating Officer of the Company from April 1994 to March 1996. Mr. Knowles previously served as Senior Vice President, Operations East of the Company from January 1994 to April 1994. Prior to joining the Company, Mr. Knowles was Chairman and Chief Executive Officer from 1980 to 1994 of Underwriters Salvage Company, a multi-location salvage operation that the Company acquired in January 1994.

     LINDA C. LARRABEE became Senior Vice President, New Business Development, Chief Financial Officer and Secretary in January 1999. Prior to that she served as Senior Vice President, Finance, Chief Financial Officer and Secretary since June 1996. Ms. Larrabee is responsible for the implementation and development of information systems and evaluating and establishing new business opportunities for IAA. Prior to joining the Company, Ms. Larrabee served as Vice President, Information Systems of Van Waters & Rogers Inc. from 1992 to 1996. Prior to that time, Ms. Larrabee served as Vice President, Information Systems for Hitachi Data Systems from 1989 to 1992 and as Vice President, Finance for National Advanced Systems from 1982 to 1989.

     GERALD C. COMIS became Vice President Customer Service and Industry Relations in February 1997. Mr. Comis is responsible for overseeing operational procedures and customer service consistencies across all branch operations as well as the management of the corporate accounts sales group. From October 1996 to February 1997 Mr. Comis served as Vice President, Western Division. From April 1994 to October 1996, Mr. Comis served as Vice President, Field Operations of the Company. From January 1994 to April 1994, Mr. Comis served as a Vice President of Underwriters Salvage Company, a wholly owned subsidiary of the Company, which was merged into the Company. From 1968 to January 1994, Mr. Comis held various positions with Underwriters, prior to the January 1994 acquisition by the Company, including Branch Manager, Vice President and Executive Vice President.

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

     STEPHEN L. GREEN became Vice President, Finance in January 1999. Prior to that he served as Vice President, Corporate Controller, and Assistant Secretary of the Company since February 1997. Mr. Green is responsible for cash management and cash control as well as financial accounting, planning and reporting, taxes and risk management. Prior to joining the Company, Mr. Green served as Manager of Operations Accounting of Van Waters & Rogers Inc. from 1989 to February 1997.

     MARCIA A. MCALLISTER has been Vice President, Government Affairs of the Company since February 1995. Ms. McAllister is responsible for monitoring legislation and participating on behalf of the Company with a variety of industry and agency groups. From March 1994 to February 1995, Ms. McAllister was a consultant to the Company. From June 1986 to January 1994, Ms. McAllister held a variety of positions with Underwriters including Vice Chairman and General Counsel.

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

     Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. Ms. McAllister is the wife of Mr. Christopher G. Knowles; Chief Executive Officer and a member of the Board of Directors, and Donald J. Comis is the brother of Gerald C. Comis.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Registrant's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IAAI. The following table sets forth the range of high and low per share bid information, as reported on the Nasdaq National Market for each quarter of fiscal 1998 and 1997. At March 15, 1999, the Registrant had 199 holders of record of its Common Stock, approximately 500 beneficial owners and 11,338,858 shares outstanding.

                                                    FISCAL 1998         FISCAL 1997
                                                  ----------------    ----------------
                                                   HIGH      LOW       HIGH      LOW
                                                   ----      ---       ----      ---
First Quarter.................................    $12.75    $ 8.38    $10.63    $ 6.50
Second Quarter................................     14.88     10.88      9.50      6.50
Third Quarter.................................     14.75     10.75     14.25      8.00
Fourth Quarter................................     12.94     10.00     13.63     10.00

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

ITEM 6. SELECTED FINANCIAL DATA.

     The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, whose report is included herein covering the Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three year period ended December 31, 1998. The statement of earnings for the year ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited Consolidated Financial Statements not included herein.

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Selected Statement of Earnings Data
Net sales.................................    $287,063    $259,325    $281,893    $257,996    $172,125
Earnings from operations(1)...............      14,081       9,756       7,190       6,885      19,145
Earnings..................................       7,181       4,495       3,102       3,136      10,985
Net earnings per common share(2)..........         .63         .40         .27         .27         .98
Weighted average common shares
  outstanding(2)..........................      11,437      11,337      11,333      11,421      11,225

                                                                 AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
Selected Balance Sheet Data
Working capital...........................    $ 35,306    $ 25,708    $ 21,665    $ 12,187    $ 12,055
Total assets..............................     227,344     224,777     226,981     219,030     173,641
Long-term debt, excluding current
  installments............................      20,116      20,246      26,670      28,973       4,409
Total shareholders' equity................     158,755     151,212     146,589     143,381     139,897

-------------------------
(1) Amount includes special charges of $1,564,000, $750,000, and $1,395,000 in 1998, 1997 and 1996, respectively.

(2) Earnings per share and weighted average common shares outstanding are presented on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Among these risks are legislative acts, weather conditions, changes in the market value of salvage, outcome of litigation, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.

OVERVIEW

     The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment, fixed fee consignment and purchase agreement. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. Under the fixed fee and percentage of sale consignment sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentive to both the Company and the salvage provider to invest in vehicle enhancements thereby maximizing the vehicle selling prices.

     Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle, pursuant to the purchase agreement. ACV's are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Until the significant rise in used car prices and ACV's from 1993 to 1996, the conversion from consignment sales to purchase agreement sales generally benefited the Company. During this period, however, used car prices and ACV's rose significantly. Despite the increase in used car prices and ACV's, prices at salvage auctions did not increase correspondingly. Because the Company's purchase price is fixed by contract, the increased ACV's can and has reduced profitability on the sale of vehicles under the purchase agreement method.

     The Company has renegotiated most of its purchase agreement contracts and seeks to renegotiate certain others. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 50 locations as of December 31, 1998. In February of 1998, the Company acquired Auto Disposal Company, Inc. which operated two pools in Alabama. The Company also added a site in Northern California in 1998.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales of the Company increased to $287,063,000 for the year ended December 31, 1998, from $259,325,000 in 1997, an 11% increase. An 8% increase in unit volume to 474,000 units in 1998, versus

440,000 units in 1997, accounted for a major portion of the increased sales dollars. The number of vehicles processed through purchase agreements represented 30% of all vehicles for both 1998 and 1997.

     Gross profit was $70,309,000 for the year ended December 31, 1998, compared to $59,342,000 in 1997, an 18% increase. Gross profit per unit of $148 for the year ended December 31, 1998 was 10% higher than for the comparable period of 1997. The increased profitability was due to the implementation of fee increases, the acquisition of two locations in Alabama and the impact of El Nino on weather conditions on the West Coast during the first half of 1998, which resulted in higher-value cars being available for sale.

     Direct operating expenses were $50,885,000 for the year ended December 31, 1998, versus $45,046,000 in 1997, a 13% increase. This increase reflects a general increase in operating expenses and the funding commitment made by the Company to identify, develop and pilot new services that will streamline the automobile total loss claims process, resulting in reduced costs for insurance companies. The Alabama acquisition also contributed to the increase in expense. Amortization of acquisition costs of $3,779,000 for the year ended December 31, 1998 were flat as compared to 1997.

     During the first quarter of 1998 a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and Bradley Scott, who has resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through September 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to Scott. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and Scott. The difference of $574,000 was recorded as a special charge in first quarter 1998.

     McKinsey & Co. was retained by the Company to assist it in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included the evaluation and development of new business offerings that leverage the Company's current competencies, geographic presence and assets. The cost of the project of $990,000 was recorded as a special charge in first quarter 1998.

     Interest expense decreased to $2,055,000 for the year ended December 31, 1998, from $2,253,000 in 1997. The decrease in interest expense was attributable to the repayment of the proceeds of several notes payable to sellers related to certain acquisitions. Interest income decreased to $797,000 for the year ended December 31, 1998, from $821,000 in 1997.

     The effective income tax rate of the Company was 44% in 1998 versus 46% in 1997. The decrease in the effective income tax rate was largely due to higher pre-tax earnings reducing the impact of permanent book versus tax differences.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Net sales of the Company were $259,325,000 for the year ended December 31, 1997, from $281,893,000 in 1996, an 8% decrease. This is largely the result of the change in mix of unit volume from purchase agreement to the consignment method due to the company's decision to renegotiate or terminate specific, unprofitable purchase agreements. Unit volume decreased 1%, as compared to the same period in 1996, while existing facilities volume decreased by the same 1%. Net sales and unit volume growth from existing facilities were the same as for the Company overall as there were no significant acquisitions or new facility startups in 1996 or 1997. The purchase agreement sales method of processing accounted for 134,000 vehicles or 30% of total volume, down 10% from 1996.

     Gross profit was $59,342,000 for the year ended December 31, 1997, compared to 58,749,000 in 1996, a 1% increase. Gross profit per unit of $135 for the year ended December 31, 1997 was 2% higher than for the comparable period of 1996, largely due to the Company's decision to renegotiate or terminate specific, unprofitable purchase agreements.

     Direct operating expenses decreased to $45,046,000 for the year ended December 31, 1997, from $46,386,000 in 1996, a 3% decrease. The decrease in direct operating expenses was the result of management's focus on process enhancements and expense control during 1997. Direct operating expenses as a percentage of net sales were 1% higher than for the same period in 1996, due to fewer units sold. Amortization of acquisition costs of $3,790,000 for the year ended December 31, 1997 were flat as compared to $3,778,000 for the comparable period in 1996.

     During 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors' and officers' liability insurance company. The difference of $750,000 was recognized as a special charge in 1997. In February 1998, the settlement was approved the court.

     Interest expense decreased to $2,253,000 for the year ended December 31, 1997, from $2,638,000 in 1996. The decrease in interest expense is mostly attributable to the repayment of several notes payable to sellers of certain acquisitions.

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

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1998, the Company had current assets of $73,140,000, including $11,682,000 of cash and cash equivalents, current liabilities of $37,834,000 and working capital of $35,306,000. The $9,598,000 increase in working capital from December 31, 1997 primarily consisted of an increase in advance charges on vehicles in inventory reflecting strong vehicle assignments in the fourth quarter of 1998. These advance charges are recorded as receivables when vehicles are picked up and deducted from proceeds from vehicle sales remitted to the salvage providers.

     At December 31, 1998, the Company's indebtedness included 8.6% Senior Notes approximating $19,801,000 that mature in 2002 and amounts due to the sellers related to an acquisition aggregating $288,000, with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $243,000, which bear interest at 8.0%. The Company also has a $15,000,000 revolving credit facility. At December 31, 1998, there were no outstanding borrowings under the facility.

     Long-term liabilities also include a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,485,000.

     Capital expenditures were approximately $6,607,000 for the year ended December 31, 1998. These capital expenditures included upgrading and expanding the Company's facilities and management information systems. The Company also spent $1,806,000 on acquisitions in 1998. The Company currently leases most of its facilities and other properties.

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

RECENT DEVELOPMENTS

     Effective December 1, 1993, the Company entered into a national sales agreement with Allstate Insurance Company (Allstate) (a shareholder of the Company). The agreement expired as of December 31, 1998. At Allstate's invitation, the Company submitted a proposal to provide automobile salvage services for Allstate locations across the country. Allstate requested this proposal as part of a comprehensive review of Allstate's automobile salvage disposition practices. Several other providers of automobile salvage services are believed to have submitted proposals to Allstate. Allstate recently advised the Company that it had decided to not award all of its salvage business to a single vendor at this time.

     Allstate further advised the Company that it intends to conduct pilots at selected Allstate locations of a single vendor approach for all of its salvage disposition needs, although it does not know if the pilots will result in the awarding of a single source contract. Although the Company is not currently involved in the pilots, the Company is continuing its efforts to offer Allstate a single source salvage solution. Allstate indicated the pilots would not have a material impact on the volume of vehicles supplied to the Company by Allstate. However, no assurance can be given as to the results of Allstate's pilot of a single source solution or the interim impact on the volumes of vehicles supplied by Allstate to the Company.

     Under the original agreement, local Allstate management was, as it continues to be in most Allstate locations, ultimately responsible for deciding who will be the provider of automotive salvage services for their geographic area of responsibility. As such, the Company continues to work with local Allstate management and personnel to meet Allstate's customer service level requirements and intends to work aggressively to maintain and increase the amount of business it receives from Allstate, as well as to maintain the profitability of that business. However, no assurance can be given as to the results of these efforts and the Company may receive less, or less profitable business from Allstate than it currently does.

     Volumes of vehicles received from Allstate has decreased from 90,000 units in 1996 to 64,500 units in 1998, part of which was due to the termination by the Company of unprofitable purchase agreement contracts. Given the above, and the significant decline in the volume of vehicles received from Allstate, the Company is reviewing all aspects of its relationship with Allstate. The Company intent has been and continues to be to maintain a profitable relationship with Allstate. However, no assurances can be given in this matter. A significant reduction in Allstate business could have a material, adverse impact on the Company's financial condition and results of operations.

     The Company undertook an initiative, ("the Project"), in mid 1997, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Project team is being led by the Company's Senior Vice President and Chief Financial Officer. The scope of the Project includes both IT based systems and non IT systems. Modifications required to bring the Company's IT systems into Year 2000 compliance were identified by the Project team. Based on work completed by the Project team, the Company does not believe its non-IT system Year 2000 compliance issues represent a significant risk to the Company.

     The required modifications to the Company's standard transaction processing system ("ESPS") have been completed. Based on the findings of the Project team and the successful implementation of these required modifications, the Company believes this system is currently Year 2000 compliant in all material respects. However, certain of the Company's operations have yet to be converted from non-Year 2000 compliant legacy systems currently in use to ESPS. These operations are scheduled for conversion by October 1, 1999, although no assurances can be given the conversion will be completed on schedule. Failure to convert these operations on a timely basis could have a material adverse impact on the company's financial position, results of operations or liquidity.

     The Company may be impacted by the effect the Year 2000 issue has on the ability of the Company's Insurance customers to process automobile claims and state departments of motor vehicles ("DMV's") to process titles on a timely basis. Any delay in the timely processing of automobile claims that significantly reduces the number of units the Company has available for sale would have a material adverse affect on the Company's financial position, results of operations or liquidity. In addition, the Company relies on state DMV's to timely process titles to vehicles. Because the Company must generally obtain title prior to selling a vehicle, a significant delay in title processing would impact the Company's ability to sell vehicles from inventory and have a material adverse impact on the company's financial position, results of operations or liquidity.

     The Company has been, and will continue to be, in communication with its principal insurance customers and the DMV's with regard to their Year 2000 readiness. None of the responses received to date suggests there will be any interruption in their operations which would have a material adverse impact on the Company although there can be no assurances given in this regard. Contingency plans will be completed during the second quarter of 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had approximately $11,138,000 of short-term investments as of December 31, 1998. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3 1/4% to 7%. The Company's short-term investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has senior notes payable of $19,801,000 at an interest rate of 8.6%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is included under the captions "Compensation of Directors," "Executive Compensation," "Stock Options," "Employment Contracts and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is included under the caption "Ownership of Securities" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is included under the caption "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................       25
Consolidated Balance Sheets -- December 31, 1998 and
  December 31, 1997.........................................       26
Consolidated Statements of Earnings -- Years ended December
  31, 1998, 1997 and 1996...................................       27
Consolidated Statements of Shareholders' Equity -- Years
  ended December 31, 1998, 1997 and 1996....................       28
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998, 1997 and 1996..........................       29
Notes to Consolidated Financial Statements..................       30

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

     3. EXHIBITS

     See Item 14(c) below.

     (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1998.

     (C) EXHIBITS

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
 3.1          Articles of Incorporation of the Registrant, as filed with the Illinois Secretary of State on August 7, 1997.
 3.2          Bylaws of the Registrant.
 4.1(9)       Fifth Amended and Restated Registration Rights Agreement,
              dated September 23, 1994, by and among the Registrant,
              William W. Liebeck, Bradley S. Scott, Bob F. Spence, Corinne
              Spence, Jimmie A. Dougherty, Patricia L. Dougherty and
              Midwest Auto Pool Corporation.
 4.2(1)       Warrant, dated January 18, 1990, issued by Registrant to
              Westinghouse Credit Corporation ("WCC") to purchase 176,056 shares of Series A Common Stock of Registrant ("WCC
              Warrant").
 4.3(1)       Specimen Stock Certificate.
 4.4(5)       Stockholder Agreement dated December 1, 1993, by and among the Registrant, Tech-Cor, Inc., Bradley S. Scott, Bob F.
              Spence and William L. Liebeck.
 4.5(5)       Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.
 4.5(8)       Note Agreement, dated as of December 1, 1994 among the
              Registrant and the purchasers listed therein.
10.35(4)*     Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as
              amended and restated.
10.36(6)*     Form of Notice of Grant of Stock Option -- employee,
              officer.

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
10.37(3)*     Form of Non-Statutory Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option -- employee.
10.38(3)*     Form of Stock Option Agreement: Non-Employee Director,
              Automatic Option Grant, Insurance Auto Auctions, Inc. Stock
              Option Plan, as restated (including Form of Notice of Grant of Stock Option).
10.39(3)*     Form of Incentive Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- employee.
10.40(3)*     Form of Non-Statutory Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated including
              Form of Notice of Grant of Stock Option) -- officer.
10.41(3)*     Form of Incentive Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- officer.
10.66(2)      Facilities Lease Agreement dated January 17, 1992, by and
              between Melvin R. Martin and MASP.
10.122(5)     Asset Purchase Agreement dated December 1, 1993, by and
              between the Registrant, BC Acquisition Corp. (a wholly owned subsidiary of Registrant ("BCAC") and Tech-Cor, Inc.
              ("Tech-Cor").
10.124(5)     License Agreement, dated December 1, 1993, by and between
              BCAC and Allstate Insurance Company.
10.125(5)     Transition Agreement dated December 1, 1993, by and between
              BCAC and Tech-Cor.
10.126(5)     Lease, dated December 1, 1993, by and between Allstate
              Insurance Company and BCAC.
10.127(5)     Guaranty, dated December 1, 1993, by Allstate Insurance
              Company and delivered to the Registrant and BCAC.
10.134(7)     Registration Rights Agreement dated January 20, 1994, by and among, the Registrant, Christopher G. Knowles, Gerald C.
              Comis, F. Peter Haake and Donald J. Comis.
10.146(10)+   Revised Salvage Agreement by and between the Registrant and
              Allstate Insurance Company dated April 29, 1996.
10.147(10)*   Employment Agreement by and between the Registrant and James
              P. Alampi dated March 11, 1996.
10.149(12)*   Form of Change of Control Employment Agreement by and
              between the Company and certain of its executive officers.
10.150(11)    Revolving Credit Agreement between the Registrant and
              LaSalle National Bank dated as of April 4, 1997.
10.151(12)    Amendment to Revolving Credit Agreement dated as of December
              1, 1997.
10.152*(11)   Insurance Auto Auctions, Inc. Employee Stock Purchase Plan,
              as amended as of June 18, 1997.
10.153        Form of Indemnification Agreement dated as of February 24,
              1999 by and between the Company and its Directors and
              Executive Officers.

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
10.154*       Consulting Agreement dated as of December 1, 1998 by and
              between the Company and Thomas J. O'Malia
10.155*       Agreement dated December 16, 1998 by and between the Company and James P. Alampi.
21.1          Subsidiaries of the Registrant.
23.1          Consent of KPMG LLP.
24.1          Power of Attorney.
27.1          Financial Data Schedule.

-------------------------
 (1) Incorporated by reference from an exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-43247) declared effective by the Securities and Exchange Commission ("SEC") on November 20, 1991.

 (2) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on January 31, 1992.

 (3) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) for the fiscal year ended December 31, 1992.

 (4) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for the fiscal quarter ended June 30, 1993.

 (5) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on December 15, 1993.

 (6) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. O-19594) for the fiscal year ended December 31, 1993.

 (7) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on February 3, 1994.

 (8) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. O-19594) filed with the SEC on February 10, 1995.

 (9) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1994.

(10) (15) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) filed with the SEC on August 5, 1996 as amended.

(11) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for the fiscal quarter ended June 30, 1997.

(12) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10K (File No. O-19594) for the fiscal year ended December 31, 1997.

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

                                          INSURANCE AUTO AUCTIONS, INC.

                                          By:  /s/ CHRISTOPHER G. KNOWLES

                                            ------------------------------------
Date: March 31, 1999                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1999

             /s/ CHRISTOPHER G. KNOWLES                    Chief Executive Officer, Director
-----------------------------------------------------      (Principal Executive Officer)
               Christopher G. Knowles

                /s/ LINDA C. LARRABEE                      Senior Vice President, Business Development,
-----------------------------------------------------      Chief Financial Officer and Secretary
                  Linda C. Larrabee                        (Principal Financial Officer)

                /s/ STEPHEN L. GREEN                       Vice President, Finance and Assistant
-----------------------------------------------------      Secretary (Principal Accounting Officer)
                  Stephen L. Green

                          *                                Chairman of the Board of Directors
-----------------------------------------------------
                  Thomas J. O'Malia

                          *                                Director
-----------------------------------------------------
                  Maurice A. Cocca

                          *                                Director
-----------------------------------------------------
                   Susan B. Gould

                          *                                Director
-----------------------------------------------------
                   Peter H. Kamin

                          *                                Director
-----------------------------------------------------
                  Melvin R. Martin

                          *                                Director
-----------------------------------------------------
                  Joseph F. Mazzella

                          *                                Director
-----------------------------------------------------
                   Glen E. Tullman

                          *                                Director
-----------------------------------------------------
                   John K. Wilcox

               * As attorney-in-fact.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
February 15, 1999

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31

                                                                    1998            1997
                                                                    ----            ----
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 11,682,000    $ 25,972,000
  Short-term investments....................................      11,138,000       1,367,000
  Accounts receivable, net..................................      37,415,000      28,992,000
  Inventories...............................................      11,229,000      11,762,000
  Other current assets......................................       1,676,000       1,868,000
                                                                ------------    ------------
       Total current assets.................................      73,140,000      69,961,000
                                                                ------------    ------------
Property and equipment, at cost:
  Land and buildings........................................       6,266,000       6,128,000
  Furniture and fixtures....................................       1,578,000       1,481,000
  Machinery and equipment...................................      19,126,000      16,830,000
  Leasehold improvements....................................      14,007,000      13,268,000
                                                                ------------    ------------
                                                                  40,977,000      37,707,000
  Less accumulated depreciation and amortization............      18,665,000      16,929,000
                                                                ------------    ------------
       Net property and equipment...........................      22,312,000      20,778,000
Deferred income taxes.......................................       2,976,000       2,603,000
Intangible assets, principally goodwill, net................     128,916,000     131,435,000
                                                                ------------    ------------
                                                                $227,344,000    $224,777,000
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................    $    216,000    $  2,034,000
  Accounts payable..........................................      30,939,000      34,024,000
  Accrued liabilities.......................................       6,097,000       7,698,000
  Income taxes..............................................         582,000         497,000
                                                                ------------    ------------
       Total current liabilities............................      37,834,000      44,253,000
                                                                ------------    ------------
Long-term debt, excluding current installments..............      20,116,000      20,246,000
Accumulated postretirement benefits obligation..............       3,485,000       3,831,000
Deferred income taxes.......................................       7,154,000       5,235,000
                                                                ------------    ------------
       Total liabilities....................................      68,589,000      73,565,000
                                                                ------------    ------------
Shareholders' equity:
Preferred stock, par value of $.001 per share
  Authorized 5,000,000 shares; none issued..................              --              --
Common stock, par value of $.001 per share
  Authorized 20,000,000 shares; issued and outstanding
     11,327,169 and 11,299,561 shares as of December 31,
     1998 and December 31, 1997, respectively...............          11,000          11,000
Additional paid-in capital..................................     132,171,000     131,809,000
Retained earnings...........................................      26,573,000      19,392,000
                                                                ------------    ------------
     Total shareholders' equity.............................     158,755,000     151,212,000
                                                                ------------    ------------
                                                                $227,344,000    $224,777,000
                                                                ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        FOR THE YEARS ENDED DECEMBER 31

                                                           1998            1997            1996
                                                           ----            ----            ----
Net sales:
  Vehicle sales....................................    $191,312,000    $175,733,000    $201,104,000
  Fee income.......................................      95,751,000      83,592,000      80,789,000
                                                       ------------    ------------    ------------
                                                        287,063,000     259,325,000     281,893,000
Costs and expenses:
  Cost of sales....................................     216,754,000     199,983,000     223,144,000
  Direct operating expenses........................      50,885,000      45,046,000      46,386,000
  Amortization of acquisition costs................       3,779,000       3,790,000       3,778,000
  Special charges..................................       1,564,000         750,000       1,395,000
                                                       ------------    ------------    ------------
     Earnings from operations......................      14,081,000       9,756,000       7,190,000
Other (income) expense:
  Interest expense.................................       2,055,000       2,253,000       2,638,000
  Interest income..................................        (797,000)       (821,000)       (890,000)
                                                       ------------    ------------    ------------
     Earnings before income taxes..................      12,823,000       8,324,000       5,442,000
Income taxes.......................................       5,642,000       3,829,000       2,340,000
                                                       ------------    ------------    ------------
     Net earnings..................................    $  7,181,000    $  4,495,000    $  3,102,000
                                                       ============    ============    ============
Earnings per share
  Basic............................................    $        .63    $        .40    $         28
                                                       ============    ============    ============
  Diluted..........................................    $        .63    $        .40    $        .27
                                                       ============    ============    ============
Weighted average shares outstanding:
  Basic............................................      11,316,000      11,294,000      11,279,000
                                                       ============    ============    ============
  Diluted..........................................      11,437,000      11,337,000      11,333,000
                                                       ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK
                                    ---------------------     ADDITIONAL                        TOTAL
                                      NUMBER                   PAID-IN        RETAINED      SHAREHOLDERS'
                                    OF SHARES     AMOUNT       CAPITAL        EARNINGS         EQUITY
                                    ---------     ------      ----------      --------      -------------
Balance at December 31, 1995....    11,270,141    $11,000    $131,575,000    $11,795,000    $143,381,000
Issuance of common stock in
  connection with exercise of
  common stock options..........         2,000         --          13,000             --          13,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........        10,697         --          93,000             --          93,000
Net earnings....................            --         --              --      3,102,000       3,102,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1996....    11,282,838     11,000     131,681,000     14,897,000     146,589,000
Issuance of common stock in
  connection with exercise of
  common stock options..........         8,600         --          49,000             --          49,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........         8,123         --          79,000             --          79,000
Net earnings....................            --         --              --      4,495,000       4,495,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1997....    11,299,561     11,000     131,809,000     19,392,000     151,212,000
Issuance of common stock in
  connection with exercise of
  common stock options..........        16,400         --         198,000             --         198,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........        11,208         --         164,000             --         164,000
Net earnings....................            --         --              --      7,181,000       7,181,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1998....    11,327,169    $11,000    $132,171,000    $26,573,000    $158,755,000
                                    ==========    =======    ============    ===========    ============

          See accompanying notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31

                                                             1998           1997           1996
                                                             ----           ----           ----
Cash flows from operating activities:
  Net earnings.......................................    $  7,181,000    $ 4,495,000    $ 3,102,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization...................       8,765,000      8,671,000      8,579,000
     Loss (gain) on disposal of fixed assets.........         136,000       (151,000)            --
     Noncash special charges.........................              --                       465,000
     Changes in assets and liabilities (net of
       effects of acquired companies):
       (Increase) decrease in:
          Short-term investments.....................      (9,771,000)       337,000     (1,443,000)
          Accounts receivable, net...................      (7,985,000)     5,379,000     (3,998,000)
          Inventories................................         533,000     (1,600,000)      (667,000)
          Other current assets.......................         192,000      1,762,000        (39,000)
          Other assets...............................          60,000        932,000        287,000
       Increase (decrease) in:
          Accounts payable...........................      (3,085,000)     3,055,000      1,967,000
          Accrued liabilities........................      (1,753,000)    (3,792,000)       403,000
          Income taxes...............................       1,631,000      1,143,000       (441,000)
                                                         ------------    -----------    -----------
            Total adjustments........................     (11,277,000)    15,736,000      5,113,000
                                                         ------------    -----------    -----------
     Net cash provided by operating activities.......      (4,096,000)    20,231,000      8,215,000
                                                         ------------    -----------    -----------
Cash flows from investing activities:
  Proceeds from disposition of property and
     equipment.......................................         151,000        696,000        698,000
  Capital expenditures...............................      (6,607,000)    (4,608,000)    (5,910,000)
  Payments made in connection with acquisitions (net
     of cash acquired)...............................      (1,806,000)      (311,000)    (1,969,000)
                                                         ------------    -----------    -----------
       Net cash used in investing activities.........      (8,262,000)    (4,223,000)    (7,181,000)
                                                         ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............         362,000        128,000        107,000
  Principal payments of long-term debt...............      (2,294,000)    (7,303,000)    (3,909,000)
  Proceeds from line of credit.......................              --             --      4,589,000
                                                         ------------    -----------    -----------
       Net cash provided by (used in) financing
          activities.................................      (1,932,000)    (7,175,000)       787,000
                                                         ------------    -----------    -----------
       Net increase (decrease) in cash and cash
          equivalents................................     (14,290,000)     8,833,000      1,821,000
Cash and cash equivalents at beginning of year.......      25,972,000     17,139,000     15,318,000
                                                         ------------    -----------    -----------
Cash and cash equivalents at end of year.............    $ 11,682,000    $25,972,000    $17,139,000
                                                         ============    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest........................................    $  1,836,000    $ 4,411,000    $ 2,793,000
     Income taxes....................................    $  4,028,000    $ 2,364,000    $ 3,570,000

          See accompanying notes to consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BACKGROUND

     Insurance Auto Auctions, Inc. (the Company) provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles. The Company operates as a single operating segment.

PRINCIPLES OF CONSOLIDATION

     The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue (including vehicle sales and fee income) are recognized upon payment by the buyer for the auctioned vehicle.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist principally of commercial paper. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     The Company's short-term investment securities are principally instruments of state governments, agencies and municipalities. All short-term investment securities are classified as trading securities and are carried at fair value.

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

ASSET IMPAIRMENT

     As part of an ongoing review of the valuation and amortization of assets, management assesses the carrying value of the Company's assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that the assets will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's assets would be reduced to their estimated fair market value.

USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these Consolidated Financial

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years on a straight-line basis. Accumulated amortization at December 31, 1998 and 1997 was $18,854,000 and 15,075,000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value as of December 31, 1998 and 1997. The carrying amounts related to cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers. Short-term investments are classified as trading securities and are carried at fair value based on quoted market prices.


STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, permits, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees'

     (APBO No. 25), but requires pro forma disclosures of net earnings and net earnings per share as if the fair-value based method of accounting had been applied. Effective January 1, 1996, the Company elected to continue to measure compensation cost under APBO No. 25 and comply with the pro forma disclosure

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

requirements. Accordingly, the adoption of Statement No. 123 had no material impact on the Company's consolidated financial position or results of operations.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 financial statements and footnotes to conform with the current year presentation.

(2) LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                       1998           1997
                                                                       ----           ----
    Senior notes payable, net of related loan fees, unsecured, interest payable in semiannual installments commencing
      August 15, 1995 through maturity at February 15, 2002, at
      8.60%, principal due at maturity..........................    $19,801,000    $19,715,000
    Notes payable issued in connection with the acquisition of a subsidiary, secured by capital stock purchased in the
      acquisition, interest payable quarterly at 7.5%, principal payable in three annual installments beginning June 30,
      1996......................................................             --      1,833,000
    Notes payable issued in connection with a consulting
      agreement related to the acquisition of a subsidiary,
      unsecured, payable in monthly installments of $16,666,
      including interest at 7.5%, with final payment due June
      30, 2000..................................................        288,000        460,000
    Notes payable issued in connection with the acquisition of a certain subsidiary, unsecured, payable in monthly
      installments, including interest at 8%, with final payment
      due April 1, 2005.........................................        243,000        272,000
                                                                    -----------    -----------
                                                                     20,332,000     22,280,000
    Less current installments...................................        216,000      2,034,000
                                                                    -----------    -----------
                                                                    $20,116,000    $20,246,000
                                                                    ===========    ===========

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:

1999........................................................    $   216,000
2000........................................................        138,000
2001........................................................         37,000
2002........................................................     19,841,000
2003........................................................         44,000
Thereafter..................................................         56,000
                                                                -----------
                                                                $20,332,000
                                                                ===========

     The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 31, 1998, the Company was in compliance with these covenants.

     The Company has a revolving line of credit facility with LaSalle National Bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and expires on April 1, 2000.

(3) SHORT-TERM INVESTMENTS

     At December 31, 1998 and 1997, the Company has classified all investment securities as trading securities. The investments are carried at fair value which is not materially different from amortized cost.

     Maturities of investment securities classified as trading securities were as follows:

                                                                1998       1997
                                                                ----       ----
STATE GOVERNMENT OBLIGATIONS:
Due within one year........................................    $ 1,173         --
Due after one year through ten years.......................      1,562    $   410
Due after ten years........................................      4,451        957
                                                               -------    -------
Total......................................................      7,186      1,367
                                                               -------    -------
OTHER:
Due within one year........................................      1,252         --
Due after one year through ten years.......................         --         --
Due after ten years........................................      2,700         --
                                                               -------    -------
Total......................................................      3,952         --
                                                               -------    -------
Total Investments..........................................    $11,138    $ 1,367
                                                               =======    =======

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(4) INCOME TAXES

     Income taxes are summarized as follows:

                                                  1998          1997          1996
                                                  ----          ----          ----
Current:
  Federal..................................    $3,528,000    $2,853,000    $  794,000
  State....................................       569,000       329,000       187,000
                                               ----------    ----------    ----------
                                                4,097,000     3,182,000       981,000
                                               ----------    ----------    ----------
Deferred:
  Federal..................................     1,318,000       427,000     1,788,000
  State....................................       227,000       220,000      (429,000)
                                               ----------    ----------    ----------
                                                1,545,000       647,000     1,359,000
                                               ----------    ----------    ----------
                                               $5,642,000    $3,829,000    $2,340,000
                                               ==========    ==========    ==========

     Deferred income taxes are comprised of the effects of the components listed below. A valuation allowance has been recorded to reduce deferred tax assets for which the Company believes a tax benefit will not be realized.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                           1998           1997
                                                           ----           ----
Deferred tax assets attributable to:
Depreciation........................................    $ 1,778,000    $ 1,609,000
State Net Operating Loss............................        866,000        690,000
Inventories.........................................        447,000        385,000
Special charges.....................................        152,000        248,000
State income taxes..................................             --         61,000
Other...............................................        451,000        215,000
Valuation Allowance.................................       (718,000)      (605,000)
                                                        -----------    -----------
Net deferred tax assets.............................      2,976,000      2,603,000
Deferred tax liabilities attributable to:
Intangible assets...................................     (7,154,000)    (5,235,000)
                                                        -----------    -----------
Net deferred tax liabilities........................    $(4,178,000)   $(2,632,000)
                                                        ===========    ===========

     The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                                  1998          1997          1996
                                                  ----          ----          ----
"Expected" income taxes....................    $4,360,000    $2,830,000    $1,850,000
State income taxes, net of Federal
  benefit..................................       484,000       254,000       288,000
Amortization of intangible assets..........       354,000       353,000       406,000
Other......................................       444,000       392,000      (204,000)
                                               ----------    ----------    ----------
                                               $5,642,000    $3,829,000    $2,340,000
                                               ==========    ==========    ==========

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     Under both plans, as of December 31, 1998, options to purchase an aggregate of 1,129,000 shares were outstanding at a weighted average exercise price of $14.35 per share and 311,000 shares remained available for future grant.

     Activity under the plans for the years ended December 31, 1998 and 1997 is as follows:

                                                1998           1997           1996
                                                ----           ----           ----
Balance at beginning of year............       1,086,000      1,082,000      1,061,000
  Options granted.......................         546,000         43,000        270,000
  Options canceled......................        (487,000)       (30,000)      (247,000)
  Options exercised.....................         (16,000)        (9,000)        (2,000)
                                            ------------    -----------    -----------
Balance at end of year..................       1,129,000      1,086,000      1,082,000
                                            ============    ===========    ===========
Options exercisable at end of year......         572,000        770,000        588,000
                                            ============    ===========    ===========
Price range of options outstanding at
  end of year...........................    $ 7.00-37.50    $7.00-37.50    $7.00-37.50
                                            ============    ===========    ===========
Price range of options granted during
  the year..............................    $10.50-14.25    $8.25- 9.44    $9.25-12.63
                                            ============    ===========    ===========

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

                                                  1998          1997          1996
                                                  ----          ----          ----
Pro forma Earnings.........................    $6,554,000    $4,170,000    $2,829,000
                                               ==========    ==========    ==========
Pro forma Earnings per share
  Basic....................................    $      .58    $      .37    $      .25
                                               ==========    ==========    ==========
  Diluted..................................    $      .57    $      .37    $      .25
                                               ==========    ==========    ==========

     The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $5.86, $4.60 and $5.25, respectively, based upon a grant date valuation using the Black-Scholes option pricing model with the following weighted average assumptions in 1998, 1997 and 1996 -- expected dividend yield of 0.0%, expected volatility of .61, .64, and .61, respectively; risk-free interest rate of 5.5%, 5.7% and 6.2%, respectively; and an average expected option life of 5.7, 4.5 and 4 years, respectively.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

     The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors and during the years ended December 31, 1998, 1997 and 1996, were matched 100% up to 4% of eligible earnings. Company contributions to the plan during the years ended December 31, 1998, 1997 and 1996 were approximately $479,000, $381,000, and $482,000, respectively.

(6) RELATED PARTY TRANSACTIONS

     Effective December 1, 1993, the Company entered into a national sales agreement with Allstate Insurance Company (Allstate) (a shareholder of the Company). The agreement expired as of December 31, 1998. At Allstate's invitation, the Company submitted a proposal to provide automobile salvage services for Allstate locations across the country. Allstate requested this proposal as part of a comprehensive review of Allstate's automobile salvage disposition practices. Several other providers of automobile salvage services are believed to have submitted proposals to Allstate. Allstate recently advised the Company that it had decided to not award all of its salvage business to a single vendor at this time.

     Allstate further advised the Company that it intends to conduct pilots at selected Allstate locations of a single vendor approach for all of its salvage disposition needs, although it does not know if the pilots will result in the awarding of a single source contract. Although the Company is not currently involved in the pilots, the Company is continuing its efforts to offer Allstate a single source salvage solution. Allstate indicated the pilots would not have a material impact on the volume of vehicles supplied to the Company by Allstate. However, no assurance can be given as to the results of Allstate's pilot of a single source solution or the interim impact on the volumes of vehicles supplied by Allstate to the Company.

     Under the original agreement, local Allstate management was, as it continues to be in most Allstate locations, ultimately responsible for deciding who will be the provider of automotive salvage services for their geographic area of responsibility. As such, the Company continues to work with local Allstate management and personnel to meet Allstate's customer service level requirements and intends to work aggressively to maintain and increase the amount of business it receives from Allstate, as well as to maintain the profitability of that business. However, no assurance can be given as to the results of these efforts and the Company may receive less, or less profitable business from Allstate than it currently does.

     Volumes of vehicles received from Allstate has decreased from 90,000 units in 1996 to 64,500 units in 1998, part of which was due to the termination by the Company of unprofitable purchase agreement contracts. Given the above, and the significant decline in the volume of vehicles received from Allstate, the Company is reviewing all aspects of its relationship with Allstate. The Company intent has been and continues to be to maintain a profitable relationship with Allstate. However, no assurances can be given in this matter. A significant reduction in Allstate business could have a material, adverse impact on the Company's financial condition and results of operations.

     During the years ended December 31, 1998 and 1997, the Company recorded fee income of $4,700,000 and $7,000,000, respectively, related to the consignment sale of Allstate-insured vehicles and recorded sales of $35,700,000 and $34,700,000, respectively, and cost of sales of $32,500,000 and $32,800,000, respectively, related to the purchase of Allstate-insured vehicles under the purchase-agreement method.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases with related and nonrelated parties, which expire through August 2007. Rental expense for the years ended December 31, 1998, 1997 and 1996 aggregated $9,935,000, $10,035,000 and $8,681,000 (of which $954,000, $966,000 and $884,000 pertained to leases with related parties in 1998, 1997 and 1996, respectively), respectively.

     Minimum annual rental commitments for the next five years under noncancelable leases at December 31, 1998 are as follows:

                                                          UNRELATED      RELATED
                                                            PARTY         PARTY
                                                          ---------      -------
Year ending December 31:
  1999...............................................    $ 8,014,000    $1,047,000
  2000...............................................      7,803,000       702,000
  2001...............................................      6,541,000       702,000
  2002...............................................      7,007,000       264,000
  2003...............................................      4,966,000            --
  Thereafter.........................................      4,842,000            --
                                                         -----------    ----------
                                                         $39,173,000    $2,715,000
                                                         ===========    ==========

     The Company has purchase agreements with certain insurance company suppliers, which expire at various intervals over the next two years. The Company's largest supplier accounted for 17% of the Company's supply of vehicles sold in 1998 and 19% in 1997 and 1996. The second largest supplier accounted for 14%, 17% and 20% of the Company's supply of vehicles sold in 1998, 1997 and 1996, respectively. A third supplier accounted for 13% and 10% of the Company's supply of vehicles sold in 1998 and 1997, respectively.

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

(8) ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS

     In connection with the acquisition of the capital stock of Underwriters Salvage Company (USC), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life.

     A one-percentage point increase or decrease in the assumed health care cost trend rate for each future year would not have a material impact on the Accumulated Postretirement Benefit Obligation or the income recognized relative to the Plan in 1998. The assumed discount rate used to determine the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1998 and 1997 was 6.5% and 7%, respectively.

     The Accumulated Postretirement Benefit Obligation (APBO) is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is included in the footnote disclosure. For retirees, it is the present value of all benefits expected to be paid from the plan.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Reconciliation of funded status as of December 31,

                                                           1998           1997
                                                           ----           ----
Medical.............................................    $  (927,000)   $  (972,000)
Life Insurance......................................       (361,000       (385,000)
                                                        -----------    -----------
Total APBO..........................................     (1,288,000)    (1,357,000)
Plan assets.........................................             --             --
                                                        -----------    -----------
Funded status.......................................     (1,288,000)    (1,357,000)
Unrecognized net loss from past experience..........     (2,197,000)    (2,474,000)
                                                        -----------    -----------
Accrued postretirement benefit cost.................    $(3,485,000)   $(3,831,000)
                                                        ===========    ===========
Reconciliation of accumulated postretirement benefit
  cost:
  Accrued benefit cost..............................    $(3,831,000)   $(4,173,000)
  Income............................................        168,000        162,000
  Contributions/premium paid........................        178,000        180,000
                                                        -----------    -----------
  Accumulated postretirement benefit cost, December
     31,............................................    $(3,485,000)   $(3,831,000)
                                                        ===========    ===========

     Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

(9) SPECIAL CHARGES

     During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and a former director, who resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through June 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to the former director. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and the former director. The difference of $574,000 was recorded as a special charge in first quarter 1998.

     In addition, McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included current competencies, geographic presence and assets. The cost of the project of $990,000 was recorded as a special charge in first quarter 1998.

     During the second quarter of 1997, the Company settled a securities class action lawsuit that had been pending against the Company and certain of its present and former officers and directors, in the United States District Court for the Central District of California. The litigation was settled for $3.75 million, the substantial portion of which was paid by the Company's directors and officers liability insurance company. The difference of $750,000 was recognized as a special charge to earnings in the second quarter of 1997. In February 1998, the settlement was approved by the court.

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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

charge of $880,000 for agreements determined to no longer have value to the current corporate strategy. Additionally, the Company recorded an offsetting gain of $365,000 related to the negotiation of a buyout of a long-term lease.

(10) EARNINGS PER SHARE

     Reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                 1998
                                                 -------------------------------------
                                                                             PER SHARE
                                                  EARNINGS       SHARES       AMOUNT
                                                  --------       ------      ---------
Basic Earnings per Share
  Net earnings...............................    $7,181,000    11,316,000      $.63
                                                                               ----
Effect of Dilutive Securities -- Stock
  Options....................................            --       121,000
                                                 ----------    ----------
Diluted Earnings per Share                       $7,181,000    11,437,000      $.63
                                                 ==========    ==========      ====

                                                                 1997
                                                 -------------------------------------
                                                                             PER SHARE
                                                  EARNINGS       SHARES       AMOUNT
                                                  --------       ------      ---------
Basic Earnings per Share
  Net earnings...............................    $4,495,000    11,294,000      $.40
                                                                               ----
Effect of Dilutive Securities -- Stock
  Options....................................            --        43,000
                                                 ----------    ----------
Diluted Earnings per Share...................    $4,495,000    11,337,000      $.40
                                                 ==========    ==========      ====

                                                                 1996
                                                 -------------------------------------
                                                                             PER SHARE
                                                  EARNINGS       SHARES       AMOUNT
                                                  --------       ------      ---------
Basic Earnings per Share
  Net earnings...............................    $3,102,000    11,279,000      $.28
                                                                               ----
Effect of Dilutive Securities -- Stock
  Options....................................            --        54,000
                                                 ----------    ----------
Diluted Earnings per Share...................    $3,102,000    11,333,000      $.27
                                                 ==========    ==========      ====

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited financial data for 1998 and 1997 are as follows:

                                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                               --------        -------      ------------    -----------
1998:
  Net sales...............................    $68,558,000    $75,400,000    $70,047,000     $73,058,000
  Gross profit............................     16,466,000     19,026,000     16,782,000      18,035,000
  Earnings from operations................      1,963,000      4,938,000      3,197,000       3,983,000
  Net earnings............................        869,000      2,497,000      1,563,000       2,252,000
  Diluted earnings per share(1)...........    $       .08    $       .22    $       .14     $       .20
                                              ===========    ===========    ===========     ===========
1997:
  Net sales...............................    $67,885,000    $65,978,000    $61,403,000     $64,059,000
  Gross profit............................     13,832,000     16,295,000     14,289,000      14,926,000
  Earnings from operations................      1,426,000      2,993,000      2,322,000       3,015,000
  Net earnings............................        530,000      1,520,000        971,000       1,474,000
  Diluted earnings per share(1)...........    $       .05    $       .13    $       .09     $       .13
                                              ===========    ===========    ===========     ===========

-------------------------
(1) Basic earnings per share is not presented separately as it is the same as diluted earnings per share for each quarter of 1997 and 1998.

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
  NO.                                                                          PAGE
-------                                                                    ------------
 10.153      Form of Indemnification Agreement dated as of February 24,
             1999 by and between the Company and its Directors and
             Executive Officers.
 10.154*     Consulting Agreement dated as of December 1, 1998 by and
             between the Company and Thomas J. O'Malia.
 10.155*     Agreement dated December 16, 1988 by and between the Company and James P. Alampi.
 21.1        Subsidiaries of the Registrant
 23.1        Consent of Independent Auditors.
 24.1        Power of Attorney
 27.1        Financial Data Schedule