Form 10-Q
period 1999-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1999-05-17
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

            Class                                   Outstanding April 30, 1999
            -----                                   --------------------------
Common Stock, $0.001 Par Value                           11,357,358 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                             PAGE NUMBER
                                                                                             -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of March 31, 1999 and December 31, 1998....................................      3
         Condensed Consolidated Statements of Earnings for the
              Three Month Periods ended March 31, 1999 and March 31, 1998...................      4
         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods ended March 31, 1999 and March 31, 1998...................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     13

PART II.  OTHER INFORMATION.................................................................     14

Item 1.  Legal Proceedings..................................................................     14

Item 2.  Changes in Securities..............................................................     14

Item 3.  Defaults upon Senior Securities....................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders................................     14

Item 5.  Other Information..................................................................     14

Item 6.  Exhibits and Reports on Form 8-K...................................................     14

SIGNATURES        ..........................................................................     15

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTH PERIODS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                  (UNAUDITED)

                                                            1999              1998
                                                            ----              ----
Net Sales:
     Vehicle sales                                      $ 51,258,000      $ 47,169,000
     Fee income                                           28,620,000        21,389,000
                                                        ------------      ------------

                                                          79,878,000        68,558,000
Cost and expenses:
     Cost of sales                                        59,941,000        52,092,000
     Direct operating expenses                            13,624,000        11,997,000
     Amortization of acquisition costs                       950,000           942,000
     Special charges                                               -         1,564,000
                                                        ------------      ------------
         Earnings from operations                          5,363,000         1,963,000

Other (income) expense:
     Interest expense                                        494,000           528,000
     Interest income                                        (225,000)         (174,000)
                                                        ------------      ------------

         Earnings before income taxes                      5,094,000         1,609,000

Income taxes                                               2,241,000           740,000
                                                        ------------      ------------
         Net earnings                                   $  2,853,000      $    869,000
                                                        ============      ============
Earnings per share:
     Basic                                              $        .25      $        .08
                                                        ============      ============
     Diluted                                            $        .25      $        .08
                                                        ============      ============
Weighted average shares outstanding:
     Basic                                                11,338,000        11,307,000
     Effect of dilutive securities - stock options            72,000            73,000
                                                        ------------      ------------
     Diluted                                              11,410,000        11,380,000
                                                        ============      ============


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  MARCH  31,          DECEMBER 31,
                                                                     1999                 1998
                                                                     ----                 ----
ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                  $  19,804,000        $  11,682,000
     Short-term investments                                         8,385,000           11,138,000
     Accounts receivable, net                                      38,802,000           37,415,000
     Inventories                                                   12,739,000           11,229,000
     Other current assets                                           1,716,000            1,676,000
                                                                -------------        -------------
            Total current assets                                   81,446,000           73,140,000
                                                                -------------        -------------

Property and equipment, at cost, net                               22,965,000           22,312,000

Deferred income taxes                                               3,063,000            2,976,000

Other assets, principally goodwill, net                           127,987,000          128,916,000
                                                                -------------        -------------

                                                                $ 235,461,000        $ 227,344,000
                                                                =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                     $     216,000        $     216,000
     Accounts payable                                              34,145,000           30,939,000
     Accrued liabilities                                            5,908,000            6,097,000
     Income taxes                                                   2,600,000              582,000
                                                                -------------        -------------
         Total current liabilities                                 42,869,000           37,834,000
                                                                -------------        -------------

Long-term debt, excluding current installments                     20,085,000           20,116,000
Accumulated postretirement benefits obligation                      3,429,000            3,485,000
Deferred income taxes                                               7,390,000            7,154,000
                                                                -------------        -------------

         Total liabilities                                         73,773,000           68,589,000
                                                                -------------        -------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued.                              -                    -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,341,358 and 11,327,169 shares as of March 31,
     1999 and December 31, 1998, respectively                          11,000               11,000
Additional paid-in capital                                        132,249,000          132,171,000
Retained earnings                                                  29,428,000           26,573,000
                                                                -------------        -------------

         Total shareholders' equity                               161,688,000          158,755,000
                                                                -------------        -------------

                                                                $ 235,461,000        $ 227,344,000
                                                                =============        =============


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Three Month Periods
                                                                                           Ended March 31,
                                                                                     ---------------------------
                                                                                         1999           1998
                                                                                         ----           ----
Cash flows from operating activities:
Net earnings                                                                           2,853,000     $   869,000
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                     2,223,000       2,152,000
     (Gain) loss on disposal of fixed assets                                              (9,000)          4,000
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Short-term investments                                                          2,753,000     (10,683,000)
       Accounts receivable, net                                                       (1,387,000)     (1,635,000)
       Inventories                                                                    (1,510,000)        952,000
       Other current assets                                                              (40,000)        120,000
       Other assets                                                                      (21,000)        (75,000)
     Increase (decrease) in:
       Accounts payable                                                                3,206,000       3,194,000
       Accrued liabilities                                                              (189,000)       (562,000)
       Income taxes payable                                                            2,167,000         366,000
                                                                                     -----------     -----------
         Total adjustments                                                             7,193,000      (6,167,000)
                                                                                     -----------     -----------

     Net cash provided by (used in) operating activities                              10,046,000      (5,298,000)
                                                                                     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                                               (1,946,000)     (1,414,000)
   Proceeds from disposal of fixed assets                                                 31,000               -
   Payments made in connection with acquired companies, net of cash acquired                   -      (1,748,000)
                                                                                     -----------     -----------

       Net cash used in investing activities                                          (1,915,000)     (3,162,000)
                                                                                     -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 78,000         114,000
   Principal payments of long-term debt                                                   (9,000)       (120,000)
                                                                                     -----------     -----------

       Net cash provided by (used in) financing activities                                76,000          (6,000)
                                                                                     -----------     -----------

Net increase (decrease) in cash                                                        8,122,000      (8,466,000)

Cash and cash equivalents at beginning of period                                      11,682,000      25,972,000
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                           $19,804,000     $17,506,000
                                                                                     ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                        $   861,000     $   889,000
                                                                                     ===========     ===========
     Income taxes                                                                        111,000         375,000
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

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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


4.     SPECIAL CHARGES

       During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and a former director, who resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through June 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to the former director. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and the former director. The difference of $574,000 was recorded as a special charge in first quarter 1998. In addition, McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included the evaluation and development of new business offerings that leverage the company's current competencies, geographic presence and assets. The cost of the project of $990,000 was recorded as a special charge in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below. Among these risks are governmental regulation, weather conditions, market value of salvage, competition, quality and quantity of inventory available from suppliers and dependence on key insurance company suppliers.


OVERVIEW

              The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment, fixed fee consignment an, purchase agreement. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. Under the fixed fee and percentage of sale consignment sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

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

              The Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. The Company has renegotiated or terminated significant purchase agreement contracts not conforming to the Company's standards for this type of agreement, converting customers to either a percent of sale consignment or fixed fee consignment contract whenever possible. However, the Company continues to offer purchase agreements to those customers who select it.

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to include 51 locations as of March 31, 1999. In February of 1998, the Company acquired Auto Disposal Company ("ADC"). ADC operated two pools in Alabama.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

              Net sales of the Company increased to $79,878,000 for the three months ended March 31, 1999, from $68,558,000 for the same three month period in 1998, a 17% increase. This is the result of an increase in the number of units sold, as compared to the same period in 1998, and increased fee revenues primarily in buyer fees.

              Unit volume for the three months ended March 31, 1999 increased 10%, as compared to the same period in 1998. The increase was the result of more units being available for sale due to strong vehicle assignments taken in the fourth quarter of 1998 and early in the first quarter of 1999. The vehicle assignments were the result of an increase in same store sales, severe winter storms in select areas of the country and an increase in the charity business.

              The purchase agreement sales method of processing accounted for 28% of total volume, down 2% from the same period in 1998. The percent of sale agreement sales method of processing accounted for 14% of total volume, up 8% from the same period in 1998. The Company continues to focus on converting fixed fee consignment and purchase agreement contract types to the generally more profitable percent of sale contract type.

              Gross profit increased 21% to $19,937,000 for the three months ended March 31, 1999, from $16,466,000 for the same period in 1998. Gross profit per unit of $158 for the three months ended March 31, 1999 was 10% higher than for the comparable period of 1998. The increase in gross profit per unit is the result of the quicker than anticipated implementation of several gross profit enhancement initiatives and a continued focus on price management. A key emphasis of the gross profit enhancement initiatives has been on increasing the number and variety of vehicle enhancement services which increase selling prices and improve the Company's gross profit per unit. The price management initiative includes an ongoing evaluation of the Company's services and corresponding fee structures to insure the Company's service offerings are properly valued in the market place.

              Direct operating expenses increased to $13,624,000 for the three months ended March 31, 1999, from $11,997,000 for the same period in 1998. Direct operating expenses per unit increased to $108 for the three months ended March 31, 1999, as compared to $104 for the same period in 1998. The increase is the result of higher earned incentives, a full quarter of operating expenses related to the Alabama acquisition, increased facility related costs and a general increase in operating expenses.

              Amortization of acquisition costs associated with acquisitions increased to $950,000 for the three months ended March 31, 1999 from $942,000 for the comparable period in 1998. The increase was the result of the acquisition of the branches in Alabama.

              Interest expense decreased to $494,000 for the three months ended March 31, 1999, from $528,000 for the same period in 1998. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of several notes payable to sellers related to certain acquisitions. Interest income increased to $225,000 for the three month period ended March 31, 1999, from $174,000 for the comparable period in 1998. The increase is the result of an increase in cash and short term investments.

              Income taxes increased to $2,241,000 for the three months ended March 31, 1999, from $740,000 for the comparable period in 1998. This increase is the result of the increase in earnings. The Company's effective tax rate for the three months ended March 31, 1999 was 44% versus 46% for the comparable period in 1998. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $2,853,000 for the three months ended March 31, 1999, a 66% increase from $1,714,000, before special charges, for the comparable period in 1998.

FINANCIAL CONDITION AND LIQUIDITY

              At March 31, 1999, the Company had current assets of $81,446,000, including $19,804,000 of cash and cash equivalents and $8,385,000 of short-term investments. Current liabilities were $42,869,000. The Company had working capital of $38,577,000 at March 31, 1999, a $3,271,000 increase from December 31, 1998.

              At March 31, 1999, the Company's indebtedness consisted of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,429,000 and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding under the Company's revolving line of credit facility as of March 31, 1999.

              Capital expenditures were approximately $1,946,000 for the three months ended March 31, 1999. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

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


RECENT DEVELOPMENTS

              The Company undertook an initiative, ("the Project"), in mid 1997, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks, The Project team is being lead by the Company's Senior Vice President and Chief Financial Officer. The scope of the Project includes both IT based systems and non IT systems. Modifications required to bring the Company's IT systems into Year 2000 compliance were identified by the Project team. Based on work completed by the Project team, the Company does not believe its non-IT system Year 2000 compliance issues represent a significant risk to the Company.

              The required modifications to the Company's standard transaction processing system ("ESPS") have been completed. Based on the findings of the Project team and the successful implementation of these required modifications, the Company believes this system is currently Year 2000 compliant in all material respects. However, certain of the Company's operations have yet to be converted from non-Year 2000 compliant legacy systems currently in use to ESPS. These operations are scheduled for conversation by October 1, 1999, although no assurances can be given the conversion will be completed on schedule. Failure to convert these operations on a timely basis could have a material adverse effect on the company's financial position, results of operations or liquidity.

              The Company may be impacted by the effect the Year 2000 issue has on the ability of the Company's insurance customers to process automobile claims and state departments of motor vehicles ("DMV's") to process titles on a timely basis. Any delay in the timely processing of automobile claims that significantly reduces the number of units the Company has available for sale would have a material adverse affect on the Company's financial position, results of operations or liquidity. In addition, the Company relies on state DMV's to timely process titles to vehicles. Because the Company must generally obtain title prior to selling a vehicle, a significant delay in title processing would impact the Company's ability to sell vehicles from inventory and have a material adverse effect on the company's financial position, results of operations or liquidity.

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

              The cost to the Company of dealing with the Year 2000 issue is not expected to be material. Although a portion of the of IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe the IT projects or operations have been or will be adversely affected. Costs of review, analysis and corrective action are expected to total less than $100,000.


FACTORS THAT MAY AFFECT FUTURE RESULTS

              The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

              Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time; changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. These factors are further aggravated in the event the Company fails to renegotiate purchase agreement contracts that are volume and mix dependent on availability of these types of sales. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

              Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of salvage vehicles received include the reduction of policy writing by insurance providers which would affect the number of claims over a period of time and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less damaged vehicles, are further aggravated under the purchase agreement method of salvage and can have a material adverse affect on the operating results and financial condition of the Company.

              Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. ("Copart") has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups including companies which are consolidating the dismantling industry and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

              Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1998, vehicles supplied by the Company's three largest suppliers accounted for approximately 44% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 17%, 14%, and 13%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

              Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACV's on which the Company's costs are based reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices. The Company has renegotiated most of its agreements with certain of these suppliers. Further increases in ACV's or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV's that are not accompanied by a comparable increase in sales price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company had approximately $8,385,000 of short-term investments as of March 31, 1999. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3% to 7%. The Company's short-term investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

         The Company has senior notes payable of $20,000,000 at an interest rate of 8.6%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

Part II. Other Information.

Item 1.  Legal Proceedings.  Inapplicable

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote On Security Holders.  Inapplicable

Item 5.  Other Information.  Inapplicable

Item 6.  Exhibits and Reports On Form 8-K.

         (a)   Exhibits.

               3.1   Bylaws of the Registrant, As Amended as of May 1999

               27.1  Financial Data Schedule

         (b) Reports On Form 8-K. No Reports On Form 8-K Were Filed During Fiscal Quarter Ending March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INSURANCE AUTO AUCTIONS, INC.




Date: May 14, 1999        By:     /s/ Linda C. Larrabee
      ------------           ---------------------------------------------------
                          Name:   Linda C. Larrabee
                          Title:  Senior Vice President, Chief Financial Officer
                                                 and Secretary

                                  (Duly Authorized Officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.
-----------

3.1            Bylaws of the Registrant, as amended as of May 1999

27.1           Financial Data Schedule