Form 10-Q/A
period 1999-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 1999-05-18
CIK 880026

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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Three Month Periods
                                                                                           Ended March 31,
                                                                                     ---------------------------
                                                                                         1999           1998
                                                                                         ----           ----
Cash flows from operating activities:
Net earnings                                                                           2,853,000     $   869,000
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                     2,223,000       2,152,000
     (Gain) loss on disposal of fixed assets                                              (9,000)          4,000
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Short-term investments                                                          2,753,000     (10,683,000)
       Accounts receivable, net                                                       (1,387,000)     (1,635,000)
       Inventories                                                                    (1,510,000)        952,000
       Other current assets                                                              (40,000)        120,000
       Other assets                                                                      (21,000)        (75,000)
     Increase (decrease) in:
       Accounts payable                                                                3,206,000       3,194,000
       Accrued liabilities                                                              (189,000)       (562,000)
       Income taxes payable                                                            2,167,000         366,000
                                                                                     -----------     -----------
         Total adjustments                                                             7,193,000      (6,167,000)
                                                                                     -----------     -----------

     Net cash provided by (used in) operating activities                              10,046,000      (5,298,000)
                                                                                     -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                                               (1,946,000)     (1,414,000)
   Proceeds from disposal of fixed assets                                                 31,000               -
   Payments made in connection with acquired companies, net of cash acquired                   -      (1,748,000)
                                                                                     -----------     -----------

       Net cash used in investing activities                                          (1,915,000)     (3,162,000)
                                                                                     -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 78,000         114,000
   Principal payments of long-term debt                                                  (87,000)       (120,000)
                                                                                     -----------     -----------

       Net cash provided by (used in) financing activities                                (9,000)         (6,000)
                                                                                     -----------     -----------

Net increase (decrease) in cash                                                        8,122,000      (8,466,000)

Cash and cash equivalents at beginning of period                                      11,682,000      25,972,000
                                                                                     -----------     -----------

Cash and cash equivalents at end of period                                           $19,804,000     $17,506,000
                                                                                     ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                        $   861,000     $   889,000
                                                                                     ===========     ===========
     Income taxes                                                                        111,000         375,000
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