Form 10-Q
period 1999-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1999-08-16
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

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

                                                          |X|  Yes        |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

                Class                      Outstanding June 30, 1999
                -----                      -------------------------

    Common Stock, $0.001 Par Value             11,466,358 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                             PAGE NUMBER
                                                                                             -----------

PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of June 30, 1999 and December 31, 1998.....................................      3
         Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods ended June 30, 1999 and June 30, 1998.......      4
         Condensed Consolidated Statements of Cash Flows for the
              Six Month Periods ended June 30, 1999 and June 30, 1998.......................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     13

PART II. OTHER INFORMATION..................................................................     13

Item 1.  Legal Proceedings..................................................................     13

Item 2.  Changes in Securities..............................................................     13

Item 3.  Defaults upon Senior Securities....................................................     13

Item 4.  Submission of Matters to a Vote of Security Holders................................     13

Item 5.  Other Information..................................................................     14

Item 6.  Exhibits and Reports on Form 8-K...................................................     14

SIGNATURES..................................................................................     15

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                1999            1998
                                                                ----            ----
ASSETS

Current assets:
     Cash and cash equivalents                              $ 16,342,000   $ 11,682,000
     Short-term investments                                   14,154,000     11,138,000
     Accounts receivable, net                                 34,135,000     37,415,000
     Inventories                                              11,432,000     11,229,000
     Other current assets                                      1,828,000      1,676,000
                                                            ------------   ------------
         Total current assets                                 77,891,000     73,140,000
                                                            ------------   ------------


Property and equipment, at cost, net                          23,727,000     22,312,000

Deferred income taxes                                          3,504,000      2,976,000

Other assets, principally goodwill, net                      127,038,000    128,916,000
                                                            ------------   ------------

                                                            $232,160,000   $227,344,000
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                 $    216,000   $    216,000
     Accounts payable                                         25,305,000     30,939,000
     Accrued liabilities                                       6,367,000      6,097,000
     Income taxes                                              1,715,000        582,000
                                                            ------------   ------------
         Total current liabilities                            33,603,000     37,834,000
                                                            ------------   ------------

Long-term debt, excluding current installments                20,053,000     20,116,000
Accumulated postretirement benefits obligation                 3,345,000      3,485,000
Deferred income taxes                                          7,892,000      7,154,000
                                                            ------------   ------------

         Total liabilities                                    64,893,000     68,589,000
                                                            ------------   ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                          -              -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,466,358 and 11,327,169 shares as of June 30,
     1999 and December 31, 1998, respectively                     11,000         11,000
Additional paid-in capital                                   133,571,000    132,171,000
Retained earnings                                             33,685,000     26,573,000
                                                            ------------   ------------

         Total shareholders' equity                          167,267,000    158,755,000
                                                            ------------   ------------

                                                            $232,160,000   $227,344,000
                                                            ============   ============

See accompanying notes to condensed consolidated financial statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Month Periods               Six Month Periods
                                                             Ended June 30,                    Ended June 30,
                                                             --------------                    --------------
                                                              (Unaudited)                       (Unaudited)

                                                          1999             1998             1999             1998
                                                          ----             ----             ----             ----
Net Sales:
     Vehicle sales                                  $  54,411,000    $  51,894,000    $ 105,669,000    $  99,063,000
     Fee income                                        28,120,000       23,506,000       56,740,000       44,895,000
                                                    -------------    -------------    -------------    -------------
                                                       82,531,000       75,400,000      162,409,000      143,958,000
Cost and expenses:
     Cost of sales                                     59,836,000       56,375,000      119,777,000      108,466,000
     Direct operating expenses                         14,199,000       13,132,000       27,823,000       25,129,000
     Amortization of acquisition costs                    949,000          954,000        1,899,000        1,898,000
     Special charges                                            -                -                -        1,564,000
                                                    -------------    -------------    -------------    -------------

         Earnings from operations                       7,547,000        4,939,000       12,910,000        6,901,000

Other (income)expense:
     Interest expense                                     493,000          537,000          987,000        1,064,000
     Interest (income)                                   (326,000)        (222,000)        (551,000)        (396,000)
                                                    -------------    -------------    -------------    -------------

         Earnings before income taxes                   7,380,000        4,624,000       12,474,000        6,233,000

Income taxes                                            3,123,000        2,127,000        5,364,000        2,867,000
                                                    -------------    -------------    -------------    -------------

         Net earnings                               $   4,257,000    $   2,497,000    $   7,110,000    $   3,366,000
                                                    =============    =============    =============    =============

Earnings per share:
     Basic                                          $         .37    $         .22    $         .62    $         .30
                                                    =============    =============    =============    =============
     Diluted                                        $         .37    $         .22    $         .62    $         .30
                                                    =============    =============    =============    =============

Weighted average shares outstanding:
     Basic                                             11,421,000       11,312,000       11,381,000       11,309,000
     Effect of diluted securities - stock options         179,000          147,000          114,000          100,000
                                                    -------------    -------------    -------------    -------------
     Diluted                                           11,600,000       11,459,000       11,495,000       11,409,000
                                                    =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Month Periods
                                                                                         Ended June 30,
                                                                                     --------------------
                                                                                     1999            1998
                                                                                     ----            ----
Cash flows from operating activities:
Net earnings                                                                    $  7,110,000    $  3,366,000
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                 4,484,000       4,292,000
     (Gain) loss on disposal of fixed assets                                         (47,000)         59,000
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Short-term investments                                                     (3,016,000)     (6,856,000)
       Accounts receivable, net                                                    3,280,000      (2,443,000)
       Inventories                                                                  (203,000)     (1,753,000)
       Other current assets                                                         (152,000)        413,000
       Other assets                                                                  (21,000)         54,000
     Increase (decrease) in:
       Accounts payable                                                           (5,634,000)     (3,588,000)
       Accrued liabilities                                                           270,000        (371,000)
       Income taxes payable                                                        1,343,000       1,381,000
                                                                                ------------    ------------
         Total adjustments                                                           304,000      (8,812,000)
                                                                                ------------    ------------

     Net cash provided by operating activities                                     7,414,000      (5,446,000)
                                                                                ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                           (4,021,000)     (2,810,000)
   Proceeds from disposal of fixed assets                                             70,000               -
   Payments made in connection with acquired companies,
     net of cash acquired                                                                  -      (1,806,000)
                                                                                ------------    ------------

     Net cash used in investing activities                                        (3,951,000)     (4,616,000)
                                                                                ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                          1,400,000         200,000
   Principal payments of long-term debt                                             (203,000)     (2,064,000)
                                                                                ------------    ------------

Net cash used in financing activities                                              1,197,000      (1,864,000)
                                                                                ------------    ------------

Net increase (decrease) in cash                                                    4,660,000     (11,926,000)

Cash and cash equivalents at beginning of period                                  11,682,000      25,972,000
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $ 16,342,000    $ 14,046,000
                                                                                ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                   $    860,000    $    929,000
                                                                                ============    ============
     Income taxes                                                               $  4,121,000    $  1,487,000
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

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998

2.     INCOME TAXES

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

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 50 locations as of June 30, 1999. In February of 1998, the Company acquired Auto Disposal Company. ADC operated two pools in Alabama.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

              Net sales of the Company increased to $82,531,000 for the three months ended June 30, 1999, from $75,400,000 for the same three month period in 1998. Unit volume increased 8%, compared to the same period in 1998. The unit volume increase was the result of the Company's increased sales efforts and generally favorable market conditions. Gross profit increased 19% to $22,695,000 for the three months ended June 30, 1999, from $19,025,000 for the same period in 1998. Gross profit per unit of $183 for the three months ended June 30, 1999 was 11% higher than for the comparable period of 1998. The increase in gross profit per unit has been primarily the result of the implementation and faster than expected rollout of the Company's gross profit enhancement initiatives, including the conversion of fixed-fee consignment and purchase agreement contract types to the generally more profitable percent of sale contract type and the Company's focus on increasing the number and variety of vehicle enhancement services. Approximately 15% of vehicles sold in the second quarter of 1999 were sold under the percent of sale method versus 9% for the same period last year. The purchase agreement sales method of processing accounted for 29% of total volume, compared with 31% for the same period in 1998.

              Direct operating expenses increased to $14,199,000 for the three months ended June 30, 1999, from $13,132,000 for the same period in 1998. Direct operating expenses per unit increased to $115 for the three months ended June 30, 1999, as compared to $114 for the same period in 1998. The increase reflects higher earned management incentives due to the improved earnings as well as increased salary and labor costs largely associated with the increased volume.

              Amortization of acquisition costs decreased to $949,000 for the three months ended June 30, 1999 from $954,000 for the comparable period in 1998.

              Interest expense decreased to $493,000 for the three months ended June 30, 1999, from $537,000 for the same period in 1998. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of several notes payable to sellers related to certain acquisitions. Interest income increased to $326,000 for the three month period ended June 30, 1999, from $222,000 for the comparable period in 1998.

              Income taxes increased to $3,123,000 for the three months ended June 30, 1999, from $2,127,000 for the comparable period in 1998. This increase is the result of the increase in earnings, offset by a decrease in the Company's effective tax rate from 46% in 1998 to an anticipated 43% for the full fiscal year of 1999. The second quarter income tax provision included a retroactive application of the new lower 1999 effective rate. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $4,257,000 for the three months ended June 30, 1999, a 70% increase from $2,497,000 for the comparable period in 1998.


Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

              Net sales of the Company increased to $162,409,000 for the six months ended June 30, 1999, from $143,958,000 for the same six month period in 1998, a 13% increase. This is the result of an increase in the number of units sold, as compared to the same period in 1998, and increased fee revenues primarily in buyer fees.

              Unit volume for the six months ended June 30, 1999 increased 9%, as compared to the same period in 1998. The increase was the result of more units being available for sale due to strong vehicle assignments taken in the fourth quarter of 1998 and early in the first quarter of 1999. The vehicle assignments reflect an increase in same store sales due in part to severe winter storms in select areas of the country and an increase in the charity business.

              The purchase agreement sales method of processing accounted for 29% of total volume, down 2% from the same period in 1998. The percent of sale agreement sales method of processing accounted for 15% of total volume, up 7% from the same period in 1998. The Company continues to focus on converting fixed fee consignment and purchase agreement contract types to the generally more profitable percent of sale contract type.

              Gross profit increased 20% to $42,632,000 for the six months ended June 30, 1999, from $35,492,000 for the same period in 1998. Gross profit per unit of $171 for the six months ended June 30, 1999 was 11% higher than for the comparable period of 1998. The increase in gross profit per unit is the result of the quicker than anticipated implementation of several gross profit enhancement initiatives and a continued focus on price management. A key emphasis of the gross profit enhancement initiatives has been on increasing the number and variety of vehicle enhancement services which increase fee revenue and the value of auctioned vehicles, both of which improve the Company's gross profit per unit. The price management initiative includes an ongoing evaluation of the Company's services and corresponding fee structures to insure the Company's service offerings are properly valued in the market place.

              Direct operating expenses increased to $27,823,000 for the six months ended June 30, 1999, from $25,129,000 for the same period in 1998. Direct operating expenses per unit increased to $111 for the six months ended June 30, 1999, as compared to $109 for the same period in 1998. The increase is the result of higher earned management incentives, increased facility related costs and a general increase in operating expenses.

              Amortization of acquisition costs associated with acquisitions increased to $1,899,000 for the six months ended June 30, 1999 from $1,898,000 for the comparable period in 1998.

              Interest expense decreased to $987,000 for the six months ended June 30, 1999, from $1,064,000 for the same period in 1998. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment of several notes payable to sellers related to certain acquisitions. Interest income increased to $551,000 for the six month period ended June 30, 1999, from $396,000 for the comparable period in 1998. The increase is the result of an increase in cash and short term investments.

              Income taxes increased to $5,364,000 for the six months ended June 30, 1999, from $2,867,000 for the comparable period in 1998. This increase is the result of the increase in earnings. The Company's effective tax rate for the six months ended June 30, 1999 was 43% versus 46% for the comparable period in 1998. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $7,110,000 for the six months ended June 30, 1999, a 69% increase from $4,211,000, before special charges, for the comparable period in 1998.


FINANCIAL CONDITION AND LIQUIDITY

              At June 30, 1999, the Company had current assets of $77,891,000, including $16,342,000 of cash and cash equivalents and $14,154,000 of short-term investments. Current liabilities were $33,603,000. The Company had working capital of $44,288,000 at June 30, 1999, an $8,982,000 increase from December 31, 1998.

              At June 30, 1999, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,345,000 and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding on the Revolving Line of Credit Facility at June 30, 1999.

              Capital expenditures were approximately $4,021,000 for the six months ended June 30, 1999. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

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

RECENT DEVELOPMENTS

              The Company undertook an initiative, ("the Project"), in mid 1997, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. The Project team is being lead by the Company's Vice President and Chief Information Officer. The scope of the Project includes both IT based systems and non IT systems. Modifications required to bring the Company's IT systems into Year 2000 compliance were identified by the Project team. Based on work completed by the Project team, the Company does not believe its non-IT system Year 2000 compliance issues represent a significant risk to the Company.

              The required modifications to the Company's standard transaction processing system ("ESPS") have been completed. Based on the findings of the Project team and the successful implementation of these required modifications, the Company believes this system is Year 2000 compliant in all material respects. The Company will continue Y2K testing of ESPS during the third quarter
- both alone and in conjunction with EDI trading partners. However, certain of the Company's operations have yet to be converted from non-Year 2000 compliant legacy systems currently in use to ESPS. These operations are scheduled for conversion by November, 1999, although no assurances can be given the conversion will be completed on schedule. Failure to convert these operations on a timely basis could have a material adverse effect on the Company's financial position or results of operations.

              The Company may be impacted by the effect the Year 2000 issue has on the ability of the Company's Insurance customers to process automobile claims and state departments of motor vehicles ("DMV's") to process titles on a timely basis. Any delay in the timely processing of automobile claims that significantly reduces the number of units the Company has available for sale would have a material adverse affect on the Company's financial position or results of operations. In addition, the Company relies on state DMV's to timely process titles to vehicles. Because the Company must generally obtain title prior to selling a vehicle, a significant delay in title processing would impact the Company's ability to sell vehicles from inventory and have a material adverse effect on the Company's financial position or results of operations.

              The Company has been, and will continue to be, in communication with its principal insurance customers and the DMV's with regard to their Year 2000 readiness. None of the responses received to date suggests there will be any interruption in their operations which would have a material adverse impact on the Company although there can be no assurances given in this regard. Contingency plans will continue to be developed during the third quarter of 1999.

              The cost to the Company of dealing with the Year 2000 issue is not expected to be material. Although a portion of the IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe the IT projects or operations have been or will be adversely affected. Costs of review, analysis and corrective action are expected to total less than $100,000.



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

              Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1998, vehicles supplied by the Company's six largest suppliers accounted for approximately 44% of the Company's unit sales. The largest suppliers, State Farm Insurance, Allstate Insurance ("Allstate"), and Farmers Insurance, each accounted for approximately 17%, 14%, and 13%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

              Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACV's, on which the Company's costs are based, reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices. Further increases in ACV's or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV's that are not accompanied by a comparable increase in sales price. The Company has renegotiated or terminated all significant purchase agreement contracts not conforming to the Company's standards for this type of agreement.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The Company had approximately $14,154,000 of short-term investments as of June 30, 1999. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3% to 7%. The Company's short-term investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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


ITEM 1.  LEGAL PROCEEDINGS.  INAPPLICABLE

ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.



              At the Annual Meeting of Shareholders of the Company held June 16, 1999, the shareholders (i) elected nine directors to serve on the Company's Board of Directors, and (ii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 1999. Shareholders holding 10,342,852 shares of Common Stock, representing 91.0% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

The vote for nominated directors was as follows:

         Director                    Votes for          Votes Withheld
         --------                    ---------          --------------

         Thomas J. O'Malia           10,677,591            11,561
         Christopher G. Knowles      10,677,100            12,052
         Maurice A. Cocca            10,678,841            10,311
         Susan B. Gould              10,677,591            11,561
         Peter H. Kamin              10,678,841            10,311
         Melvin R. Martin            10,677,591            11,561
         Joseph F. Mazzella          10,678,841            10,311
         Glen E. Tullman             10,678,841            10,311
         John K. Wilcox              10,677,591            11,561


The vote for ratifying the appointment of KPMG LLP was as follows:
For: 10,683,157; Against: 2,010; and Withheld: 3,985.


ITEM 5.  OTHER INFORMATION.  INAPPLICABLE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              10.1 Employment Agreement, dated June 3, 1999, by and between Registrant and Christopher G. Knowles.

              10.2 First Amendment to the Employment Agreement, effective June 3, 1999 by and between Registrant and Christopher G. Knowles.

              10.3 Separation Agreement, dated June 14, 1999, by and between Registrant and Linda C. Larrabee.

              27.1  Financial Data Schedule

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during fiscal quarter ending June 30, 1999.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INSURANCE AUTO AUCTIONS, INC.




Date: August 16, 1999            By:    /s/ Stephen L. Green
      ---------------               -------------------------------------------
                                 Name:  Stephen L. Green
                                 Title: Vice President - Finance,
                                        Chief Financial Officer

                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.
-----------

10.1 Employment Agreement, dated June 3, 1999, by and between Registrant and Christopher G. Knowles.

10.2 First Amendment to the Employment Agreement, effective June 3, 1999 by and between Registrant and Christopher G. Knowles.

10.3 Separation Agreement, dated June 14, 1999, by and between Registrant and Linda C. Larrabee.

27.1          Financial Data Schedule