Form 10-Q
period 1999-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 1999-11-15
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                         Commission File Number: 0-19594
                                                 -------

                          INSURANCE AUTO AUCTIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


Illinois                                                             95-3790111
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999:

         Class                                    Outstanding September 30, 1999
------------------------------                    ------------------------------
Common Stock, $0.001 Par Value                         11,568,300 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.


                                                                                               PAGE NUMBER
                                                                                               -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998................................      3
         Condensed Consolidated Statements of Operations for the
              Three Month and Nine Month Periods ended
              September 30, 1999 and September 30, 1998.....................................      4
         Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods ended September 30, 1999 and September 30, 1998............      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     13

PART II.  OTHER INFORMATION.................................................................     13

Item 1.  Legal Proceedings..................................................................     13

Item 2.  Changes in Securities..............................................................     13

Item 3.  Defaults upon Senior Securities....................................................     13

Item 4.  Submission of Matters to a Vote of Security Holders................................     13

Item 5.  Other Information..................................................................     13

Item 6.  Exhibits and Reports on Form 8-K...................................................     13

SIGNATURES..................................................................................     14

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                          1999           1998
                                                                      ------------   ------------
                                                                      (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                        $ 13,777,000   $ 11,682,000
     Short-term investments                                             19,718,000     11,138,000
     Accounts receivable, net                                           35,619,000     37,415,000
     Inventories                                                        12,263,000     11,229,000
     Other current assets                                                2,263,000      1,676,000
                                                                      ------------   ------------
            Total current assets                                        83,640,000     73,140,000
                                                                      ------------   ------------

Property and equipment, at cost, net                                    24,292,000     22,312,000

Deferred income taxes                                                    3,637,000      2,976,000

Other assets, principally goodwill, net                                126,074,000    128,916,000
                                                                      ------------   ------------

                                                                      $237,643,000   $227,344,000
                                                                      ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                           $    216,000   $    216,000
     Accounts payable                                                   27,756,000     30,939,000
     Accrued liabilities                                                 6,118,000      6,097,000
     Income taxes                                                          692,000        582,000
                                                                      ------------   ------------
         Total current liabilities                                      34,782,000     37,834,000
                                                                      ------------   ------------

Long-term debt, excluding current installments                          20,020,000     20,116,000
Accumulated postretirement benefits obligation                           3,261,000      3,485,000
Deferred income taxes                                                    8,260,000      7,154,000
                                                                      ------------   ------------

         Total liabilities                                              66,323,000     68,589,000
                                                                      ------------   ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                                 --             --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,568,300 and 11,320,419 shares as of September 30,
     1999 and December 31, 1998, respectively                               12,000         11,000
Additional paid-in capital                                             134,439,000    132,171,000
Retained earnings                                                       36,869,000     26,573,000
                                                                      ------------   ------------

         Total shareholders' equity                                    171,320,000    158,755,000
                                                                      ------------   ------------

                                                                      $237,643,000   $227,344,000
                                                                      ============   ============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             THREE MONTH PERIODS                NINE MONTH PERIODS
                                             ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                         ------------------------------    ------------------------------
                                               (Unaudited)                        (Unaudited)
                                              1999             1998             1999              1998
                                         -------------    -------------    -------------    -------------
Net Sales:
     Vehicle sales                       $  49,562,000    $  45,726,000    $ 155,231,000    $ 144,789,000
     Fee income                             27,452,000       24,321,000       84,192,000       69,216,000
                                         -------------    -------------    -------------    -------------
                                            77,014,000       70,047,000      239,423,000      214,005,000
Cost and expenses:
     Cost of sales                          56,465,000       53,265,000      176,242,000      161,731,000
     Direct operating expenses              14,195,000       12,650,000       42,018,000       37,779,000
     Amortization of acquisition costs         949,000          935,000        2,848,000        2,833,000
     Special charges                              --               --                 --        1,564,000
                                         -------------    -------------    -------------    -------------

         Earnings from operations            5,405,000        3,197,000       18,315,000       10,098,000

Other (income) expense:
     Interest expense                          492,000          496,000        1,479,000        1,560,000
     Interest (income)                        (365,000)        (193,000)        (916,000)        (589,000)
                                         -------------    -------------    -------------    -------------

         Earnings before income taxes        5,278,000        2,894,000       17,752,000        9,127,000

Income taxes                                 2,092,000        1,331,000        7,456,000        4,198,000
                                         -------------    -------------    -------------    -------------

         Net earnings                    $   3,186,000    $   1,563,000    $  10,296,000    $   4,929,000
                                         =============    =============    =============    =============

Earnings per share:
     Basic                               $         .28    $         .14    $          90    $         .44
                                         =============    =============    =============    =============
     Diluted                             $         .27    $         .14    $          89    $         .43
                                         =============    =============    =============    =============

Weighted average shares outstanding:
     Basic                                  11,530,000       11,320,000       11,432,000       11,313,000
                                         =============    =============    =============    =============
     Diluted                                11,830,000       11,474,000       11,605,000       11,432,000
                                         =============    =============    =============    =============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        NINE MONTH PERIODS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    ------------    ------------
Cash flows from operating activities:
Net earnings                                                                        $ 10,296,000    $  4,929,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                     6,791,000       6,539,000
     (Gain) loss on disposal of fixed assets                                             (79,000)         79,000
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Short-term investments                                                         (8,580,000)     (9,595,000)
       Accounts receivable, net                                                        1,796,000      (5,042,000)
       Inventories                                                                    (1,034,000)      1,606,000
       Other current assets                                                             (587,000)        106,000
       Other assets                                                                       (6,000)         56,000
     Increase (decrease) in:
       Accounts payable                                                               (3,183,000)     (3,981,000)
       Accrued liabilities                                                                21,000      (1,852,000)
       Income taxes payable                                                              555,000         711,000
                                                                                    ------------    ------------
         Total adjustments                                                            (4,306,000)    (11,373,000)
                                                                                    ------------    ------------

     Net cash provided by (used in) operating activities                               5,990,000      (6,444,000)
                                                                                    ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                               (5,951,000)     (4,339,000)
   Proceeds from disposal of fixed assets                                                107,000          22,000
   Payments made in connection with acquired companies,
     net of cash acquired                                                                     --      (1,806,000)
                                                                                    ------------    ------------
     Net cash used in investing activities                                            (5,844,000)     (6,123,000)
                                                                                    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                              2,269,000         282,000
   Principal payments of long-term debt                                                 (320,000)     (2,180,000)
                                                                                    ------------    ------------

Net cash provided by (used in) financing activities                                    1,949,000      (1,898,000)
                                                                                    ------------    ------------

Net increase (decrease) in cash                                                        2,095,000     (14,465,000)

Cash and cash equivalents at beginning of period                                      11,682,000      25,972,000
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $ 13,777,000    $ 11,507,000
                                                                                    ============    ============

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                       $  1,720,000    $  1,793,000
                                                                                    ============    ============
     Income taxes                                                                   $  7,001,000    $  3,500,000
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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include but are not limited to those discussed in the Company's annual report, Form 10-K for the fiscal year ended December 31, 1998, or subsequent quarterly reports. Among these risks are legislative acts, changes in the market value of salvage, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.

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

              Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle, pursuant to a purchase agreement. ACV's are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Because the Company's purchase price is fixed by contract, changes in ACV's or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. However, if increases in used car prices and ACV's are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. To mitigate these risks, the Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 50 locations as of September 30, 1999. In February of 1998, the Company acquired Auto Disposal Company. ADC operated two pools in Alabama.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

              Net sales of the Company increased to $77,014,000 for the three months ended September 30, 1999, from $70,047,000 for the same three month period in 1998. Unit volume increased 3%, compared to the same period in 1998.

              Gross profit increased 22% to $20,549,000 for the three months ended September 30, 1999, from $16,782,000 for the same period in 1998. Gross profit per unit of $173 for the three months ended September 30, 1999 was 18% higher than for the comparable period of 1998. The increase in gross profit per unit has been primarily the result of (i) the implementation and faster than expected rollout of the

Company's gross profit enhancement initiatives, including the conversion of fixed-fee consignment contracts to the generally more profitable percent of sale contract type, and (ii) the Company's focus on increasing the number and variety of vehicle enhancement services. Approximately 18% of vehicles sold in the third quarter of 1999 were sold under the percent of sale method versus 10% for the same period last year. The purchase agreement sales method of processing accounted for 28% of total volume, compared with 30% for the same period in 1998.

              Direct operating expenses increased to $14,195,000 for the three months ended September 30, 1999, from $12,650,000 for the same period in 1998. Direct operating expenses per unit increased to $119 for the three months ended September 30, 1999, as compared to $110 for the same period in 1998. The increase reflects higher earned management incentives due to the improved earnings as well as increased salary and labor costs largely associated with the increased number of vehicle enhancement services.

              Interest expense decreased to $492,000 for the three months ended September 30, 1999, from $496,000 for the same period in 1998. Interest income increased to $365,000 for the three month period ended September 30, 1999, from $193,000 for the comparable period in 1998 reflecting higher levels of cash equivalents and short-term investments due to strong cash flow from operations in 1999.

              Income taxes increased to $2,092,000 for the three months ended September 30, 1999, from $1,331,000 for the comparable period in 1998. This increase is the result of the increase in earnings, offset by a decrease in the Company's effective tax rate from 46% in 1998 to an anticipated 42% for the full fiscal year of 1999. The third quarter income tax provision included a retroactive application of the new lower 1999 effective rate. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $3,186,000 for the three months ended September 30, 1999, a 104% increase from $1,563,000 for the comparable period in 1998.


Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

              Net sales of the Company increased to $239,423,000 for the nine months ended September 30, 1999, from $214,005,000 for the same nine month period in 1998, a 12% increase. This is the result of an increase in the number of units sold, as compared to the same period in 1998, and increased fee revenues including increased buyer fees and the continued roll out of our profitability enhancement initiatives.

              Unit volume for the nine months ended September 30, 1999 increased 7%, as compared to the same period in 1998. The increase was the result of more units being available for sale due to strong vehicle assignments taken in the fourth quarter of 1998 and early in the first quarter of 1999. The vehicle assignments reflect an increase in same store sales due in part to severe winter storms in select areas of the country and an increase in the charity business. Flooding in certain east coast markets during September is expected to have a slight favorable impact on units sold during the fourth quarter.

              The purchase agreement sales method of processing accounted for 29% of total volume, down from 30% for the same period in 1998. The percent of sale agreement sales method of processing accounted for 16% of total volume, up 7 percentage points from the same period in 1998. The Company continues to focus on converting fixed fee consignment contracts to the generally more profitable percent of sale contract type.

              Gross profit increased 21% to $63,181,000 for the nine months ended September 30, 1999, from $52,274,000 for the same period in 1998. Gross profit per unit of $171 for the nine months ended September 30, 1999 was 13% higher than for the comparable period of 1998. The increase in gross profit per unit is the result of the quicker than anticipated implementation of several gross profit enhancement initiatives and a continued focus on price management. A key emphasis of the gross profit enhancement initiatives has been on increasing the number and variety of vehicle enhancement services which increase fee revenue and the value of auctioned vehicles, both of which improve the Company's gross profit per unit. The price management initiative includes an ongoing evaluation of the Company's services and corresponding fee structures to ensure the Company's service offerings are properly valued in the market place.

              Direct operating expenses increased to $42,018,000 for the nine months ended September 30, 1999, from $37,779,000 for the same period in 1998. Direct operating expenses per unit increased to $114 for the nine months ended September 30, 1999, as compared to $110 for the same period in 1998. The increase is the result of higher earned management incentives, increased facility related costs and a general increase in operating expenses due to increased vehicle enhancement services.

              Interest expense decreased to $1,479,000 for the nine months ended September 30, 1999, from $1,560,000 for the same period in 1998. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment in 1998 of several notes payable to sellers related to certain acquisitions. Interest income increased to $916,000 for the nine month period ended September 30, 1999, from $589,000 for the comparable period in 1998. The increase is the result of an increase in cash equivalents and short-term investments.

              Income taxes increased to $7,456,000 for the nine months ended September 30, 1999, from $4,198,000 for the comparable period in 1998. This increase is the result of the increase in earnings. The Company's effective tax rate for the nine months ended September 30, 1999 was 42% versus 46% for the comparable period in 1998. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $10,296,000 for the nine months ended September 30, 1999, a 78% increase from $5,774,000, before special charges, for the comparable period in 1998.


FINANCIAL CONDITION AND LIQUIDITY

              At September 30, 1999, the Company had current assets of $83,640,000, including $13,777,000 of cash and cash equivalents and $19,718,000 of short-term investments. Current liabilities were $34,782,000. The Company had working capital of $48,858,000 at September 30, 1999, a $13,552,000 increase from December 31, 1998.

              At September 30, 1999, the Company's indebtedness consisted mostly of 8.6% Senior Notes approximating $20,000,000, a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,261,000 and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding on the Revolving Line of Credit Facility at September 30, 1999.

              Capital expenditures were approximately $5,951,000 for the nine months ended September 30, 1999. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

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

              The required modifications to the Company's standard transaction processing system ("ESPS") have been completed. Based on the findings of the Project team and the successful implementation of these required modifications, the Company believes this system is Year 2000 compliant in all material respects. In addition, the required Year 2000 modifications to the only remaining legacy transaction processing system have been completed. The changes will be implemented in the fourth quarter of 1999. Failure to implement the required changes to the legacy system on a timely basis could have a material adverse effect on the Company's financial position or results of operations.

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

              The Company has been, and will continue to be, in communication with its principal insurance customers and the DMV's with regard to their Year 2000 readiness. None of the responses received to date suggests there will be any interruption in their operations which would have a material adverse impact on the Company, although there can be no assurances given in this regard. Contingency plans will continue to be developed during the fourth quarter of 1999.

              The cost to the Company of dealing with the Year 2000 issue is not expected to be material. Although a portion of the IT personnel and related management has been and will be employed in evaluating the problem, taking corrective actions and preparing contingency plans, the Company does not believe the IT projects or operations have been or will be adversely affected. Costs of review, analysis and corrective action are expected to total less than $250,000.


FACTORS THAT MAY AFFECT FUTURE RESULTS

              The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

              Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in Actual Cash Values ("ACV's") of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time; changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles that tend to have the higher salvage values. Additionally, in the last few years there has been a declining trend in theft occurrences.

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

              Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACV's, on which the Company's costs are based, reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices. Further increases in ACV's or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's business, operating results and financial condition. To mitigate these risks, the Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV's that are not accompanied by a comparable increase in sales price.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The Company had approximately $19,718,000 of short-term investments as of September 30, 1999. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.3% to 5.5%. The Company's short-term investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  INAPPLICABLE

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              27.1  Financial Data Schedule

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ending September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INSURANCE AUTO AUCTIONS, INC.




Date: November 15, 1999                     By:      /s/ Stephen L. Green
      -----------------                        ---------------------------------
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