Form 10-K
period 1999-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 2000-03-30
CIK 880026

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                    ILLINOIS
                          (State or other jurisdiction
                       of incorporation or organization)
                                   95-3790111
                                (I.R.S. Employer
                             Identification Number)

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq Stock Market(R) on March 20, 2000) held by non-affiliates of the Registrant as of March 20, 2000 was approximately $71,565,000. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 20, 2000, the Registrant had outstanding 11,586,648 shares of Common Stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are legislative acts, changes in the market value of salvage, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.

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

     The Company processes salvage vehicles under three methods: purchase agreement, fixed fee consignment and percentage of sale consignment. Under the purchase agreement method, IAA generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by contract with the insurance company supplier and then resells these vehicles for IAA's own account at IAA auctions. Under the fixed fee consignment and percentage of sale consignment methods, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

     Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations, resulting in a network of 50 salvage pools in 22 states as of December 31, 1999. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee and percentage of sale consignment arrangements. In 1999, approximately 56% of the vehicles processed by IAA were sold under the fixed fee consignment method, 16% were sold under the percentage of sale consignment method, and 28% were sold under the purchase agreement method.

     The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 1999, vehicles supplied by the Company's three largest suppliers accounted for approximately 43% of the Company's unit sales. The aggregate number of vehicles supplied in 1999 by the Company's three largest suppliers increased from 1998. However, due to a significant increase in vehicles supplied by other customers, the percent of total units sold for the Company's three largest customers decreased. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate Insurance ("Allstate"), each accounted for approximately 16%, 14%, and 13% respectively, of the Company's 1999 unit sales.

HISTORY

     The Company was organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. ("LAAS"). In January 1990, all the outstanding capital stock of LAAS was acquired in a leveraged buyout and, in October 1991, LAAS changed its name to Insurance Auto Auctions, Inc. The Company completed its initial public offering in November 1991 and its common stock is traded on the Nasdaq Stock Market under the symbol IAAI. In 1997, the Company reincorporated in the state of Illinois.

IAA PERCENTAGE OF SALE CONSIGNMENT METHOD

     Under the Percentage of Sale consignment method, the insurance company receives a negotiated percentage of the vehicle-selling price. With this method of sale, the Company acts as an agent for the insurance company. As agent, the Company arranges for the salvage vehicle to be towed to its facility and processes the car for sale. The percentage of sale consignment method provides suppliers with potentially greater upside since IAA's fees are tied to selling prices and IAA has, thus, more incentive to invest in improvements to salvage vehicles to maximize sales prices. The Company offers two types of percentage of sale agreements. The Percentage Plan is a straight percentage of sale agreement that includes vehicle enhancements as part of the selling price-based fee. The Percentage-Plus Plan offers a lower percentage of sale fee combined with discounted pricing for enhancement services. Approximately 16% and 9% of the vehicles processed by the Company were sold under the percentage of sale consignment method in 1999 and 1998, respectively. The Company, in 1998, designated the percentage of sale consignment method its preferred type of salvage provider agreement. Accordingly, the Company expects the percent of vehicles sold under this type of contract to total vehicles sold to increase.

IAA PURCHASE AGREEMENT METHOD

     Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. IAA then works to enhance the value of purchased vehicles in the selling process and assumes the risk of market price variation for vehicles so processed. Under the purchase agreement method, insurance companies may outsource much of the salvage administration workload and this potentially reduces their expenses accordingly. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV"), depending on the vehicle's age and certain other conditions including whether the vehicle is a total loss or recovered theft vehicle. The Company's revenue from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. In 1999 and 1998 respectively, approximately 28% and 30% of the units processed by IAA were processed through the purchase agreement method of sale.

IAA FIXED FEE CONSIGNMENT SALE METHOD

     Approximately 56% of the Company's vehicles for the year ended December 31, 1999 were sold on the fixed fee consignment method of sale, compared with 61% in 1998. As under the percentage of sale consignment method, the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. Under this method of disposal, the Company charges fees to the insurance company supplier, typically including a towing fee, a title processing fee and a storage and salvage sales fee. Since the Company does not own the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.

SERVICES PROVIDED TO ALL SUPPLIERS

     The process of salvage disposition through the IAA system commences at the time of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or through the Company's on-line electronic DataLink(R) system. DataLink(R) is the Company's proprietary computer order processing system that enables insurance company suppliers to access their data electronically and to retrieve information on a vehicle at any time during the claims adjustment and disposal process.

     The Company's FastTow(R) service also provides towing services which guarantee that vehicles will be delivered to a Company branch storage facility, usually within one to two business days of assignment within a designated service area. In retrieving a vehicle, the FastTow(R) service will also advance, on behalf of the supplier, any storage and towing charges incurred when the vehicle was initially towed from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by the Company, the towing subcontractor generally will pay the charges at time of vehicle pick up and deliver the vehicle to the predetermined Company auction and storage facility. The rapid retrieval time and review of advance charges are also intended to increase the insurance company's net return on salvage.

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

     After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by IAA. For most vehicles stored on our facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds and decreasing the suppliers' administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle. The Company holds auctions every week or bi-weekly in all of its locations. The auction is either live or sealed bid. Auction lists can be viewed on-line on the Company's Internet website where buyers can review all vehicles at a location or search for specific vehicles.

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

OTHER SERVICES

     IAA's BidFast(R) service provides insurers with a binding bid for a salvage vehicle which historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many state department of insurance regulations.

     IAA also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(R) services helps insurance companies by ensuring that severely damaged or stripped "high profile" cars are crushed to prevent their vehicle identification numbers ("VINs") from being used in auto theft. IAA also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process. IAA has also continued its support for consumer protection laws calling for the nationwide mandatory use of salvage certificates for salvage vehicles.

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

     The Company also offers, through its Specialty Salvage Division, salvage services for specialty vehicles, such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers offers insurance companies the opportunity for better returns on units that typically do not sell for as much at local salvage pools as a result of the limited number of local buyers. These vehicles can be viewed on-line through the Company's Internet website, www.iaai.com.

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

     The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements such as the percentage of sale consignment method. The Company is also promoting its Run & Drive(SM) service whereby certain salvage vehicles are driven during the auction demonstrating to buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns to both the Company and the salvage provider.

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

     In 1999, the Company introduced its new approach to total-loss appraisal in the FastTrack(R) appraisal solution. FastTrack(R) utilizes an early total-loss recognition system to identify, move and appraise probable total-loss vehicles sooner than the conventional claims process. This streamlined system generates direct cost savings on accrued shop storage and car rental expenses.

     Completed appraisals, including a condition report and an array of digital images, are electronically transmitted to a secure, password-protected Web site, providing adjusters with same-day access to the information via the Internet.

     Electronic Data Interchange and Electronic Funds Transfer, (EDI/EFT) facilitates faster, more accurate service from assignment and vehicle pickup through sale and final settlement. EDI helps minimize staff involvement, lowers error rates and diminishes administrative requirements through direct communication between IAA's system and your computer system. EDI/EFT electronically expedites the total-loss recovery process. Less manual intervention combined with faster, more accurate service quickly translates into quicker turnaround on the final settlement.

     SurePay(R) is IAA's electronic funds transfer service that improves the speed and accuracy of the billing and final settlement process by automatically depositing salvage proceeds directly into our customers' bank account.

     The IAA Auction Center at www.iaai-bid.com(SM) is an online bidding forum to preview and bid on salvage vehicles throughout the United States. It provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction.

     The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search of specific vehicles within the auction system, and special "Flood" or other catastrophe auction notification. Higher returns are driven by broader market exposure and increased competitive bidding.

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

     The Company sells the majority of its vehicles through live auctions. IAA maintains databases which currently contain information regarding nearly 20,000 registered buyers. No single buyer accounted for more than 10% of the Company's net sales in 1999. The Company generally accepts cash, money orders, cashier's checks, wire transfers, credit cards, and pre-approved checks, at the time the vehicle is picked up. Vehicles are sold "as is" and "where is." Sales notices listing the vehicles to be auctioned on a particular day at a particular location are generally mailed, faxed or available online on the Company's Internet website to the Company's buyers in advance of the auction. Such notices list the rules of the auction and details about the vehicle, including the year and make of the vehicle, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Internet site at www.iaai.com.

COMPETITION

     Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry went through a period of consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. ("Copart"). Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. The Company attempts to differentiate itself from its competition through the wide range and quality of services it provides to its insurance customers and buyers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

GOVERNMENT REGULATION

     The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of total loss and recovered theft vehicles is regulated by governmental agencies in each of the locations in which the Company operates. In many of these states, regulations require that the title of a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities. Some state and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at Company auctions. The Company is also subject to environmental regulations. The Company believes that it is in material compliance with all applicable regulatory requirements. The Company will be subject to similar types of regulations by federal, state and local governmental agencies in new markets and to new legislation in existing markets.

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

EMPLOYEES

     At December 31, 1999, the Company employed 689 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include changes in the market value of salvage vehicles, attendance at salvage auctions, delays or changes in state title processing, fluctuations in ACVs of salvage vehicles, changes in regulations governing the processing of salvage vehicles, general weather conditions and the availability and quality of salvage vehicles. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

     Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart. Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to customers. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

     Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 1999, vehicles supplied by the Company's three largest suppliers accounted for approximately 43% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 16%, 14%, and 13%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

     Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACVs on which the Company's costs are based reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices of salvage vehicles at auction. The Company has renegotiated most of its agreements with certain of these suppliers. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's, operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in ACV's that are not accompanied by a comparable increase in sales prices.

     Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in governmental regulations or interpretations of existing regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. For example, the Company believes legislation currently being considered by Congress could have a negative impact on the number of buyers attending an auction as well as increase some of the costs to those buyers. This legislation could increase governmental regulation of certain operations of the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition.

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

     Integration and Expansion of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

     Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's operating results or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. PROPERTIES.

     The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The Company moved to Schaumburg in mid 1997 to a building providing approximately 26,000 square feet of available space. The lease on the office space in Schaumburg expires in May 2004. The Company and its subsidiaries also lease approximately 44 properties in Alabama, Arizona, California, Florida, Georgia, Hawaii, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Texas, Virginia and Washington. The Company owns 6 properties located in Kansas, Massachusetts, New York and Texas. Most of these properties are used primarily for auction and storage purposes. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq Stock Market(R) under the symbol IAAI. The following table sets forth the range of high and low per share sales information, available on Nasdaq Online(SM) for each quarter of 1999 and 1998. At March 20, 2000, the Company had 193 holders of record of its Common Stock, approximately 500 beneficial owners and 11,586,648 shares outstanding.

                                                                  FISCAL 1999         FISCAL 1998
                                                                ----------------    ----------------
                                                                 HIGH      LOW       HIGH      LOW
                                                                ------    ------    ------    ------
First Quarter...............................................    $13.13    $10.00    $12.75    $ 8.38
Second Quarter..............................................     16.19     11.94     14.88     10.88
Third Quarter...............................................     19.75     14.06     14.75     10.75
Fourth Quarter..............................................     16.75     11.75     13.38     10.00

     During the past two fiscal years, the Company did not declare or pay any cash dividends on its Common Stock. The Registrant currently plans to retain all of its earnings to support the development and expansion of its business and has no present intention of paying any dividends on the Common Stock in the foreseeable future. In addition, the Registrant's credit agreements between the Registrant and its bank limit the Registrant's ability to pay cash dividends. The Board of Directors of the Registrant reviews the dividend policy periodically to determine whether the declaration of dividends is appropriate.

ITEM 6. SELECTED FINANCIAL DATA.

     The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, whose report is included herein covering the Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999. The statement of earnings for the year ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited Consolidated Financial Statements not included herein.

                                                              YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                              --------    --------    --------    --------    --------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Selected Statement of Earnings Data:
Net sales.................................    $317,391    $287,063    $259,325    $281,893    $257,996
Earnings from operations(1)...............      23,904      14,081       9,756       7,190       6,885
Net Earnings..............................      13,705       7,181       4,495       3,102       3,136
Earnings per common share(2)..............        1.18         .63         .40         .27         .27
Weighted average common shares
  outstanding(2)..........................      11,623      11,437      11,337      11,333      11,421

                                                                 AS OF DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                              --------    --------    --------    --------    --------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Selected Balance Sheet Data:
Working capital...........................    $ 38,689    $ 26,593    $ 25,708    $ 21,665    $ 12,187
Total assets..............................     248,132     227,543     224,777     226,981     219,030
Long-term debt, excluding current
  installments............................      20,180      20,315      20,246      26,670      28,973
Total shareholders' equity................     175,286     158,755     151,212     146,589     143,381

---------------

(1) Amount includes special charges of $1,564,000, $750,000, and $1,395,000 in 1998, 1997 and 1996, respectively.

(2) Earnings per share and weighted average common shares outstanding are presented on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Among these risks are legislative acts, changes in the market value of salvage, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.

OVERVIEW

     The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment, fixed fee consignment, and purchase agreement. Under the percentage of sale consignment and fixed fee sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentive to both the Company and the salvage provider to invest in vehicle enhancements thereby maximizing the vehicle selling prices. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

     Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the ACV to purchase the vehicle. ACV's are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Because the Company's purchase price is fixed by contract, changes in ACV's or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. However, if increases in used car prices and ACV's are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. To mitigate these risks, the Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

     The Company has renegotiated most of its purchase agreement contracts and seeks to renegotiate certain others. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 50 locations as of December 31, 1999.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Net sales of the Company increased to $317,391,000 for the year ended December 31, 1999, from $287,063,000 in 1998, an 11% increase. Vehicle sales revenue reflected an increase in the average selling price of cars sold under purchase agreements. Purchase agreement volume was flat when compared to 1998. Fee income increased 18% in 1999 versus 1998 reflecting increases in both volume and revenues per unit.

     Gross profit increased 19% to $83,442,000 for the year ended December 31, 1999, compared to $70,309,000 in 1998. The increase in gross profit dollars was largely due to improved gross profit on a per unit basis. The increase in gross profit per unit has been primarily the result of (i) the implementation and faster than expected rollout of the Company's gross profit enhancement initiatives, including the conversion of fixed-fee consignment contracts to the generally more profitable percent of sale contract type, and (ii) the Company's focus on increasing the number and variety of vehicle enhancement services. Approximately 16% of vehicles sold in 1999 were sold under the percent of sale method versus 8% for the same period last year. The purchase agreement sales method of processing accounted for 28% of total volume, compared with 30% for the same period in 1998.

     Direct operating expenses increased to $55,741,000 for the year ended December 31, 1999, versus $50,885,000 in 1998. The increase reflects higher labor costs associated with the increased number of vehicle enhancement services, an increase in variable costs due to the higher 1999 volume and increased facility costs.

     Interest expense decreased to $1,970,000 for the year ended December 31, 1999, from $2,055,000 in 1998. Interest income increased to $1,271,000 for the year ended December 31, 1999, from $797,000 in 1998 reflecting higher levels of cash equivalents and short-term investments due to strong cash flow from operations in 1999.

     Income taxes increased to $9,500,000 for 1999, from $5,642,000 for 1998. This increase is the result of the increase in earnings, offset by a decrease in the Company's effective tax rate from 44% in 1998 to 41% for 1999.

     The Company's net earnings were $13,705,000 for the year ended December 31, 1999, a 91% increase from $7,181,000, after special charges, for the comparable period in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales of the Company increased to $287,063,000 for the year ended December 31, 1998, from $259,325,000 in 1997, an 11% increase. Unit volume increased 8% in 1998, compared to 1997.

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

     McKinsey & Co. was retained by the Company to assist it in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included the evaluation and development of new business offerings that leverage the Company's current competencies, geographic presence and assets. The $990,000 cost of the project was recorded as a special charge in first quarter 1998.

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

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 1999, the Company had current assets of $79,572,000, including $18,886,000 of cash and cash equivalents, current liabilities of $40,883,000 and working capital of $38,689,000, a $12,096,000 increase from
December 31, 1998.

     At December 31, 1999, the Company's indebtedness included 8.6% Senior Notes approximating $20,000,000 that mature in 2002 and amounts due to the sellers related to an acquisition aggregating $103,000, with imputed interest at 7.5% and amounts due to the sellers of smaller acquisitions aggregating $212,000, which bear interest at 8.0%. The Company also has a $15,000,000 revolving credit facility. At December 31, 1999, there were no outstanding borrowings under the facility.

     Long-term liabilities also include a post-retirement benefits liability relating to the Underwriters Salvage Company acquisition of approximately $3,178,000.

     Capital expenditures were approximately $10,623,000 for the year ended December 31, 1999. These capital expenditures included upgrading and expanding the Company's facilities and management information systems. The Company currently leases most of its facilities and other properties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has approximately $18,481,000 of investments as of December 31, 1999. These investments consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.75% to 5.3%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has senior notes payable of $20,000,000 at an interest rate of 8.6%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14(a) for an index to the financial statements which are attached hereto.

     See Footnote 10 to the Financial Statements for the supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

     Set forth below is information regarding the Directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were or are selected as Directors and their ages as of March 31, 2000:

                                                                           YEAR FIRST
                                                                           ELECTED OR
DIRECTORS                                                       AGE    APPOINTED DIRECTOR
---------                                                       ---    ------------------
Thomas J. O'Malia(1)........................................     56           1993
Christopher G. Knowles......................................     57           1994
Maurice A. Cocca(1)(2)(3)...................................     56           1997
Susan B. Gould(2)...........................................     62           1991
Peter H. Kamin..............................................     38           1999
Melvin R. Martin(3).........................................     69           1992
Joseph F. Mazzella..........................................     48           1999
John K. Wilcox(1)...........................................     64           1998

---------------
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Governance Committee

     THOMAS J. O'MALIA became Chairman of the Board of the Company in December 1998. Mr. O'Malia has been a Director of the Company since September 1993. Since July 1995, Mr. O'Malia has been a Professor of Clinical Entrepreneurship and Director of the Entrepreneur Program at the University of Southern California. From April 1994 to July 1995, Mr. O'Malia was General Manager, Manufacturing Systems Division of Kronos, Incorporated ("Kronos"), a software company. From 1985 to April 1994, Mr. O'Malia was Chief Executive Officer of ShopTrac Data Collection Systems, Inc., a software company that he founded and that was merged into Kronos in April 1994.

     CHRISTOPHER G. KNOWLES became Chief Executive Officer of the Company in December 1998 and was President and Chief Operating Officer of the Company from April 1994 to March 1996. Mr. Knowles previously served as Senior Vice President, Operations East of the Company from January 1994 to April 1994. Prior to joining the Company, Mr. Knowles was Chairman and Chief Executive Officer from 1980 to 1994 of Underwriters Salvage Company, a multi-location salvage operation that the Company acquired in January 1994. Mr. Knowles has been a Director of the Company since June 1994. Mr. Knowles is also a director of Zebra Technologies Corporation, a manufacturer of bar code printers and supplies.

     MAURICE A. COCCA has been a Director of the Company since February 1997. From November 1993 to November 1995, Mr. Cocca was Managing Director of The Fisons Laboratory Supplies Division of Fisons PLC. This Division is a distributor of laboratory supplies that was later acquired by Fisher Scientific. Mr. Cocca also served on the Board of Directors of Fisons PLC from November 1993 to November 1995. From November 1993 to November 1995, Mr. Cocca served as Chairman of Curtin Matheson Scientific, a division of Fisons PLC and a supplier of diagnostic instruments, tests and related products. From 1977 to November 1995, Mr. Cocca was President of Curtin Matheson Scientific.

     SUSAN B. GOULD has been a Director of the Company since October 1991. Ms. Gould is the founder, and since 1988 has been President, of Gould & Associates, a human resources consulting firm specializing in outplacement and organizational team building.

     PETER H. KAMIN has been a Director of the Company since January 1999. Since January 1992, Mr. Kamin has been a Partner of Peak Investment, L.P. Mr. Kamin is also a director of Data Transmission Network Systems, Inc. and TFC Enterprises, Inc.

     MELVIN R. MARTIN has been a Director of the Company since January 1992. From June 1947 to January 1992, Mr. Martin was President and Chief Executive Officer of M&M Auto Storage Pool, Inc., which he founded and which sold substantially all of its assets to the Company in January 1992.

     JOSEPH F. MAZZELLA has been a Director of the Company since January 1999. In March 2000, Mr. Mazzella became a partner of Nutter McClennen & Fish, LLC, a law firm in Boston, Massachusetts. From 1980 until March 2000, Mr. Mazzella was a partner of Lane, Altman & Owens, a law firm in Boston, Massachusetts. He is a director of Alliant Techsystems, Inc. and Data Transmission Network Systems, Inc.

     JOHN K. WILCOX has been a Director of the Company since February 1998. From November 1994 until November 1997, Mr. Wilcox was Group Vice President, personal lines finance and planning of Allstate Insurance Company. From April 1990 to October 1994, Mr. Wilcox was Vice President, Finance, of Allstate Insurance Company. In connection with the Company's acquisition of the Reclamation Division of Tech-Cor, Inc. ("Tech-Cor"), a wholly-owned subsidiary of Allstate, in 1993, the Company, Tech-Cor, and certain shareholders of the Company entered into a stockholder agreement (the "Allstate Stockholder Agreement") pursuant to which such shareholders agreed to vote their shares of the Company's Common Stock to elect to the Board of Directors a representative chosen by Tech-Cor. Mr. Wilcox was appointed as a member of the Board of Directors pursuant to the Allstate Stockholder Agreement.

     Family relationships among executive officers or directors of the Company are as follows: Marcia A. McAllister, the Company's Vice President, Government Affairs, is the wife of Mr. Knowles, and Donald J. Comis, the Company's Vice President, Eastern Division, is the brother of Gerald C. Comis, the Company's Vice President, Customer Service and Industry Relations.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 2000:

                NAME                     AGE    OFFICE HELD
                ----                     ---    -----------
Christopher G. Knowles...............    57     Chief Executive Officer
Christine J. Atkins..................    47     Chief Information Officer and Vice President,
                                                Information Technology
Gerald C. Comis......................    51     Vice President, Customer Service and Industry Relations
Donald J. Comis......................    41     Vice President, Eastern Division
Peter B. Doder.......................    39     Vice President, Western Division
Stephen L. Green.....................    44     Chief Financial Officer and Vice President, Finance
Marcia A. McAllister.................    48     Vice President, Government Affairs
Gaspare G. Ruggirello................    42     Vice President, General Counsel and Secretary
Patrick T. Walsh.....................    37     Vice President, Business Development

     CHRISTOPHER G. KNOWLES became Chief Executive Officer of the Company in December 1998 and has been a Director of the Company since June 1994. As Chief Executive Officer, Mr. Knowles oversees the Company's overall corporate administration as well as strategic planning. Mr. Knowles was President and Chief Operating Officer of the Company from April 1994 to March 1996. Mr. Knowles previously served as Senior Vice President, Operations East of the Company from January 1994 to April 1994. Prior to joining the Company, Mr. Knowles was Chairman and Chief Executive Officer from 1980 to 1994 of Underwriters Salvage Company, a multi-location salvage operation that the Company acquired in January 1994.

     CHRISTINE J. ATKINS joined the Company as Chief Information Officer and Vice President of Information Technology in May 1999. She is responsible for all information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining IAA, Ms. Atkins served as Chief Information Officer for the Administrative Management Group from 1998 to 1999, and as Manager of Applications Development for the Copyright Clearance Center from 1993 to 1998.

     DONALD J. COMIS became Vice President of the Eastern Division in May 1999. Mr. Comis is responsible for the sales and operational functions of the Eastern Division. From October 1996 to May 1999, Mr. Comis was Vice President of the Central Division. From January 1994 to October 1996, Mr. Comis served as Regional General Manager of the Company. From 1979 to 1994, Mr. Comis served Underwriters Salvage Company in many capacities, including Director of Operations, Asst. Vice President of Operations and Vice President of Operations.

     GERALD C. COMIS became Vice President Customer Service and Industry Relations in February 1997. Mr. Comis is responsible for overseeing operational procedures and customer service consistencies across all branch operations as well as the management of the corporate accounts sales group. From October 1996 to February 1997, Mr. Comis served as Vice President, Western Division. From April 1994 to October 1996, Mr. Comis served as Vice President, Field Operations of the Company. From January 1994 to April 1994, Mr. Comis served as a Vice President of Underwriters Salvage Company, a wholly owned subsidiary of the Company, which was merged into the Company. From 1968 to January 1994, Mr. Comis held various positions with Underwriters, prior to the January 1994 acquisition by the Company, including Branch Manager, Vice President and Executive Vice President.

     PETER B. DODER became Vice President of the Western Division in February 1997. Mr. Doder is responsible for the sales and operational functions of the Western Division. From February 1996 to February 1997, Mr. Doder was Vice President, Financial Planning & Analysis of the Company. From June 1992 through February 1996, Mr. Doder held various positions with the Company, including Regional Sales Manager, Manager of Marketing Support & Analysis and Director of Marketing.

     STEPHEN L. GREEN became Chief Financial Officer in May 1999 in addition to his role as Vice President, Finance and Assistant Secretary. From January 1999 to May 1999 Mr. Green served as Vice President, Finance. Prior to that he served as Vice President, Corporate Controller, and Assistant Secretary of the Company since February 1997. Mr. Green is responsible for cash management and cash control as well as financial accounting, planning and reporting, taxes and risk management. Prior to joining the Company, Mr. Green served as Manager of Operations Accounting of Van Waters & Rogers Inc. from 1989 to February 1997.

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

     GASPARE G. RUGGIRELLO became Corporate Secretary in May 1999 in addition to his role as Vice President and General Counsel of the Company which he has held since July 1997. He is responsible for the general legal affairs of the Company including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining the Company, Mr. Ruggirello served as Corporate Counsel & Assistant Secretary of Borg-Warner Automotive, Inc. from 1993 to 1997. Prior to that time, Mr. Ruggirello served as Senior Attorney for Borg-Warner Corporation from 1989 to 1993.

     PATRICK T. WALSH became Vice President, Business Development in May 1999. Mr. Walsh is responsible for our e-commerce, towing, appraisal, BidFast(R) and title services business throughout our branch network. From October 1996 to May 1999, Mr. Walsh was Vice President, Eastern Division. From November 1994 to October 1996, Mr. Walsh was responsible for operational planning. From January 1994 to November 1994, Mr. Walsh served as Vice President, Operations West of the Company and from September 1991 through January 1994, Mr. Walsh served as Vice President, Operations. From April 1988 to September 1991, Mr. Walsh held various positions in the Company, including Branch Operations Manager.

     Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. Ms. McAllister is the wife of Mr. Christopher G. Knowles, Chief Executive Officer and a member of the Board of Directors, and Donald J. Comis is the brother of Gerald C. Comis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely upon a review of the copies of such reports furnished to the Company and written representations from such Officers, Directors and greater than ten percent shareholders, all Section 16(a) filing requirements applicable to the Company's Directors, Executive Officers and greater than ten percent shareholders have been met, except Ms. Atkins was late in filing her Form 3 "Initial Statement of Beneficial Ownership of Securities" and Mr. Wilcox was late on one occasion in filing his Form 4 "Statement of Changes in Beneficial Ownership".

ITEM 11. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table provides certain summary information concerning the compensation earned, for services rendered in all capacities to the Company and its subsidiaries during each of the last three years, by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers. The individuals whose compensation is disclosed in the following tables are hereafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                 ANNUAL COMPENSATION             AWARDS
                                           --------------------------------   ------------
                                                               OTHER ANNUAL    SECURITIES     ALL OTHER
                                           SALARY     BONUS    COMPENSATION    UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR   ($)(1)      ($)         ($)         OPTIONS(#)        ($)
---------------------------         ----   -------   -------   ------------   ------------   ------------
Christopher G. Knowles............  1999   284,000(4) 146,000     10,000(2)     100,000(3)          --(6)
Chief Executive Officer             1998    18,000        --          --         42,000(5)      24,000
                                    1997        --        --          --          2,000         24,000(6)

Gerald C. Comis...................  1999   155,000    60,000      18,000(2)          --          6,000(7)
Vice President, Customer Service    1998   153,000    33,000      18,000(2)      37,500          6,000(7)
and Industry Relations              1997   152,000     9,000      16,000(2)          --          3,000(7)

Marcia A. McAllister..............  1999   152,000    59,000      18,000(2)          --          6,000(7)
Vice President,                     1998   150,000    33,000      18,000(2)      38,000          6,000(7)
Government Affairs                  1997   149,000     9,000      18,000(2)          --          6,000(7)

Patrick T. Walsh..................  1999   148,000    57,000      18,000(2)          --          6,000(7)
Vice President                      1998   143,000    15,000      18,000(2)      38,000          6,000(7)
Business Development                1997   144,000     9,000       9,000(2)          --          6,000(7)

Stephen L. Green..................  1999   146,000    57,000      18,000(2)          --          6,000(7)
Vice President-Finance and          1998   121,000    27,000      18,000(2)      38,000          5,000(7)
Chief Financial Officer             1997   104,000     6,000      16,000(2)       5,000             --

Linda C. Larrabee.................  1999    80,000(8)  24,000      8,000(2)          --        229,000(9)
Sr. Vice President and              1998   169,000    44,000      20,000(2)      50,000          6,000(7)
Chief Financial Officer             1997   170,000    12,000      38,000(2)          --          6,000(7)

---------------

(1) Includes salary deferred under the Company's 401(k) Plan and Section 125 Plan, and all amounts are rounded to the nearest thousand.

(2) Automobile allowance.

(3) Mr. Knowles received a stock option grant for 100,000 shares pursuant to his employment agreement dated June 3, 1999.

(4) Mr. Knowles, a Director of the Company since 1994, became Chief Executive Officer of the Company in December 1998.

(5) Mr. Knowles received a stock option grant for 40,000 shares at the time he became Chief Executive Officer. In June 1998, Mr. Knowles received an automatic option grant for 2,000 shares for serving as a Director of the Company.

(6) Director's fees paid to Mr. Knowles prior to becoming Chief Executive
    Officer.

(7) Represents matching contributions that the Company made to its 401(k) Plan on behalf of the Named Officer.

(8) Ms. Larrabee resigned as Senior Vice President and Chief Financial Officer effective May 21, 1999.

(9) Represents a payment of $225,500 made to Ms. Larrabee in connection with her resignation and a $3,000 contribution that the Company made on Ms. Larrabee's behalf to its 401(k) Plan.

STOCK OPTIONS

     The following table sets forth information with respect to the Named Officers concerning grants of stock options made during 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES
                                                                                             OF STOCK PRICE
                                                                                            APPRECIATION FOR
                                                 INDIVIDUAL GRANTS                            OPTION TERM
                                ----------------------------------------------------   --------------------------
                                NUMBER OF      % OF TOTAL
                                SECURITIES       OPTIONS
                                UNDERLYING     GRANTED TO      EXERCISE
                                 OPTIONS      EMPLOYEES IN      PRICE
                                 GRANTED       FISCAL YEAR      ($/SH)    EXPIRATION
NAME                             (#) (1)           (2)           (3)         DATE      5% ($) (4)    10% ($) (4)
----                            ----------   ---------------   --------   ----------   -----------   ------------
Christopher G. Knowles........   100,000(5)       74.6         $ 12.75     06/03/06     $519,053      $1,209,614
Gerald C. Comis...............        --            --              --           --           --              --
Marcia A. McAllister..........        --            --              --           --           --              --
Patrick T. Walsh..............        --            --              --           --           --              --
Stephen L. Green..............        --            --              --           --           --              --
Linda C. Larrabee.............        --            --              --           --           --              --

---------------

(1) Each option was granted under the Company's 1991 Stock Option Plan. Each option will become immediately exercisable for all the option shares in the event of a change of control of the Company. Each option has a maximum term of 7 or 10 years, subject to earlier termination in the event that the optionee ceases to provide services to the Company.

(2) Based upon options to purchase an aggregate of 133,991 shares granted to employees in 1999.

(3) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may, at its discretion, also loan the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation from the date of grant are mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or any other holder of the Company's Common Stock that the actual stock price appreciation over the option term will be at the assumed 5% or 10% levels or at any other specific level. No gain will in fact be realized by the optionees unless the stock price appreciates over the option term, which will also benefit all shareholders of the Company.

(5) The option becomes exercisable in six successive quarterly installments with the first such installment exercisable on the last business day of the third fiscal quarter of 1999. Should Mr. Knowles' service as Chief Executive Officer be terminated prior to December 31, 2000, the option will become fully vested and exercisable as of the date of such termination.

     The following table sets forth information with respect to unexercised options held as of the end of the 1999 fiscal year by the Named Officers. No stock options were exercised during the 1999 fiscal year by the Named Officers. No stock appreciation rights were outstanding at the end of 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS AT
                                               AT FISCAL YEAR-END(#)            FISCAL YEAR-END ($)(1)(2)
                                          -------------------------------     -----------------------------
NAME                                      EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----                                      ------------     --------------     -----------     -------------
Christopher G. Knowles................      117,334            66,666           343,752          199,998
Gerald C. Comis.......................       42,625            16,875           181,131           72,769
Marcia A. McAllister..................       30,625            16,875           181,131           72,769
Patrick T. Walsh......................       41,625            16,875           165,881           72,769
Stephen L. Green......................       23,125            19,375           111,756           90,894
Linda C. Larrabee.....................       80,000                --           316,555               --

---------------

(1) "In-the-money" options are options whose exercise price was less than the market price of the Common Stock on December 31, 1999, the last day of the 1999 fiscal year.

(2) Based upon the market price of $15.750 per share, which was the closing price per share of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1999, less the exercise price payable per share.

COMPENSATION OF DIRECTORS

     For 1999, each non-employee Director (except for Mr. O'Malia) was entitled to receive an annual retainer fee of $18,000, a $1,000 fee for each regularly scheduled Board meeting attended, a $500 fee for each committee meeting attended (other than on the date of a regularly scheduled Board meeting), and an annual fee of $3,000 if such non-employee Director served as a Chairperson of a Committee. As substantially more board meetings were held in 1999 than in previous years, a $5,000 fee was paid to each Board member (other than Mr. O'Malia or Mr. Knowles) in December 1999. Except for this $5,000 payment, Mr. Wilcox waived all rights to receive all other Director fees. Non-employee Directors are also reimbursed for expenses incurred in attending such meetings.

     Each non-employee Director (except for Mr. O'Malia) is also eligible to receive periodic option grants for shares of the Company's Common Stock pursuant to the automatic option grant program in effect under the Company's 1991 Stock Option Plan. Under this automatic option grant program, each individual who becomes a non-employee Board member is granted an option to purchase 10,000 shares of Common Stock on the date such individual joins the Board. In addition, each non-employee Director is also entitled to receive an automatic option to purchase 2,000 shares of Common Stock on the last business day of the second quarter of each fiscal year during which such individual continues to serve on the Board. Each automatic option grant becomes exercisable in four successive quarterly installments with the first such installment to become exercisable on the last day of the fiscal quarter immediately following the date of grant, provided the non-employee Director continues to serve on the Board. However, each option will become immediately exercisable for all of the option shares in the event of a change of control of the Company.

     The Company and Mr. O'Malia entered into a Consulting Agreement dated December 1, 1998 and an Amendment dated November 18, 1999 in connection with Mr. O'Malia's appointment as Chairman of the Board of Directors. Pursuant to the Agreement, Mr. O'Malia agreed to perform services on behalf of the Company. In consideration for such services, the Company paid Mr. O'Malia $75,000 in 1999 and agreed to pay Mr. O'Malia $100,000 per year for each succeeding year, payable quarterly, in equal installments at the end of each quarter. Such cash compensation is in lieu of any fees otherwise payable to Mr. O'Malia during the term of the Consulting Agreement for services as a Director of the Company (including annual retainer fees, fees for Board meeting attendance, fees for committee meeting attendance and fees for serving as a chairperson of a Board committee). In addition, in December 1998, the Company granted to Mr. O'Malia an option to purchase 40,000 shares of the Company's common stock under the Company's 1991 Stock Option Plan and in 1999 granted Mr. O'Malia an option to purchase 10,000 shares of the Company's common stock. The options will become vested and exercisable in four quarterly installments beginning three months after the date of the grant. Such option grants to Mr. O'Malia will be in lieu of any automatic grants of options that would otherwise be made to Mr. O'Malia for service as a Director pursuant to the Company's 1991 Stock Option Plan. The Consulting Agreement may be terminated by either party by not less than 24 hour's prior written notice.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 1999, Mr. Martin received no compensation pursuant to the agreement.

     On November 8, 1999, Mr. Glen Tullman resigned as a director of the
Company.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     The following is a description of the employment or consulting agreements in effect between the Company and certain of its Directors and the Named Officers.

     The compensation paid to Christopher G. Knowles, Chief Executive Officer of the Company, for the 1999 fiscal year was based on a June 3, 1999 employment agreement (the "Knowles Agreement"). Under the Knowles Agreement, Mr. Knowles is entitled to an annual base salary of $310,000 and a performance incentive bonus of up to 40% of his annual salary based upon the achievement of target performance goals. Mr. Knowles shall be entitled to receive additional incentive amounts to the extent target performance goals are exceeded, all in accordance with the provisions of the Company's incentive program for officers. The Knowles Agreement expires on December 31, 2000. Also, pursuant to the Knowles Agreement, the Company granted Mr. Knowles an option to purchase 100,000 shares of the Company's Common Stock. The option becomes exercisable in six successive quarterly installments with the first such installment exercisable on the last business day of the third fiscal quarter of 1999. Should Mr. Knowles' service as Chief Executive Officer be terminated prior to December 31, 2000, the option will become fully vested and exercisable as of the date of such termination. In the event of a termination of Mr. Knowles' employment for any reason (other than his resignation from the Company, his termination for cause, as such term is defined in the Knowles Agreement, or his termination in connection with a change in control), the Company shall provide Mr. Knowles (i) an amount equal to sixty percent of his monthly salary at the rate in effect at the time of such termination through December 31, 2000, and (ii) continued coverage of Mr. Knowles and his beneficiaries under the Company's health and dental plan through December 31, 2000, provided that Mr. Knowles will be charged for such coverage in an amount equal to the amount that he would have been charged had he remained employed by the Company.

     In connection with her resignation as Senior Vice President and Chief Financial Officer, Ms. Larrabee entered into an Agreement dated as of June 14, 1999. In consideration for Ms. Larrabee's resignation from all positions with the Company and its subsidiaries, the Company agreed to pay Ms. Larrabee a lump sum payment of $225,500. In addition, the Company accelerated the vesting of 80,000 previously granted options and extended the exercisability of all of Ms. Larrabee's outstanding vested options until May 31, 2000. Ms. Larrabee released the Company from any and all claims arising from or relating to her employment with the Company (except for indemnification claims under any applicable law or the Company's standard form of Indemnification Agreement).

     The Company has entered into a Change of Control Employment Agreement (the "Employment Agreement") with each of the Named Officers, except for Mr. Knowles. Below is a general description of certain terms and conditions of the Employment Agreement.

     In the event of a "Change of Control" of the Company followed within two years by (1) the termination of the executive's employment for any reason other than death, disability, or "Cause" or (2) the termination of the executive's employment by the executive for "Good Reason", the Employment Agreement provides that the executive shall be paid a lump sum cash amount equal to one and one-half times the executive's annual base salary and "Highest Annual Bonus" as defined in the Employment Agreement. In addition, the executive is entitled to continued employee welfare benefits for 18 months after termination of employment.

     "Change of Control" means (a) the acquisition by an individual, entity or group (within the meaning of Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934) of 50% or more of the voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, (b) a change in the majority of the board of directors, (c) a major corporate transaction, such as a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the Company's assets, or (d) a liquidation or dissolution of the Company.

     "Cause" means the willful and continued failure of the executive to perform substantially the executive's duties or the willful engaging by the executive in illegal conduct or gross misconduct materially injurious to the Company.

     "Good Reason" means the diminution of responsibilities, assignment to inappropriate duties, failure of the Company to comply with compensation or benefit provisions, transfer to a new work location more than 75 miles from the executive's previous work location, a purported termination of the Employment Agreement by the Company other than in accordance with the Employment Agreement, or failure of the Company to require any successor to the Company to comply with the Employment Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Ms. Gould and Mr. Cocca. Neither of these individuals was at any time during the fiscal year ended December 31, 1999 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                            OWNERSHIP OF SECURITIES

     The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 20, 2000 for
(i) each Director, (ii) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (iii) any other Named Officer and (iv) all officers and Directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                NUMBER OF      PERCENT OF TOTAL
NAME AND ADDRESS                                                 SHARES      SHARES OUTSTANDING(1)
----------------                                                ---------    ---------------------
Wallace R. Weitz & Co.(2)...................................    2,142,700            18.5%
  1125 S. 103rd St., Ste 600
  Omaha, NE 68124-6008
Allstate Insurance Company(3)...............................    1,667,000            14.4%
  3075 Sanders Road, Suite G4B
  Northbrook, Illinois 60062
Wanger Asset Management, L.P.(4)............................      994,500             8.6%
227 West Monroe Street, Suite 3000
Chicago, Illinois 60606
State of Wisconsin Investment Board(5)......................      975,000            8.43%
  P.O. Box 7842
  Madison, Wisconsin 53707
Peter H. Kamin(6)(10).......................................      683,100             5.8%
Peak Investment Limited Partnership(7)......................
Peak Management, Inc.(8)....................................
  One Financial Center, Suite 1600
  Boston, MA 02111
Dimensional Fund Advisors(9)................................      666,800            5.76%
  1299 Ocean Ave., 11th Fl
  Santa Monica, CA 90401
Peter H. Kamin(6)(7)(8)(10).................................      683,100             5.8%
Christopher G. Knowles(10)..................................      229,454             2.0
Linda C. Larrabee(10).......................................       80,000         *
Thomas J. O'Malia(10).......................................       71,500         *
Gerald C. Comis(10).........................................       51,810         *
Patrick T. Walsh(10)........................................       44,887         *
Melvin R. Martin(10)........................................       34,125         *
Marcia A. McAllister (10)...................................       33,750         *
Stephen L. Green(10)........................................       28,247         *
Maurice A. Cocca(10)........................................       25,500         *
Susan B. Gould(10)..........................................       24,085         *
John K. Wilcox(11)..........................................       14,500         *
Joseph F. Mazzella(10)......................................       12,500         *
All officers (including Named Officers) and
  Directors as a group (17 persons)(12).....................    1,444,160            12.5%

---------------

* Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 11,586,648 shares of common stock were outstanding on March 20, 2000. This percentage includes any shares of common stock of which such individual or entity had the right to acquire beneficial ownership within sixty days of March 20, 2000, including but not limited to the exercise of an option; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(2) Such information is based on a Schedule 13G/A filed by Wallace R. Weitz & Co. with the SEC on February 4, 2000 and reflects stock held as of December 31, 1999. According to such Schedule 13G/A, Wallace R. Weitz & Co. has sole voting and dispositive power for all the shares.

(3) Such information is based on a Schedule 13G filed by Allstate with the SEC reflecting stock ownership as of December 31, 1995 and on subsequent representations by Allstate to the Company. According to such Schedule 13G and representations, Allstate has sole voting and investment power over all the shares.

(4) Such information is based on a Schedule 13G/A filed by Wanger Asset Management, L.P., with the SEC on February 11, 2000 and reflects stock held as of December 31, 1999. According to such Schedule 13G/A, Wanger Asset Management, L.P. has shared voting and dispositive power for all the shares.

(5) Such information is based on a Schedule 13G/A filed by State of Wisconsin Investment Board with the SEC on February 10, 2000 and reflects stock held as of December 31, 1999. According to such Schedule 13G/A, the State of Wisconsin Investment Board retains sole voting and dispositive power for all the shares.

(6) Peter H. Kamin, a director of the Company, has the sole power to vote or dispose of 190,900 shares of Common Stock, including 35,000 shares for the benefit of his children. In addition, Mr. Kamin has sole voting and dispositive power with respect to an aggregate of 155,000 shares of Common Stock held in managed brokerage accounts pursuant to the terms of investment advisory agreements. In addition, by reason of his position as the sole director, officer and stockholder of Peak Management, Inc., which is the sole General Partner of Peak Limited Partnership, Peter H. Kamin may be deemed to have shared voting and dispositive power over the 481,200 shares of Common Stock beneficially owned by such partnership. Accordingly, Peter H. Kamin may be deemed the beneficial owner of an aggregate 672,100 shares of Common Stock. Such information is based on a Schedule 13G/A filed with the SEC on January 26, 2000

(7) Peak Investment Limited Partnership ("Peak L.P.") is the beneficial owner of 481,200 shares of Common Stock. Peak L.P. has the sole power to vote or to dispose of or to direct the voting or to direct the disposition of the Common Stock beneficially owned by it. Such voting and dispositive power may be exercised on behalf of Peak L.P. by its General Partner, Peak Management, Inc., of which Peter H. Kamin is the sole officer, director and stockholder. Accordingly, Peter H. Kamin may be deemed to have shared voting and dispositive power over the 481,200 shares of the Common Stock beneficially owned by Peak L.P. Such information is based on a Schedule 13G/A filed with the SEC on January 26, 2000.

(8) By reason of its interest as General Partner of Peak L.P., Peak Management, Inc. may be deemed to have shared voting and dispositive power over the 481,200 shares of Common Stock beneficially owned by such partnership. Such information is based on a Schedule 13G/A filed with the SEC on January 26, 2000.

(9) Such information is based on a Schedule 13G filed by the Dimensional Fund Advisors ("Dimensional") with the SEC on February 4, 2000 and reflects stock held as of December 31, 1999. According to such Schedule 13G, Dimensional has sole voting and dispositive power over all the shares.

(10) Includes that portion of options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are exercisable on March 20, 2000 or will become exercisable within 60 days after that date: Mr. Kamin, 11,500 shares; Mr. Knowles, 134,001 shares; Ms. Larrabee, 80,000 shares, Mr. O'Malia, 64,500 shares; Mr. Gerald C. Comis 45,750 shares, Mr. Walsh, 44,750, Mr. Martin, 33,500 shares; Ms. McAllister, 33,750 shares; Mr. Green, 27,500 shares, Mr. Cocca, 15,500 shares, Ms. Gould, 18,700 shares; Mr. Wilcox, 13,500 shares and Mr. Mazzella, 11,500 shares.

(11) Mr. Wilcox was appointed a member of the Board of Directors pursuant to the Allstate Stockholder Agreement. Mr. Wilcox disclaims beneficial interest in any shares owned by Allstate Insurance Company.

(12) Includes options to purchase 560,951 shares of Common Stock granted under the 1991 Stock Option Plan that are currently exercisable or will become exercisable within 60 days after March 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Tech-Cor Acquisition. In December 1993, the Company purchased certain assets from and assumed certain specified obligations and liabilities of the Reclamation Division of Tech-Cor, Inc. ("Tech-Cor"), a subsidiary of Allstate, (the "Tech-Cor Acquisition"). The consideration for the Tech-Cor Acquisition was 1,667,000 shares of the Company's Common Stock, which shares were subsequently transferred by Tech-Cor to Allstate. The Company also entered into a lease with respect to certain real property owned by Allstate located in Wheeling, Illinois. The Company is required to pay rent of $18,333 per month to Allstate during the term of such lease, which expires in December 2003. The Company, Tech-Cor and certain shareholders of the Company also entered into a stockholder agreement pursuant to which such shareholders agreed to vote their shares of the Company's Common Stock to elect to the Board of Directors a representative chosen by Tech-Cor and the Company agreed to facilitate such shareholders' actions. The Company and Tech-Cor also entered into a Registration Agreement pursuant to which the Company is obligated under certain circumstances to register with the Securities and Exchange Commission shares of the Company's Common Stock held by Tech-Cor or Allstate. In addition, Allstate agreed not to purchase shares of the Company's voting stock that would result in ownership by Allstate and its affiliates of more than 20%, in the aggregate, of the Company's voting stock.

     Allstate Business. In its normal course of business, the Company purchases vehicles from Allstate and advances funds for intermediary towing and storage fees ("Advanced Charges") on behalf of Allstate. Additionally, depending on the type of sales agreement in effect at a Company location, Allstate may owe the Company for various fees. Upon settlement, the Advanced Charges and the related amounts owed to Allstate for the purchase of the vehicle and the amount owed by Allstate to the Company for various fees are netted. During the years ended December 31, 1999 and 1998, the Company recorded fee income of $5,438,000 and $4,700,000, respectively, related to the consignment sale of Allstate-insured vehicles, and recorded sales of $35,053,000 and $35,700,000, respectively, and cost of sales of $31,643,000 and $32,500,000, respectively, related to the purchase of Allstate-insured vehicles under the purchase-agreement method.

     M & M Acquisition. In January 1992, the Company purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc. ("M & M"), and acquired a 10-year option to purchase 35 acres of land on which M & M's operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of such auto salvage operation, was elected a Director of the Company in January 1992. The Company is required to pay rent to Mr. Martin during the ten-year term of the lease relating to the real property owned by Mr. Martin. In 1999, the Company paid $406,718 pursuant to the lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 1999, Mr. Martin received no compensation pursuant to the agreement.

     Dallas, Texas Lease. The Company leases certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 1999, the Company paid $453,676 in rent under this lease.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     33
Consolidated Balance Sheets -- December 31, 1999 and
  December 31, 1998.........................................     34
Consolidated Statements of Earnings -- Years ended
  December 31, 1999, 1998 and 1997..........................     35
Consolidated Statements of Shareholders' Equity-
Years ended December 31, 1999, 1998 and 1997................     36
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1999, 1998 and 1997..........................     37
Notes to Consolidated Financial Statements..................     38

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

     3. EXHIBITS

     See Item 14(c) below.

     (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1999.

     (C) EXHIBITS

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
 3.1(11)      Articles of Incorporation of the Registrant, as filed with the Illinois Secretary of State on August 7, 1997.
 3.2(14)      Bylaws of the Registrant.
 4.1(9)       Fifth Amended and Restated Registration Rights Agreement,
              dated September 23, 1994, by and among the Registrant,
              William W. Liebeck, Bradley S. Scott, Bob F. Spence, Corinne
              Spence, Jimmie A. Dougherty, Patricia L. Dougherty and
              Midwest Auto Pool Corporation.
 4.3(1)       Specimen Stock Certificate.
 4.4(5)       Stockholder Agreement dated December 1, 1993, by and among the Registrant, Tech-Cor, Inc., Bradley S. Scott, Bob F.
              Spence and William L. Liebeck.
 4.5(5)       Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.
 4.5(8)       Note Agreement, dated as of December 1, 1994 among the
              Registrant and the purchasers listed therein.
10.35(4)*     Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as
              amended and restated.
10.36(6)*     Form of Notice of Grant of Stock Option -- employee,
              officer.
10.37(3)*     Form of Non-Statutory Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- employee.

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
10.38(3)*     Form of Stock Option Agreement: Non-Employee Director,
              Automatic Option Grant, Insurance Auto Auctions, Inc. Stock
              Option Plan, as restated (including Form of Notice of Grant of Stock Option).
10.39(3)*     Form of Incentive Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- employee.
10.40(3)*     Form of Non-Statutory Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- officer.
10.41(3)*     Form of Incentive Stock Option Agreement, Insurance Auto
              Auctions, Inc. 1991 Stock Option Plan, as restated
              (including Form of Notice of Grant of Stock
              Option) -- officer.
10.66(2)      Facilities Lease Agreement dated January 17, 1992, by and
              between Melvin R. Martin and MASP.
10.122(5)     Asset Purchase Agreement dated December 1, 1993, by and
              between the Registrant, BC Acquisition Corp. (a wholly owned subsidiary of Registrant ("BCAC") and Tech-Cor, Inc.
              ("Tech-Cor").
10.125(5)     Transition Agreement dated December 1, 1993, by and between
              BCAC and Tech-Cor.
10.126(5)     Lease, dated December 1, 1993, by and between Allstate
              Insurance Company and BCAC.
10.127(5)     Guaranty, dated December 1, 1993, by Allstate Insurance
              Company and delivered to the Registrant and BCAC.
10.134(7)     Registration Rights Agreement dated January 20, 1994, by and among, the Registrant, Christopher G. Knowles, Gerald C.
              Comis, F. Peter Haake and Donald J. Comis.
10.149(11)*   Form of Change of Control Employment Agreement by and
              between the Company and certain of its executive officers.
10.150(10)    Revolving Credit Agreement between the Registrant and
              LaSalle National Bank dated as of April 4, 1997.
10.151(11)    Amendment to Revolving Credit Agreement dated as of December
              1, 1997.
10.152(12)    Second amendment to Revolving Credit Agreement dated as of
              April 6, 1998.
10.153        Third amendment to Revolving Credit Agreement dated as of
              March 16, 2000.
10.154(10)*   Insurance Auto Auctions, Inc. Employee Stock Purchase Plan,
              as amended as of June 18, 1997.
10.155(14)    Form of Indemnification Agreement dated as of February 24,
              1999 by and between the Company and its Directors and
              Executive Officers.
10.156(14)*   Consulting Agreement dated as of December 1, 1998 by and
              between the Company and Thomas J. O'Malia.
10.157*       Amendment dated as of November 18, 1999 to the Consulting
              Agreement between the Company and Thomas J. O'Malia.
10.158(15)*   Employment agreement, dated June 3, 1999, by and between the
              Company and Christopher G. Knowles.
10.159(15)*   First Amendment to the Employment Agreement, effective June
              3, 1999 by and between the Company and Christopher G.
              Knowles.

 EXHIBIT
    NO                                DESCRIPTION
 -------                              -----------
10.160(15)*   Separation Agreement, dated June 14, 1999, by and between
              Registrant and Linda C. Larrabee.
21.1          Subsidiaries of the Registrant.
23.1          Consent of KPMG LLP.
24.1          Power of Attorney.
27.1          Financial Data Schedule.

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

(10) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for the fiscal quarter ended June 30, 1997.

(11) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10K (File No. O-19594) for the fiscal year ended December 31, 1997.

(12) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10Q (File No. O-19594) for the fiscal quarter ended March 31, 1998.

(13) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10K (File No. O-19594) for the fiscal year ended December 31, 1998.

(14) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10Q (File No. O-19594) for the fiscal quarter ended March 31, 1999.

(15) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10Q (File No. O-19594) for the fiscal quarter ended June 30, 1999.

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

                                          INSURANCE AUTO AUCTIONS, INC.

                                          By:  /s/ CHRISTOPHER G. KNOWLES
                                            ------------------------------------
                                                  Chief Executive Officer
Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.

             /s/ CHRISTOPHER G. KNOWLES                    Chief Executive Officer, Director
-----------------------------------------------------      (Principal Executive Officer)
               Christopher G. Knowles

                /s/ STEPHEN L. GREEN                       Chief Financial Officer, Vice President,
-----------------------------------------------------      Finance and Assistant Secretary (Principal
                  Stephen L. Green                         Financial and Accounting Officer)

                        /s/ *                              Chairman of the Board of Directors
-----------------------------------------------------
                  Thomas J. O'Malia

                        /s/ *                              Director
-----------------------------------------------------
                  Maurice A. Cocca

                        /s/ *                              Director
-----------------------------------------------------
                   Susan B. Gould

                        /s/ *                              Director
-----------------------------------------------------
                   Peter H. Kamin

                        /s/ *                              Director
-----------------------------------------------------
                  Melvin R. Martin

                        /s/ *                              Director
-----------------------------------------------------
                 Joseph F. Mazzella

                        /s/ *                              Director
-----------------------------------------------------
                   John K. Wilcox

              ------------------------
               * As attorney-in-fact.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Insurance Auto Auctions, Inc.:

     We have audited the consolidated financial statements of Insurance Auto Auctions, Inc. and subsidiaries, as listed in Item 14(a)1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
February 15, 2000

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31,

                                                                    1999            1998
                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 18,886,000    $ 11,682,000
  Short-term investments....................................       6,845,000       2,425,000
  Accounts receivable, net..................................      40,188,000      37,415,000
  Inventories...............................................      11,998,000      11,229,000
  Other current assets......................................       1,655,000       1,676,000
                                                                ------------    ------------
       Total current assets.................................      79,572,000      64,427,000
                                                                ------------    ------------
Property and equipment, at cost:
  Land and buildings........................................       6,502,000       6,266,000
  Furniture and fixtures....................................       1,644,000       1,578,000
  Machinery and equipment...................................      24,865,000      19,126,000
  Leasehold improvements....................................      17,972,000      14,007,000
                                                                ------------    ------------
                                                                  50,983,000      40,977,000
  Less accumulated depreciation and amortization............      23,525,000      18,665,000
                                                                ------------    ------------
       Net property and equipment...........................      27,458,000      22,312,000
Other investments...........................................      11,636,000       8,713,000
Deferred income taxes.......................................       4,338,000       2,976,000
Intangible assets, principally goodwill, net................     125,128,000     129,115,000
                                                                ------------    ------------
                                                                $248,132,000    $227,543,000
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................    $    135,000    $    216,000
  Accounts payable..........................................      33,216,000      30,939,000
  Accrued liabilities.......................................       6,306,000       6,097,000
  Income taxes..............................................       1,226,000         582,000
                                                                ------------    ------------
       Total current liabilities............................      40,883,000      37,834,000
                                                                ------------    ------------
Long-term debt, excluding current installments..............      20,180,000      20,315,000
Accumulated postretirement benefits obligation..............       3,178,000       3,485,000
Deferred income taxes.......................................       8,605,000       7,154,000
                                                                ------------    ------------
       Total liabilities....................................      72,846,000      68,788,000
                                                                ------------    ------------
Shareholders' equity:
  Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued...............              --              --
  Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,575,010 and 11,327,169 shares as of December 31,
     1999 and December 31, 1998, respectively...............          12,000          11,000
  Additional paid-in capital................................     134,996,000     132,171,000
  Retained earnings.........................................      40,278,000      26,573,000
                                                                ------------    ------------
       Total shareholders' equity...........................     175,286,000     158,755,000
                                                                ------------    ------------
                                                                $248,132,000    $227,543,000
                                                                ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                           1999            1998            1997
                                                       ------------    ------------    ------------
Net sales:
  Vehicle sales....................................    $204,785,000    $191,312,000    $175,733,000
  Fee income.......................................     112,606,000      95,751,000      83,592,000
                                                       ------------    ------------    ------------
                                                        317,391,000     287,063,000     259,325,000
Costs and expenses:
  Cost of sales....................................     233,949,000     216,754,000     199,983,000
  Direct operating expenses........................      55,741,000      50,885,000      45,046,000
  Amortization of intangible assets................       3,797,000       3,779,000       3,790,000
  Special charges..................................              --       1,564,000         750,000
                                                       ------------    ------------    ------------
     Earnings from operations......................      23,904,000      14,081,000       9,756,000
Other (income) expense:
  Interest expense.................................       1,970,000       2,055,000       2,253,000
  Interest income..................................      (1,271,000)       (797,000)       (821,000)
                                                       ------------    ------------    ------------
     Earnings before income taxes..................      23,205,000      12,823,000       8,324,000
Income taxes.......................................       9,500,000       5,642,000       3,829,000
                                                       ------------    ------------    ------------
     Net earnings..................................    $ 13,705,000    $  7,181,000    $  4,495,000
                                                       ============    ============    ============
Earnings per share Basic...........................    $       1.20    $        .63    $        .40
                                                       ============    ============    ============
     Diluted.......................................    $       1.18    $        .63    $        .40
                                                       ============    ============    ============
Weighted average shares outstanding:
     Basic.........................................      11,467,000      11,316,000      11,294,000
     Effect of dilutive securities -- stock
       options.....................................         156,000         121,000          43,000
                                                       ------------    ------------    ------------
     Diluted.......................................      11,623,000      11,437,000      11,337,000
                                                       ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK
                                    ---------------------     ADDITIONAL                        TOTAL
                                      NUMBER                   PAID-IN        RETAINED      SHAREHOLDERS'
                                    OF SHARES     AMOUNT       CAPITAL        EARNINGS         EQUITY
                                    ---------     ------      ----------      --------      -------------
Balance at December 31, 1996....    11,282,838    $11,000    $131,681,000    $14,897,000    $146,589,000
Issuance of common stock in
  connection with exercise of
  common stock options..........         8,600         --          49,000             --          49,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........         8,123         --          79,000             --          79,000
Net earnings....................            --         --              --      4,495,000       4,495,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1997....    11,299,561     11,000     131,809,000     19,392,000     151,212,000
Issuance of common stock in
  connection with exercise of
  common stock options..........        16,400         --         198,000             --         198,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........        11,208         --         164,000             --         164,000
Net earnings....................            --         --              --      7,181,000       7,181,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1998....    11,327,169     11,000     132,171,000     26,573,000     158,755,000
Issuance of common stock in
  connection with exercise of
  common stock options..........       235,289      1,000       2,653,000             --       2,654,000
Issuance of common stock in
  connection with the employee
  stock purchase plan...........        12,552         --         172,000             --         172,000
Net earnings....................            --         --              --     13,705,000      13,705,000
                                    ----------    -------    ------------    -----------    ------------
Balance at December 31, 1999....    11,575,010    $12,000    $134,996,000    $40,278,000    $175,286,000
                                    ==========    =======    ============    ===========    ============

          See accompanying Notes to Consolidated Financial Statements

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                             1999           1998           1997
                                                         ------------    -----------    -----------
Cash flows from operating activities:
  Net earnings.......................................    $ 13,705,000    $ 7,181,000    $ 4,495,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization...................       9,135,000      8,765,000      8,671,000
     Loss (gain) on disposal of property and
       equipment.....................................         (24,000)       136,000       (151,000)
     Changes in assets and liabilities
       (net of effects of acquired companies):
       (Increase) decrease in:
          Investments, net...........................      (7,343,000)    (9,771,000)       337,000
          Accounts receivable, net...................      (2,773,000)    (7,985,000)     5,379,000
          Inventories................................        (769,000)       533,000     (1,600,000)
          Other current assets.......................          21,000        192,000      1,762,000
          Other assets...............................         190,000        345,000      1,197,000
       Increase (decrease) in:
          Accounts payable...........................       2,277,000     (3,085,000)     3,055,000
          Accrued liabilities........................         (98,000)    (1,753,000)    (3,792,000)
          Income taxes...............................         733,000      1,631,000      1,143,000
                                                         ------------    -----------    -----------
            Total adjustments........................       1,349,000    (10,992,000)    16,001,000
                                                         ------------    -----------    -----------
     Net cash provided by (used in) operating
       activities....................................      15,054,000     (3,811,000)    20,496,000
                                                         ------------    -----------    -----------
Cash flows from investing activities:
  Proceeds from disposition of property and
     equipment.......................................         163,000        151,000        696,000
  Capital expenditures...............................     (10,623,000)    (6,607,000)    (4,608,000)
  Payments made in connection with acquisitions, net
     of cash acquired................................              --     (1,806,000)      (311,000)
                                                         ------------    -----------    -----------
       Net cash used in investing activities.........     (10,460,000)    (8,262,000)    (4,223,000)
                                                         ------------    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............       2,826,000        362,000        128,000
  Principal payments of long-term debt...............        (216,000)    (2,579,000)    (7,568,000)
                                                         ------------    -----------    -----------
       Net cash provided by (used in) financing
          activities.................................       2,610,000     (2,217,000)    (7,440,000)
                                                         ------------    -----------    -----------
       Net increase (decrease) in cash and cash
          equivalents................................       7,204,000    (14,290,000)     8,833,000
Cash and cash equivalents at beginning of year.......      11,682,000     25,972,000     17,139,000
                                                         ------------    -----------    -----------
Cash and cash equivalents at end of year.............    $ 18,886,000    $11,682,000    $25,972,000
                                                         ============    ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest........................................    $  1,754,000    $ 1,836,000    $ 4,411,000
     Income taxes....................................    $  8,234,000    $ 4,028,000    $ 2,364,000

          See accompanying Notes to Consolidated Financial Statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BACKGROUND

     Insurance Auto Auctions, Inc. (the Company) provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles. The Company operates in a single business segment.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue (including vehicle sales and fee income) is recognized upon payment by the buyer for the auctioned vehicle. Certain fee income, including towing, vehicle enhancements and storage is recognized as earned.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist principally of commercial paper. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

     Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years on a straight-line basis. Accumulated amortization at December 31, 1999 and 1998 was $22,651,000 and $18,854,000, respectively.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards.

CREDIT RISK

     The Company sells its vehicles principally to customers throughout the United States under the purchase-agreement method, the fixed-fee-consignment method and the percentage-of-sale-consignment method. Vehicles are sold generally for cash; therefore, very little credit risk is incurred from the selling of vehicles. Receivables arising from advance charges made on behalf of vehicle suppliers, most of which are insurance companies, are generally satisfied from the net proceeds payable to the vehicle suppliers. A small percentage of vehicles sold do not have sufficient net proceeds to satisfy the related receivables, and in these cases, the receivable is due from the vehicle suppliers. Management performs regular evaluations concerning the ability of its customers and suppliers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments approximate fair value as of December 31, 1999 and 1998. The carrying amounts related to cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers. Investments are classified as trading securities and are carried at fair value based on quoted market prices.

STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123) permits, but does not require, a fair-value based method of accounting for employee stock options or similar equity instruments. Statement No. 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and net earnings per share as if the fair-value based method of accounting had been applied. The Company measures compensation cost under APBO No. 25 and complies with the pro forma disclosure requirements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements and notes to consolidated financial statements to conform with the current year presentation.

(2) LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                       1999           1998
                                                                    -----------    -----------
    Senior notes payable, unsecured, interest payable in
      semiannual installments commencing August 15, 1995 through maturity at February 15, 2002, at 8.6%, principal due at
      maturity..................................................    $20,000,000    $20,000,000
    Notes payable issued in connection with a consulting
      agreement related to the acquisition of a subsidiary,
      unsecured, payable in monthly installments of $16,666,
      including interest at 7.5%, with final payment due June
      30, 2000..................................................        103,000        288,000
    Notes payable issued in connection with the acquisition of a subsidiary, unsecured, payable in monthly installments,
      including interest at 8%, with final payment due April 1,
      2005......................................................        212,000        243,000
                                                                    -----------    -----------
                                                                     20,315,000     20,531,000
    Less current installments...................................        135,000        216,000
                                                                    -----------    -----------
                                                                    $20,180,000    $20,315,000
                                                                    ===========    ===========

     Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:

2000........................................................    $   135,000
2001........................................................         37,000
2002........................................................     20,040,000
2003........................................................         43,000
2004........................................................         47,000
Thereafter..................................................         13,000
                                                                -----------
                                                                $20,315,000
                                                                ===========

     The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 31, 1999, the Company was in compliance with these covenants.

     The Company has a revolving line of credit facility with LaSalle National Bank. The $15,000,000 facility is unsecured, bears interest at the bank's prime rate or LIBOR, as defined, and expires on April 1, 2001.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(3) INVESTMENTS

     At December 31, 1999 and 1998, the Company has classified all investment securities as trading securities. The investments are carried at fair value which is not materially different from amortized cost.

     Maturities of investment securities classified as trading securities were as follows:

                                                            1999          1998
                                                         ----------    -----------
STATE GOVERNMENT OBLIGATIONS:
Due within one year..................................    $6,845,000    $ 1,173,000
Due after one year through ten years.................     5,736,000      1,562,000
Due after ten years..................................     5,900,000      4,451,000
                                                         ----------    -----------
Total................................................    $18,481,000   $ 7,186,000
                                                         ----------    -----------
OTHER:
Due within one year..................................    $       --    $ 1,252,000
Due after one year through ten years.................            --             --
Due after ten years..................................            --      2,700,000
                                                         ----------    -----------
Total................................................    $       --    $ 3,952,000
                                                         ----------    -----------
Total Investments....................................    $18,481,000   $11,138,000
                                                         ==========    ===========

(4) INCOME TAXES

     Income taxes are summarized as follows:

                                                  1999          1998          1997
                                               ----------    ----------    ----------
Current:
  Federal..................................    $8,088,000    $3,528,000    $2,853,000
  State....................................     1,323,000       569,000       329,000
                                               ----------    ----------    ----------
                                                9,411,000     4,097,000     3,182,000
                                               ----------    ----------    ----------
Deferred:
  Federal..................................        42,000     1,318,000       427,000
  State....................................        47,000       227,000       220,000
                                               ----------    ----------    ----------
                                                   89,000     1,545,000       647,000
                                               ----------    ----------    ----------
                                               $9,500,000    $5,642,000    $3,829,000
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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                           1999           1998
                                                        -----------    -----------
Deferred tax assets attributable to:
  Depreciation......................................    $ 2,637,000    $ 1,778,000
  State net operating loss..........................        915,000        866,000
  Inventories.......................................        548,000        447,000
  Other.............................................        999,000        603,000
  Valuation allowance...............................       (761,000)      (718,000)
                                                        -----------    -----------
  Net deferred tax assets...........................      4,338,000      2,976,000
Deferred tax liabilities attributable to:
  Intangible assets.................................     (8,605,000)    (7,154,000)
                                                        -----------    -----------
  Net deferred tax liabilities......................    $(4,267,000)   $(4,178,000)
                                                        ===========    ===========

     The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                                  1999          1998          1997
                                               ----------    ----------    ----------
"Expected" income taxes....................    $$7,890,000   $4,360,000    $2,830,000
State income taxes, net of Federal
  benefit..................................       895,000       484,000       254,000
Amortization of intangible assets..........       358,000       354,000       353,000
Other......................................       357,000       444,000       392,000
                                               ----------    ----------    ----------
                                               $$9,500,000   $5,642,000    $3,829,000
                                               ==========    ==========    ==========

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

     Under both plans, as of December 31, 1999, options to purchase an aggregate of 1,087,183 shares were outstanding at a weighted average exercise price of $15.009 per share and 116,897 shares remained available for future grant.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Activity under the plans for the years ended December 31, 1999 and 1998 is as follows:

                                            WEIGHTED                WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                  1999      EXERCISE      1998      EXERCISE     1997      EXERCISE
                                 SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                ---------   ---------   ---------   --------   ---------   --------
Balance at beginning of
  year.......................   1,195,000   $   14.21   1,086,000    $21.59    1,082,000    $21.85
  Options granted............     188,000       12.99     586,000     11.43       43,000      8.93
  Options canceled...........     (61,000)      14.52    (461,000)    28.13      (30,000)    21.92
  Options exercised..........    (235,000)       9.52     (16,000)     7.00       (9,000)     7.00
                                ---------   ---------   ---------    ------    ---------    ------
Balance at end of year.......   1,087,000   $   15.01   1,195,000    $14.21    1,086,000    $21.59
                                =========   =========   =========    ======    =========    ======
Options exercisable at end of
  year.......................     780,000                 572,000                770,000
                                =========               =========              =========

                                   DECEMBER 31, 1999
----------------------------------------------------------------------------------------
                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ---------------------------------------   ----------------------------
                                   WEIGHTED AVERAGE
                              ---------------------------
                                 REMAINING
    RANGE OF      NUMBER OF   CONTRACTUAL LIFE   EXERCISE   NUMBER OF   WEIGHTED AVERAGE
 EXERCISE PRICE    OPTIONS       (IN YEARS)       PRICE      OPTIONS     EXERCISE PRICE
 --------------   ---------   ----------------   --------   ---------   ----------------
$ 7.00 to
  $10.00........    120,000         6.16          $ 7.91     112,000         $ 7.81
 10.38 to
   13.50........    686,000         5.12           11.62     409,000          11.41
 14.13 to
   23.25........    115,000         4.20           18.09      93,000          18.75
 28.63 to
   37.50........    166,000                                  166,000
                  ---------         4.34           31.98     -------          31.98
$ 7.00 to
  $37.50........  1,087,000                                  780,000
                  =========         5.02          $15.01     =======         $16.15

     The Company applies APBO No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for any stock options in the accompanying Consolidated Financial Statements. Had the Company determined compensation expense based upon the fair value at the date of grant, as determined under Statement No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts as summarized below:

                                                 1999           1998          1997
                                              -----------    ----------    ----------
Pro forma earnings........................    $12,329,000    $$6,554,000   $4,170,000
                                              ===========    ==========    ==========
Pro forma earnings per share..............    $                       .
  Basic...................................    $      1.08    $     $.58    $      .37
                                              ===========    ==========    ==========
  Diluted.................................    $      1.06    $     $.57    $      .37
                                              ===========    ==========    ==========

     The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $7.82, $5.86 and $4.60, respectively, based upon a grant date valuation using the Black-Scholes option pricing model with the following weighted average assumptions in 1999, 1998 and 1997 expected dividend yield of 0.0%, expected volatility of .63, .61 and .64, respectively; risk-free interest rate of 6.4%, 5.5% and 5.7%, respectively; and an average expected option life of 5.4, 5.7 and 4.5 years, respectively.

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

     The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors and during the years ended December 31, 1999, 1998 and 1997, were matched 100% up to 4% of eligible earnings. Company contributions to the plan during the years ended December 31, 1999, 1998 and 1997 were approximately $464,000, $479,000 and $381,000, respectively.

(6) RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999 and 1998, the Company recorded fee income of $5,437,000 and $4,700,000, respectively, related to the consignment sale of vehicles insured by Allstate and recorded sales of $35,044,000 and $35,700,000, respectively, and cost of sales of $31,643,000 and $32,500,000, respectively, related to the purchase of Allstate-insured vehicles under the purchase-agreement method.

(7) COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases with related and nonrelated parties, which expire through December 2009. Rental expense for the years ended December 31, 1999, 1998 and 1997, respectively, aggregated $12,177,000, $9,935,000 and $10,035,000, respectively, (of which $1,110,000, $1,031,000 and $966,000 pertained to leases with related parties in 1999, 1998 and 1997, respectively).

     Minimum annual rental commitments for the next five years under noncancelable leases at December 31, 1999 are as follows:

                                                          UNRELATED      RELATED
                                                            PARTY         PARTY
                                                          ---------      -------
Year ending December 31:
  2000...............................................    $ 9,096,000    $  971,000
  2001...............................................      7,903,000       971,000
  2002...............................................      7,420,000       526,000
  2003...............................................      5,875,000       248,000
  2004...............................................      3,764,000       248,000
  Thereafter.........................................      3,444,000       207,000
                                                         -----------    ----------
                                                         $37,502,000    $3,171,000
                                                         ===========    ==========

     The Company has purchase agreements with certain insurance company suppliers, which expire at various intervals over the next two years. The Company's largest supplier accounted for 16% of the Company's supply of vehicles sold in 1999, 17% in 1998 and 19% in 1997. The second largest supplier accounted for 14%, 13% and 10% of the Company's supply of vehicles sold in 1999, 1998 and 1997, respectively. A third supplier accounted for 13%, 14% and 17% of the Company's supply of vehicles sold in 1999, 1998 and 1997, respectively.

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

     A one-percentage point increase or decrease in the assumed health care cost trend rate for each future year would not have a material impact on the Accumulated Postretirement Benefit Obligation or the income recognized relative to the Plan in 1999. The assumed discount rate used to determine the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1999 and 1998 was 7.8% and 6.5%, respectively. The Company recorded income of approximately $169,000, $168,000 and $162,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

     The Accumulated Postretirement Benefit Obligation (APBO) is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is included in the footnote disclosure. For retirees, it is the present value of all benefits expected to be paid from the plan.

     Reconciliation of funded status as of December 31,

                                                           1999           1998
                                                        -----------    -----------
Medical.............................................    $  (840,000)   $  (927,000)
Life Insurance......................................       (327,000)      (361,000)
                                                        -----------    -----------
Total APBO..........................................     (1,167,000)    (1,288,000)
Plan assets.........................................             --             --
                                                        -----------    -----------
Funded status.......................................     (1,167,000)    (1,288,000)
Unrecognized net loss from past experience..........     (2,011,000)    (2,197,000)
                                                        -----------    -----------
Accrued postretirement benefit cost.................    $(3,178,000)   $(3,485,000)
                                                        ===========    ===========
Reconciliation of accumulated postretirement benefit
  cost:
  Accrued benefit cost..............................    $(3,513,000)   $(3,831,000)
  Income............................................        169,000        168,000
  Contributions/premium paid........................        166,000        178,000
                                                        -----------    -----------
  Accumulated postretirement benefit cost, December
     31,............................................    $(3,178,000)   $(3,485,000)
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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     In addition, McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included current competencies, geographic presence and assets. The $990,000 cost of the project was recorded as a special charge in first quarter 1998.

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

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited financial data for 1999 and 1998 are as follows:

                                               MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                              -----------    -----------    ------------    -----------
1999:
  Net sales...............................    $79,878,000    $82,531,000    $77,014,000     $77,968,000
  Gross profit............................     19,937,000     22,695,000     20,549,000      20,261,000
  Earnings from operations................      5,363,000      7,547,000      5,405,000       5,589,000
  Net earnings............................      2,853,000      4,257,000      3,186,000       3,409,000
  Basic earnings per share................    $       .25    $       .37    $       .28     $       .29
  Diluted earnings per share..............    $       .25    $       .37    $       .27     $        29
                                              ===========    ===========    ===========     ===========
1998:
  Net sales...............................    $68,558,000    $75,400,000    $70,047,000     $73,058,000
  Gross profit............................     16,466,000     19,026,000     16,782,000      18,035,000
  Earnings from operations................      1,963,000      4,938,000      3,197,000       3,983,000
  Net earnings............................        869,000      2,497,000      1,563,000       2,252,000
  Diluted earnings per share(1)...........    $       .08    $       .22    $       .14     $       .20
                                              ===========    ===========    ===========     ===========

---------------

(1) Basic earnings per share is not presented separately as it is the same as diluted earnings per share for each quarter of 1998.

                               INDEX TO EXHIBITS

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
  NO.                                                                          PAGE
-------                                                                    ------------
             Third amendment to Revolving Credit Agreement dated as of
 10.153      March 16, 2000
             Amendment dated as of November 18, 1999 to the Consulting
 10.157      Agreement between
             the Company and Thomas J. O'Malia
 21.1        Subsidiaries of the Registrant
 23.1        Consent of KPMG LLP
 24.1        Power of Attorney
 27.1        Financial Data Schedule