Form 10-Q
period 2000-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 2000-05-15
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

Illinois                                                            95-3790111
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois            60173-3855
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (847) 839-3939
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000:

             Class                              Outstanding April 30, 2000
             -----                              --------------------------
Common Stock, $0.001 Par Value                       11,591,246 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                   PAGE NUMBER
                                                                   -----------

PART I.  FINANCIAL INFORMATION....................................      3

Item 1.  Financial Statements (Unaudited).........................      3

         Condensed Consolidated Balance Sheets
              as of March 31, 2000 and December 31, 1999..........      3
         Condensed Consolidated Statements of Earnings for the
              Three Month Periods ended March 31, 2000 and
              March 31, 1999......................................      4
         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods ended March 31, 2000 and
              March 31, 1999......................................      5
         Notes to Condensed Consolidated Financial Statements.....      6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................      6

Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk...................................     12

PART II.  OTHER INFORMATION.......................................     12

Item 1.  Legal Proceedings........................................     12

Item 2.  Changes in Securities....................................     12

Item 3.  Defaults upon Senior Securities..........................     12

Item 4.  Submission of Matters to a Vote of Security Holders......     12

Item 5.  Other Information........................................     12

Item 6.  Exhibits and Reports on Form 8-K.........................     12

SIGNATURES .......................................................     13

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             MARCH  31,           DECEMBER 31,
                                                2000                  1999
                                           -------------         -------------
                                            (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents             $  14,179,000         $  18,886,000
     Short-term investments                    3,372,000             6,845,000
     Accounts receivable, net                 41,651,000            40,188,000
     Inventories                              12,107,000            11,998,000
     Other current assets                      2,058,000             1,655,000
                                           -------------         -------------
            Total current assets              73,367,000            79,572,000
                                           -------------         -------------


Property and equipment, net                   29,573,000            27,458,000
Investments in marketable securities          17,360,000            11,636,000
Deferred income taxes                          4,250,000             4,338,000
Other assets, principally goodwill, net      129,410,000           125,128,000
                                           -------------         -------------

                                           $ 253,960,000         $ 248,132,000
                                           =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of
       long-term debt                      $     135,000         $     135,000
     Accounts payable                         31,630,000            33,216,000
     Accrued liabilities                       6,860,000             6,306,000
     Income taxes                              3,374,000             1,226,000
                                           -------------         -------------
         Total current liabilities            41,999,000            40,883,000
                                           -------------         -------------

Long-term debt, excluding current
  installments                                20,029,000            20,180,000
Accumulated postretirement benefits
  obligation                                   3,131,000             3,178,000
Deferred income taxes                          9,161,000             8,605,000
                                           -------------         -------------

         Total liabilities                    74,320,000            72,846,000
                                           -------------         -------------

Shareholders' equity:
Preferred stock, par value of
     $.001 per share
Authorized 5,000,000 shares; none issued.              -                     -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares;
     issued and outstanding 11,591,246
     and 11,575,010 shares as of
     March 31, 2000 and December 31,
     1999, respectively                           12,000                12,000
Additional paid-in capital                   135,169,000           134,996,000
Retained earnings                             44,459,000            40,278,000
                                           -------------         -------------

         Total shareholders' equity          179,640,000           175,286,000
                                           -------------         -------------

                                           $ 253,960,000         $ 248,132,000
                                           =============         =============

See accompanying notes to condensed consolidated financial statements.


                                       3
`

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  THREE MONTH PERIODS
                                                     ENDED MARCH 31,
                                                     ---------------
                                                2000                 1999
                                           -------------         -------------
                                                       (UNAUDITED)
Net Sales:
     Vehicle sales                         $  54,964,000         $  51,258,000
     Fee income                               31,996,000            28,620,000
                                           -------------         -------------
                                              86,960,000            79,878,000
Cost and expenses:
     Cost of sales                            63,855,000            59,941,000
     Direct operating expenses                15,018,000            13,624,000
     Amortization of acquisition costs           948,000               950,000
                                           -------------         -------------

         Earnings from operations              7,139,000             5,363,000


Other (income) expense:
     Interest expense                            464,000               494,000
     Interest income                            (411,000)             (225,000)
                                           -------------         -------------

         Earnings before income taxes          7,086,000             5,094,000

Income taxes                                   2,905,000             2,241,000
                                           -------------         -------------

         Net earnings                      $   4,181,000         $   2,853,000
                                           =============         =============

Earnings per share:
     Basic                                 $         .36         $         .25
                                           =============         =============
     Diluted                               $         .35         $         .25
                                           =============         =============

Weighted average shares outstanding:
     Basic                                    11,586,000            11,338,000
     Effect of dilutive securities
         -stock options                          200,000                72,000
                                           -------------         -------------
     Diluted                                  11,786,000            11,410,000
                                           =============         =============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTH PERIODS
                                                     ENDED MARCH 31,
                                           -----------------------------------
                                                2000                  1999
                                           -------------         -------------
Cash flows from operating activities:
Net earnings                               $   4,181,000         $   2,853,000
Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
     Depreciation and amortization             2,384,000             2,223,000
     Gain on disposal of fixed assets            (13,000)               (9,000)
     Change in assets and liabilities
         (net of effects of
         acquired companies):
     (Increase) decrease in:
       Investments, net                       (2,251,000)            2,753,000
       Accounts receivable, net               (1,020,000)           (1,387,000)
       Inventories                              (109,000)           (1,510,000)
       Other current assets                     (403,000)              (40,000)
       Other assets                              111,000               (21,000)
     Increase (decrease) in:
       Accounts payable                       (1,894,000)            3,206,000
       Accrued liabilities                       504,000              (189,000)
       Income taxes payable                    2,792,000             2,167,000
                                           -------------         -------------
         Total adjustments                       101,000             7,193,000
                                           -------------         -------------

     Net cash provided by
       operating activities                    4,282,000            10,046,000
                                           -------------         -------------

Cash flows from investing activities:
   Capital expenditures                       (3,032,000)           (1,946,000)
   Proceeds from disposal of fixed assets         21,000                31,000
   Payments made in connection with
       acquired companies, net of
       cash acquired                          (6,000,000)                    -
                                           -------------         -------------

       Net cash provided by
         investing activities                 (9,011,000)           (1,915,000)
                                           -------------         -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock        173,000                78,000
   Principal payments of long-term debt         (151,000)              (87,000)
                                           -------------         -------------

       Net cash provided by (used in)
         financing activities                     22,000                (9,000)
                                           -------------         -------------

Net (decrease) increase in cash               (4,707,000)            8,122,000

Cash and cash equivalents at
   beginning of period                        18,886,000            11,682,000
                                           -------------         -------------

Cash and cash equivalents at end of period $  14,179,000         $  19,804,000
                                           =============         =============

Supplemental disclosures of cash flow information: Cash paid during the year for:
     Interest                              $     860,000         $     861,000
                                           =============         =============
     Income taxes                          $     112,000         $     111,000
                                           =============         =============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     GENERAL

       The unaudited condensed consolidated financial statements of Insurance Auto Auctions, Inc. and its subsidiaries (collectively, the "Company") have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of the Company, reflect all adjustments (consisting of normal recurring adjustments, except as otherwise described in Note 3) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


2.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

3.     ACQUISITION

         In March 2000, the Company acquired two companies, Wisconsin Auto Auction, L.L.C. of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin, for $6.0 million cash. These acquisitions were accounted for as a purchase, and the results of their operations are included in the Company's consolidated financial statements from the date of acquisition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and the Company's annual report, Form 10K for the fiscal year ended December 31, 1999. Among these risks are legislative acts, changes in the market value of salvage, competition, quality and quantity of inventory available from suppliers, and dependence on key insurance company suppliers.


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

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 52 locations as of March 31, 2000.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

              Net sales of the Company increased to $87.0 million for the three months ended March 31, 2000, from $79.9 million for the same three month period in 1999, a 9% increase. This included a 7% increase in vehicle sales for cars sold under a purchase agreement and a 12% increase in fee income versus the prior year. Auction proceeds increased to $175.7 million in the first quarter of 2000 from $166.0 million in the comparable period in 1999.

              For the first quarter of 2000, the percentage of sale method accounted for 18% of total units sold versus 14% for the same period in 1999. The purchase agreement method of sales accounted for 28% of total units sold, the same as first quarter 1999.

              Gross profit increased 16% to $23.1 million for the three months ended March 31, 2000, from $19.9 million for the same period in 1999. The increase in gross profit is the result of higher volumes and increased gross profit per unit compared to the same period of 1999. The increase in gross profit per unit is primarily the result of the continued rollout of several gross profit enhancement initiatives.

              Direct operating expenses increased to $15.0 million for the three months ended March 31, 2000, from $13.6 million for the same period in 1999. The increase is the result of higher earned management incentives, increased facility related costs and a general increase in operating expenses due to increased vehicle enhancement services.

              Interest expense was $0.5 million for both the three month periods, March 31, 2000 and 1999. Interest income increased to $0.4 million for the three month period ended March 31, 2000, from $0.2 million for the comparable period in 1999. The increase is the result of an increase in cash equivalents and short-term investments.

              Income taxes increased to $2.9 million for the three months ended March 31, 2000, from $2.2 million for the comparable period in 1999. This increase is the result of the increase in earnings. The Company's effective tax rate for the three months ended March 31, 2000 was 41% versus 44% for the comparable period in 1999. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $4.2 million for the three months ended March 31, 2000, a 47% increase from $2.9 million for the comparable period in 1999.


FINANCIAL CONDITION AND LIQUIDITY

              At March 31, 2000, the Company had current assets of $73.4 million, including $14.2 million of cash and cash equivalents and $3.4 million of short-term investments. Current liabilities were $42.0 million. The Company had working capital of $31.4 million at March 31, 2000, a $7.3 million decrease from December 31, 1999.

              At March 31, 2000, the Company's indebtedness consisted mostly of 8.6% Senior Notes of $20.0 million and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding on the Revolving Line of Credit Facility at March 31, 2000.

              Capital expenditures were approximately $3.0 million for the three months ended March 31, 2000. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

              In March 2000, the Company acquired two companies, Wisconsin Auto Auction, L.L.C. of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin, for $6.0 million cash.

              The Company believes that cash generated from operations and its borrowing capacity under its $15 million revolving line of credit will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

              The Company's operating results have not historically been materially affected by inflation.

OTHER

              On February 16, 2000, an Emery Worldwide DC-8 cargo jet crashed into the Company's facility in Rancho Cordova, California (the "Rancho Branch"). All three Emery crew members died, but there were no injuries or fatalities on the ground.

              Approximately 850 vehicles at the Rancho Branch awaiting sale by the Company were destroyed or damaged by the crash and the ensuing fire ("Inventory Damage"). The Emery plane crash and fire caused the release of hazardous substances at the crash site, necessitating certain environmental remediation activities at the site which are ongoing.

              The Company has made an initial claim with its insurance carrier for the Inventory Damage. In addition, because the Rancho Branch was closed for a brief period after the crash, the Company has made an initial "business interruption" claim with its insurance carrier. The Company believes it has adequate insurance coverage in place to cover these damages.

              The Company also intends to make a claim with its insurance carrier for property damage at the Rancho Branch, including costs of environmental remediation. Coverage under the Company's insurance policies for environmental remediation may, however, be limited and less than necessary to cover all environmental remediation costs. The Company will also seek recovery of one-half of the cost of environmental remediation from the landlord of the Rancho Branch pursuant to the terms of a lease. Environmental investigation and testing of the site has not yet been completed.

              The Company believes that Emery Worldwide and others potentially responsible for the crash (the "Responsible Parties") will ultimately be held responsible for any and all damages, including environmental costs, incurred by the Company as a result of the crash. Accordingly, the Company has not recognized any liability as of March 31, 2000. The Company intends to vigorously pursue any and all claims under applicable law against the Responsible Parties to recover its damages.

              In light of the availability of adequate insurance coverage and its claims against the Responsible Parties, whom the Company believes have adequate financial resources, the Company does not believe the crash will have a material adverse effect on its financial position or future operating results, although no assurance can be given in this regard.


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

              Purchase Agreement Method of Sale. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACVs on which the Company's costs are based reduced the profitability that the Company realizes on purchase agreement contracts. This could occur again if used car prices increase faster than selling prices of salvage vehicles at auction. The Company has renegotiated most of its agreements with certain of these suppliers. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in ACV's that are not accompanied by a comparable increase in sales prices.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The Company had approximately $20.7 million of investments as of March 31, 2000. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.75% to 5.3%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  INAPPLICABLE

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  27.1  Financial Data Schedule

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ending March 31, 2000.

                                  EXHIBIT INDEX
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INSURANCE AUTO AUCTIONS, INC.




Date: May 15, 2000              By:      /s/ Stephen L. Green
      ------------                 --------------------------------------------
                                Name:    Stephen L. Green
                                Title:   Vice President - Finance,
                                         Chief Financial Officer

                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

EXHIBIT NO.
-----------



27.1          Financial Data Schedule