Form 10-Q
period 2000-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2000-08-14
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from _____________________to _______________________


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

                                                        [X]  Yes        [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000:



                 Class                       Outstanding June 30, 2000
                 -----                       -------------------------
        Common Stock, $0.001 Par Value           11,684,091 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.


                                                                                               PAGE NUMBER
                                                                                               -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods ended June 30, 2000 and June 30, 1999.......      3
         Condensed Consolidated Balance Sheets
              as of June 30, 2000 and December 31, 1999.....................................      4
         Condensed Consolidated Statements of Cash Flows for the
              Six Month Periods ended June 30, 2000 and June 30, 1999.......................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     12

PART II. OTHER INFORMATION..................................................................     13

Item 1.  Legal Proceedings..................................................................     13

Item 2.  Changes in Securities..............................................................     13

Item 3.  Defaults upon Senior Securities....................................................     13

Item 4.  Submission of Matters to a Vote of Security Holders................................     13

Item 5.  Other Information..................................................................     13

Item 6.  Exhibits and Reports on Form 8-K...................................................     13

SIGNATURES        ..........................................................................     14

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Month Periods                Six Month Periods
                                                  Ended June 30,                    Ended June 30,
                                                  --------------                    -------------
                                                    (Unaudited)                      (Unaudited)
                                              2000             1999              2000            1999
                                              ----             ----              ----            ----
Net revenues:
     Vehicle sales                       $  50,845,000    $  54,411,000    $ 105,809,000    $ 105,669,000
     Fee income                             33,431,000       28,120,000       65,427,000       56,740,000
                                         -------------    -------------    -------------    -------------
                                            84,276,000       82,531,000      171,236,000      162,409,000
Costs and expenses:
     Cost of sales                          60,089,000       59,836,000      123,944,000      119,777,000
     Direct operating expenses              14,409,000       14,199,000       29,427,000       27,823,000
     Amortization of acquisition costs         985,000          949,000        1,933,000        1,899,000
                                         -------------    -------------    -------------    -------------

         Earnings from operations            8,793,000        7,547,000       15,932,000       12,910,000

Other (income) expense:
     Interest expense                          457,000          493,000          921,000          987,000

     Interest income                          (470,000)        (326,000)        (881,000)        (551,000)
                                         -------------    -------------    -------------    -------------

         Earnings before income taxes        8,806,000        7,380,000       15,892,000       12,474,000

Income taxes                                 3,611,000        3,123,000        6,516,000        5,364,000
                                         -------------    -------------    -------------    -------------

Net earnings                             $   5,195,000    $   4,257,000    $   9,376,000    $   7,110,000
                                         =============    =============    =============    =============

Earnings per share:
     Basic                               $         .45    $         .37    $         .81    $         .62
                                         =============    =============    =============    =============
     Diluted                             $         .44    $         .37    $         .79    $         .62
                                         =============    =============    =============    =============

Weighted average shares outstanding:
     Basic                                  11,634,000       11,421,000       11,610,000       11,381,000
     Effect of dilutive securities -
       stock options                           252,000          179,000          218,000          114,000
                                         -------------    -------------    -------------    -------------
     Diluted                                11,886,000       11,600,000       11,828,000       11,495,000
                                         =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,        December 31,
                                                                               2000              1999
                                                                         ----------------  ----------------
ASSETS                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                             $ 31,448,000      $ 27,186,000
     Short-term investments                                                   8,615,000         6,845,000
     Accounts receivable, net                                                41,580,000        40,188,000
     Inventories                                                             11,692,000        11,998,000
     Other current assets                                                     2,283,000         1,655,000
                                                                           ------------      ------------
         Total current assets                                                95,618,000        87,872,000
                                                                           ------------      ------------


Property and equipment, net                                                  31,403,000        27,458,000
Investments in marketable securities                                          4,162,000         3,336,000
Deferred income taxes                                                         4,493,000         4,338,000
Other assets, principally goodwill, net                                     129,536,000       125,128,000
                                                                           ------------      ------------

                                                                           $265,212,000      $248,132,000
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                $     41,000      $    135,000
     Accounts payable                                                        37,932,000        33,216,000
     Accrued liabilities                                                      6,822,000         6,306,000
     Income taxes                                                             1,617,000         1,226,000
                                                                           ------------      ------------
         Total current liabilities                                           46,412,000        40,883,000
                                                                           ------------      ------------

Long-term debt, excluding current installments                               20,160,000        20,180,000
Accumulated postretirement benefits obligation                                3,087,000         3,178,000
Deferred income taxes                                                         9,493,000         8,605,000
                                                                           ------------      ------------

         Total liabilities                                                   79,152,000        72,846,000
                                                                           ------------      ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                                      --                --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,684,091 and 11,575,010 shares as of June 30, 2000
     and December 31, 1999, respectively                                         12,000            12,000
Additional paid-in capital                                                  136,394,000       134,996,000
Retained earnings                                                            49,654,000        40,278,000
                                                                           ------------      ------------

         Total shareholders' equity                                         186,060,000       175,286,000
                                                                           ------------      ------------

                                                                           $265,212,000      $248,132,000
                                                                           ============      ============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Month Periods
                                                                                        Ended June 30,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                    ----            ----
Cash flows from operating activities:
Net earnings                                                                    $  9,376,000    $  7,110,000
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                 4,790,000       4,484,000
     (Gain) loss on disposal of fixed assets                                         (22,000)        (47,000)
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Investments, net                                                           (2,596,000)     (3,016,000)
       Accounts receivable, net                                                     (826,000)      3,280,000
       Inventories                                                                   306,000        (203,000)
       Other current assets                                                         (628,000)       (152,000)
       Other assets                                                                   30,000         (21,000)
     Increase (decrease) in:
       Accounts payable                                                            4,274,000      (5,634,000)
       Accrued liabilities                                                           419,000         270,000
       Income taxes payable                                                        1,124,000       1,343,000
                                                                                ------------    ------------
         Total adjustments                                                         6,871,000         304,000
                                                                                ------------    ------------

     Net cash provided by operating activities                                    16,247,000       7,414,000
                                                                                ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                           (6,432,000)     (4,021,000)
   Proceeds from disposal of fixed assets                                             88,000          70,000
   Payments made in connection with acquired companies,
     net of cash acquired                                                         (6,925,000)           --
                                                                                ------------    ------------

     Net cash used in investing activities                                       (13,269,000)     (3,951,000)
                                                                                ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                          1,398,000       1,400,000
   Principal payments of long-term debt                                             (114,000)       (203,000)
                                                                                ------------    ------------

Net cash provided by financing activities                                          1,284,000       1,197,000
                                                                                ------------    ------------

Net increase in cash                                                               4,262,000       4,660,000

Cash and cash equivalents at beginning of period                                  27,186,000      11,682,000
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $ 31,448,000    $ 16,342,000
                                                                                ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                   $    860,000    $    860,000
                                                                                ============    ============
     Income taxes                                                               $  5,154,000    $  4,121,000
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

3.     ACQUISITIONS

       In March 2000, the Company acquired two companies, Wisconsin Auto Auction, L.L.C. of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin, for $6.0 million cash. In June 2000, the Company acquired Insurance Salvage Services of South Carolina ("ISS") for $925,000 cash. ISS operated two sites in South Carolina located in Greenville and Charleston. These acquisitions were accounted for as purchases, and the results of their operations are included in the Company's consolidated financial statements from the date of acquisition.

4.     RECLASSIFICATION

       Certain reclassifications have been made to the 1999 financial statements and footnotes to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. Among these risks are legislative acts, changes in the market value of salvage, competition, quality and quantity of inventory available from suppliers, availability of suitable acquisition candidates and dependence on key insurance company suppliers.

OVERVIEW

       The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment ("Percentage Plus"), fixed fee consignment, and purchase agreement. Under the Percentage Plus and fixed fee sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. The Percentage Plus method offers potentially increased profits over fixed fee consignment by providing incentive to both the Company and the salvage provider to invest in vehicle enhancements thereby maximizing the vehicle selling prices. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

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

       Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 54 locations as of June 30, 2000.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

       Net sales of the Company increased to $84.3 million for the three months ended June 30, 2000, from $82.5 million for the same three month period in 1999, a 2% increase. Auction proceeds increased 4.5% to $176.7 million in the second quarter of 2000 from $163.7 million in the comparable period in 1999.

       Fee income increased 19% versus last year. This increase reflects the continued emphasis on converting customers to the Percentage Plus method as well as other profit enhancement initiatives and certain price increases. For the second quarter of 2000, 24% of units sold were under the Percentage Plus method versus 15% in 1999. The purchase agreement method of sales accounted for 26% of total units sold, compared to 29% for the same period last year.

       Gross profit increased 7% to $24.2 million for the three months ended June 30, 2000, from $22.7 million for the same period in 1999. The increase in gross profit is primarily the result of higher volumes and a marginal increase in gross profit per unit compared to the same period of 1999. The increase in gross profit per unit is primarily the result of the continued rollout of several gross profit enhancement initiatives and certain fee increases. The overall increase in gross profit per unit was partially offset by lower per unit profits on purchase agreement vehicles when compared to last years strong gross profit per unit on purchase agreement vehicles.

              Direct operating expenses increased slightly to $14.4 million for the three months ended June 30, 2000, from $14.2 million for the same period in 1999. This increase resulted from acquisitions in Wisconsin and South Carolina which were made in March and June of 2000, respectively and an increased investment in information systems.

              Interest expense was $457,000 for the three month period ended June 30, 2000 versus $493,000 last year. Interest income increased to $470,000 for the three month period ended June 30, 2000, from $326,000 for the comparable period in 1999. The increased interest income is the result of an increase in cash equivalents and short-term investments.

              Income taxes increased to $3.6 million for the three months ended June 30, 2000, from $3.1 million for the comparable period in 1999. This increase is the result of the increase in earnings. The Company's effective tax rate for the three months ended June 30, 2000 was 41% versus 42% for the comparable period in 1999. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $5.2 million for the three months ended June 30, 2000, a 22% increase from $4.3 million for the comparable period in 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

              Net sales of the Company increased to $171.2 million for the six months ended June 30, 2000, from $162.4 million for the same six month period in 1999, a 5% increase. Auction proceeds increased to $352.4 million for the first six months of 2000 from $329.7 million in the comparable period of 1999.

              Fee income increased 15% versus last year. This increase reflects the continued emphasis on converting customers to the Percentage Plus method as well as other profit enhancement initiatives and certain price increases. For the first six months of 2000, 21% of the units sold were on the Percentage Plus method versus 15% in 1999. The purchase agreement sales method of processing accounted for 27% of total units sold versus 29% for the same period in 1999.

               Gross profit increased 11% to $47.3 million for the six months ended June 30, 2000, from $42.6 million for the same period in 1999. The increase in gross profit is the result of higher volumes and increased gross profit per unit compared to the same period of 1999. The increase in gross profit per unit is primarily the result of the continued rollout of several gross profit enhancement initiatives and certain fee increases.

              Direct operating expenses increased to $29.4 million for the six months ended June 30, 2000, from $27.8 million for the same period in 1999. The increase in expenses reflects the acquisitions in Wisconsin and South Carolina which were made in March and June of 2000, respectively. On a same-store basis, expenses increased approximately 4% versus last year reflecting the increased investment in information systems.

              Interest expense decreased slightly to $921,000 for the six months ended June 30, 2000, from $1.0 million for the same period in 1999. Interest income increased to $881,000 for the six month period ended June 30, 2000, from $551,000 for the comparable period in 1999. The increase is the result of an increase in cash equivalents and short term investments.

              Income taxes increased to $6.5 million for the six months ended June 30, 2000, from $5.4 million for the comparable period in 1999. This increase is the result of the increase in earnings. The Company's effective tax rate for the six months ended June 30, 2000 was 41% versus 43% for the comparable period in 1999. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $9.4 million for the six months ended June 30, 2000, a 32% increase from $7.1 million for the comparable period in 1999.

FINANCIAL CONDITION AND LIQUIDITY

              At June 30, 2000, the Company had current assets of $95.6 million, including $31.4 million of cash and cash equivalents and $8.6 million of short-term investments. Current liabilities were $46.4 million. The Company had working capital of $49.2 million at June 30, 2000, a $2.2 million increase from December 31, 1999.

              At June 30, 2000, the Company's indebtedness consisted mostly of 8.6% Senior Notes of $20.0 million and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding on the Revolving Line of Credit Facility at June 30, 2000.

              Capital expenditures were approximately $6.4 million for the six months ended June 30, 2000. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

              In March 2000, the Company acquired two companies, Wisconsin Auto Auction LLC of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin for $6.0 million cash. In June 2000, the Company acquired Insurance Salvage Services ("ISS") of South Carolina for $925,000 cash. ISS operated two sites in South Carolina located in Greenville and Charleston.

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

              The Company also intends to make a claim with its insurance carrier for property damage at the Rancho Branch, including costs of environmental remediation. Coverage under the Company's insurance policies for environmental remediation may, however, be limited and less than necessary to cover all environmental remediation costs. The Company will also seek recovery of one-half of the cost of environmental remediation from the landlord of the Rancho Branch pursuant to the terms of a lease. Environmental remediation of the site has not yet been completed.

              The Company believes that Emery Worldwide and others potentially responsible for the crash (the "Responsible Parties") will ultimately be held responsible for any and all damages, including environmental costs, incurred by the Company as a result of the crash. Accordingly, the Company has not recognized any liability as of June 30, 2000. The Company intends to vigorously pursue any and all claims under applicable law against the Responsible Parties to recover its damages.

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

              Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of salvage vehicles received include the reduction of policy writing by insurance providers which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less-damaged total loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of sale and can have a material adverse effect on the operating results and financial condition of the Company.

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

              Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in above ground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as nonhazardous or hazardous wastes. The Company believes that it is in compliance in all-material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's operating results or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         The Company had approximately $12.8 million of investments as of June 30, 2000. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.55% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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


ITEM 1.  LEGAL PROCEEDINGS.  INAPPLICABLE

ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.

              At the Annual Meeting of Shareholders of the Company held June 21, 2000 the shareholders (i) elected eight directors to serve on the Company's Board of Directors, (ii) approved the adoption of an amendment to the Company's 1991 Stock Option Plan increasing the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares, and (iii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000. Shareholders holding 10,943,686 shares of Common Stock, representing 94.4% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

The vote for nominated directors was as follows:

             Director                 Votes for             Votes Withheld
             --------                 ----------            --------------
      Thomas J. O'Malia               10,161,135               782,551
      Christopher G. Knowles          10,184,115               759,571
      Maurice A. Cocca                10,184,135               759,551
      Susan B. Gould                  10,184,135               759,551
      Peter H. Kamin                  10,183,566               760,120
      Melvin R. Martin                10,184,135               759,551
      Joseph F. Mazzella              10,183,792               759,894
      John K. Wilcox                  10,170,860               772,826

The vote to approve the adoption of an amendment to the Company's 1991 Stock Option Plan was as follows: For: 6,244,319; Against: 2,959,385;
Abstain: 478,491; and Broker Non-Vote: 1,261,491.

The vote for ratifying the appointment of KPMG LLP was as follows: For:
10,941,530; Against: 756; and Withheld: 1,400.

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

              10.1  Amended and Restated 1991 Stock Option Plan

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ending June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INSURANCE AUTO AUCTIONS, INC.




Date: August 14, 2000                       By:      /s/ Stephen L. Green
      ---------------                          --------------------------------
                                            Name:    Stephen L. Green
                                            Title:   Vice President - Finance,
                                                     Chief Financial Officer

                                                     (Duly Authorized Officer
                                                     and Principal Financial
                                                     Officer)

                                  EXHIBIT INDEX




EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.1              Amended and Restated 1991 Stock Option Plan

27.1              Financial Data Schedule


*This item is a management contract or compensating plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.