Form 10-Q
period 2000-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2000-11-14
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ----------------------

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

Illinois                                                             95-3790111
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois             60173-3855
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000:

           Class                              Outstanding September 30, 2000
           -----                              ------------------------------
Common Stock, $0.001 Par Value                          11,715,936

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                   PAGE NUMBER
                                                                   -----------

PART I.  FINANCIAL INFORMATION.....................................      3

Item 1.  Financial Statements (Unaudited)..........................      3

         Condensed Consolidated Statements of Operations for the
              Three Month and Nine Month Periods ended
              September 30, 2000 and September 30, 1999............      3
         Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999.......      4
         Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods ended September 30, 2000
              and September 30, 1999...............................      5
         Notes to Condensed Consolidated Financial Statements......      6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................      6

Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk..........................................     13

PART II.  OTHER INFORMATION........................................     13

Item 1.  Legal Proceedings.........................................     13

Item 2.  Changes in Securities.....................................     13

Item 3.  Defaults upon Senior Securities...........................     13

Item 4.  Submission of Matters to a Vote of Security Holders.......     13

Item 5.  Other Information.........................................     13

Item 6.  Exhibits and Reports on Form 8-K..........................     14

SIGNATURES.........................................................     15

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTH PERIODS            NINE MONTH PERIODS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                            -------------------            -------------------
                                            2000          1999            2000            1999
                                            ----          ----            ----             ----
Net Revenues:
     Vehicle sales                      $ 47,307,000   $ 49,562,000    $153,116,000    $155,231,000
     Fee income                           32,825,000     27,452,000      98,252,000      84,192,000
                                        ------------   ------------    ------------    ------------
                                          80,132,000     77,014,000     251,368,000     239,423,000
Cost and expenses:
     Cost of sales                        58,525,000     56,465,000     182,469,000     176,242,000
     Direct operating expenses            16,587,000     14,195,000      46,014,000      42,018,000
     Amortization of goodwill              1,003,000        949,000       2,936,000       2,848,000
                                        ------------   ------------    ------------    ------------

         Earnings from operations          4,017,000      5,405,000      19,949,000      18,315,000

Other (income) expense:
     Interest expense                        455,000        492,000       1,376,000       1,479,000
     Interest (income)                      (436,000)      (365,000)     (1,317,000)       (916,000)
                                        ------------   ------------    ------------    ------------

         Earnings before income taxes      3,998,000      5,278,000      19,890,000      17,752,000

Income taxes                               1,639,000      2,092,000       8,155,000       7,456,000
                                        ------------   ------------    ------------    ------------

Net earnings                            $  2,359,000   $  3,186,000    $ 11,735,000    $ 10,296,000
                                        ============   ============    ============    ============

Earnings per share:
     Basic                              $        .20   $        .28    $       1.01    $        .90
                                        ============   ============    ============    ============
     Diluted                            $        .20   $        .27    $        .99    $        .89
                                        ============   ============    ============    ============

Weighted average shares outstanding:
     Basic                                11,704,000     11,530,000      11,632,000      11,432,000
     Effect of dilutive securities -
         stock options                       262,000        300,000         227,000         173,000
                                        ------------   ------------    ------------    ------------
     Diluted                              11,966,000     11,830,000      11,859,000      11,605,000
                                        ============   ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      2000           1999
                                                  -------------  -------------
ASSETS                                            (UNAUDITED)

Current assets:
     Cash and cash equivalents                    $  31,052,000  $  27,186,000
     Short-term investments                           5,646,000      6,845,000
     Accounts receivable, net                        45,384,000     40,188,000
     Inventories                                     12,617,000     11,998,000
     Other current assets                             2,477,000      1,655,000
                                                  -------------  -------------
            Total current assets                     97,176,000     87,872,000
                                                  -------------  -------------


Property and equipment, net                          31,659,000     27,458,000
Investments in marketable securities                  3,160,000      3,336,000
Deferred income taxes                                 4,626,000      4,338,000
Other assets, principally goodwill, net             131,913,000    125,128,000
                                                  -------------  -------------

                                                  $ 268,534,000  $ 248,132,000
                                                  =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt       $      36,000  $     135,000
     Accounts payable                                38,858,000     33,216,000
     Accrued liabilities                              6,167,000      6,306,000
     Income taxes                                     1,416,000      1,226,000
                                                  -------------  -------------
         Total current liabilities                   46,477,000     40,883,000
                                                  -------------  -------------

Long-term debt, excluding current installments       20,143,000     20,180,000
Accumulated postretirement benefits obligation        3,044,000      3,178,000
Deferred income taxes                                 9,890,000      8,605,000
                                                  -------------  -------------

         Total liabilities                           79,554,000     72,846,000
                                                  -------------  -------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued.                -              -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued
     and outstanding 11,715,936 and 11,575,010
     shares as of September 30, 2000 and
     December 31, 1999, respectively                     12,000         12,000
Additional paid-in capital                          136,955,000    134,996,000
Retained earnings                                    52,013,000     40,278,000
                                                  -------------  -------------

         Total shareholders' equity                 188,980,000    175,286,000
                                                  -------------  -------------

                                                  $ 268,534,000  $ 248,132,000
                                                  =============  =============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                       NINE MONTH PERIODS
                                                       ENDED SEPTEMBER 30,
                                                      --------------------
                                                      2000            1999
                                                      ----            ----
Cash flows from operating activities:
Net earnings                                      $  11,735,000  $  10,296,000
Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
     Depreciation and amortization                    7,241,000      6,791,000
     Gain on disposal of fixed assets                   (31,000)       (79,000)
     Change in assets and liabilities
     (net of effects of
     acquired companies):
     (Increase) decrease in:
       Short-term investments                         1,375,000     (8,580,000)
       Accounts receivable, net                      (4,288,000)     1,796,000
       Inventories                                     (619,000)    (1,034,000)
       Other current assets                            (822,000)      (587,000)
       Other assets                                    (204,000)        (6,000)
     Increase (decrease) in:
       Accounts payable                              (4,765,000)    (3,183,000)
       Accrued liabilities                             (279,000)        21,000
       Income taxes payable                           1,187,000        555,000
                                                  -------------  -------------
         Total adjustments                            8,326,000     (4,306,000)
                                                  -------------  -------------

     Net cash provided by operating activities       20,060,000      5,990,000
                                                  -------------  -------------

Cash flows from investing activities:
   Capital expenditures                              (8,762,000)    (5,951,000)
   Proceeds from disposal of fixed assets               670,000        107,000
   Payments made in connection with
      acquired companies, net of
      cash acquired                                  (9,925,000)             -
                                                  -------------  -------------

      Net cash used in investing activities         (18,017,000)    (5,844,000)
                                                  -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock             1,959,000      2,269,000
   Principal payments on long-term debt                (136,000)      (320,000)
                                                  -------------  -------------

Net cash provided by financing activities             1,823,000      1,949,000
                                                  -------------  -------------

Net increase in cash and cash equivalents             3,866,000      2,095,000

Cash and cash equivalents at beginning of period     27,186,000     11,682,000
                                                  -------------  -------------

Cash and cash equivalents at end of period        $  31,052,000  $  13,777,000
                                                  =============  =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                     $   1,720,000  $   1,720,000
                                                  =============  =============
     Income taxes                                 $   6,584,000  $   7,001,000
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

3.     ACQUISITIONS

       In March 2000, the Company acquired two companies, Wisconsin Auto Auction, L.L.C. of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin, for $6.0 million cash. In June 2000, the Company acquired Insurance Salvage Services of South Carolina ("ISS") for $925,000 cash. ISS operated two sites in South Carolina located in Greenville and Charleston. In July 2000, the Company acquired Auto City Auto Recovery ("ACAR") of Detroit, Michigan for $3.0 million cash. ACAR's operations will be integrated into the Company's existing operations in the Detroit marketplace. These acquisitions were accounted for under the purchase method of accounting for business combinations, and the results of their operations are included in the Company's consolidated financial statements from their respective dates of acquisition.

4.     RECLASSIFICATIONS

       Certain reclassifications have been made to the 1999 financial statements and footnotes to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report on Form 10-Q contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and the Company's annual report on Form 10-K for the fiscal year ended

December 31, 1999. Among these risks are: conducting business pursuant to the purchase agreement method of sale; fluctuations in the actual cash value of salvage vehicles; the ability to successfully renegotiate existing purchase agreement contracts; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; that the Company's towing business will reach forecasted levels of profitability; legislative or regulatory acts; changes in the market value of salvage; competition; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; dependence on key insurance company suppliers; and the level of energy and labor costs.

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

              Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the Actual Cash Value ("ACV") to purchase the vehicle. ACV's are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Because the Company's purchase price is fixed by contract, changes in ACV's or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACV's are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. To mitigate these risks, the Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

              Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 56 locations as of September 30, 2000.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

              Net revenues of the Company increased to $80.1 million for the three months ended September 30, 2000, from $77.0 million for the same three month period in 1999. Unit volume increased 12%, compared to the same period in 1999.

              Gross profit increased 5% to $21.6 million for the three months ended September 30, 2000, from $20.5 million for the same period in 1999. The Company's gross profit for the quarter was adversely affected by a temporary slow down in the processing of titles in some key areas of the country that had resulted from a change in DMV titling procedures in New Jersey and an internal reorganization by one of the Company's largest customers. Substantial progress has been made in resolving these issues. Gross profit per unit of $162 for the three months ended September 30, 2000 was 6% lower than for the comparable period of 1999. The decrease in gross profit per unit has been primarily the result of (i) a decrease in the profitability of vehicles sold under purchase agreement contracts. This decrease was primarily caused by an increase in Actual Cash Values ("ACVs") without a corresponding or proportional increase in average sales prices. This problem is continuing and is the basis of the Company's effort to reduce units sold under purchase contracts, (ii) less than targeted levels of profitability for the Company's towing initiative. Driver shortages, increases in fuel and labor costs and other logistical issues have all had a negative impact on the success of this initiative. The Company remains committed to the towing initiative and continues to work on resolving the profitability issues, although it has slowed implementation through 2001, and (iii) increased tow charges from outside tow contractors due primarily to higher fuel and labor costs. The Company is attempting to pass these cost increases on in most cases to its customers, however, as of the end of the third quarter, this had not yet been fully accomplished.

              Direct operating expenses increased to $16.6 million for the three months ended September 30, 2000, from $14.2 million for the same period in 1999. This increase is partially a result of the Company's acquisitions in Wisconsin, South Carolina and Michigan, which were made in March, June and July of 2000, respectively, along with generally higher facility, labor and training related expenses. Direct operating expenses per unit increased to $125 for the three months ended September 30, 2000, as compared to $119 for the same period in 1999.

              Interest expense decreased to $455,000 for the three months ended September 30, 2000, from $492,000 for the same period in 1999. Interest income increased to $436,000 for the three month period ended September 30, 2000, from $365,000 for the comparable period in 1999 reflecting higher levels of cash equivalents and short-term investments due to strong cash flow from operations in 2000.

              Income taxes decreased to $1.6 million for the three months ended September 30, 2000, from $2.1 million for the comparable period in 1999. This decrease is the result of a decrease in earnings, slightly offset by an increase in the Company's effective tax rate for the three months ended September 30, 2000 to 41% versus 40% for the comparable period in 1999. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $2.4 million for the three months ended September 30, 2000, a 26% decrease from $3.2 million for the comparable period in 1999.


Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

              Net revenues of the Company increased to $251.4 million for the nine months ended September 30, 2000, from $239.4 million for the same nine month period in 1999, a 5% increase. This is the result of an increase in the number of units sold, as compared to the same period in 1999, and increased fee revenues including increased buyer fees and the continued roll out of our profitability enhancement initiatives.

              Fee income increased 17% versus last year. This increase reflects the continued emphasis on converting customers to the Percentage Plus method as well as other enhancement initiatives and certain price increases. For the first nine months of 2000, 23% of the units sold were on the Percentage Plus method versus 16% in 1999. The Purchase Agreement sales method of processing accounted for 26% of the total units sold versus 29% for the same period in 1999.

              Gross profit increased 9% to $68.9 million for the nine months ended September 30, 2000, from $63.2 million for the same period in 1999. Gross profit per unit of $174 for the nine months ended September 30, 2000 was 2% higher than for the comparable period of 1999.

              Direct operating expenses increased to $46.0 million for the nine months ended September 30, 2000, from $42.0 million for the same period in 1999. Direct operating expenses per unit increased to $116 for the nine months ended September 30, 2000, as compared to $114 for the same period in 1999. This increase in direct operating expense per unit is reflective of higher facility, labor and training related expenses.

              Interest expense decreased to $1.4 million for the nine months ended September 30, 2000, from $1.5 million for the same period in 1999. The change in interest expense was attributable to a decrease in long-term debt as a result of the Company's repayment in 1999 of several notes payable to sellers related to certain acquisitions. Interest income increased to $1.3 million for the nine month period ended September 30, 2000, from $916,000 for the comparable period in 1999. The increase is the result of an increase in cash equivalents and short-term investments.

              Income taxes increased to $8.2 million for the nine months ended September 30, 2000, from $7.5 million for the comparable period in 1999. This increase is the result of the increase in earnings. The Company's effective tax rate for the nine months ended September 30, 2000 was 41% versus 42% for the comparable period in 1999. The effective tax rate is subject to ongoing review and evaluation by the Company.

              The Company's net earnings were $11.7 million for the nine months ended September 30, 2000, a 14% increase from $ 10.3 million for the comparable period in 1999.

FINANCIAL CONDITION AND LIQUIDITY

              At September 30, 2000, the Company had current assets of $97.2 million including $31.1 million of cash and cash equivalents and $5.6 million of short-term investments. Current liabilities were $46.5 million. The Company had working capital of $50.7 million at September 30, 2000, a $3.7 million increase from December 31, 1999.

              At September 30, 2000, the Company's indebtedness consisted mostly of 8.6% Senior Notes of $20.0 million and amounts due to the sellers related to certain acquisitions. There were no borrowings outstanding on the Revolving Line of Credit Facility at September 30, 2000.

              Capital expenditures were approximately $8.8 million for the Nine months ended September 30, 2000. These capital expenditures primarily included upgrading and expanding the Company's management information system and the Company's facilities. The Company currently leases most of its facilities and other properties.

              In March 2000, the Company acquired two companies, Wisconsin Auto Auction LLC of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin for $6.0 million cash. In June 2000, the Company acquired Insurance Salvage Services ("ISS") of South Carolina for $925,000 cash. ISS operated two sites in South Carolina located in Greenville and Charleston. In July 2000, the Company acquired Auto City Auto Recovery ("ACAR") of Detroit, Michigan for $3.0 million cash. ACAR's operations will be integrated into the Company's existing operations in the Detroit marketplace.

              On September 7, 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of September 30, 2000, the Company had not purchased any shares pursuant to this authorization.

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

              The Company also intends to make a claim with its insurance carrier for property damage at the Rancho Branch, including costs of environmental remediation. Coverage under the Company's insurance policies for environmental remediation may, however, be limited and less than necessary to cover all environmental remediation costs. The Company will also seek recovery of one-half of the cost of environmental remediation from the landlord of the Rancho Branch pursuant to the terms of a lease. Environmental remediation of the site has been completed.

              The Company believes that Emery Worldwide and others potentially responsible for the crash (the "Responsible Parties") will ultimately be held responsible for any and all damages, including environmental costs, incurred by the Company as a result of the crash. Accordingly, the Company has not recognized any liability as of September 30, 2000. The Company intends to vigorously pursue any and all claims under applicable law against the Responsible Parties to recover its damages.

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

              Purchase Agreement Method of Sale. Under the purchase agreement method, the Company generally pays its insurance company customers a pre-determined percentage of the actual cash value ("ACV") to purchase the vehicle. ACVs are the estimated pre-accident fair value of the vehicle. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. The Company has entered into a number of purchase agreements, including agreements with its most significant insurance suppliers, that obligate the Company to purchase most salvage vehicles offered to it at a formula percentage of ACV. From 1993 to 1996, increased ACVs on which the Company's costs are based reduced the profitability that the Company realized on purchase agreement contracts. Beginning late in the second quarter of 2000 and continuing through the end of the third quarter, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sales (auction) prices in certain parts of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts that are designed to provide some protection to the Company and its customers from certain unexpected, significant changes in ACV's that are not accompanied by a comparable increase in sales prices. In addition, the Company has renegotiated certain purchase agreements, converting them to either the Percent of Sale or Fixed Fee Consignment method of sale.

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

              Current and Pending Accounting Changes. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No 133, as amended, in the first quarter of 2001; however, the Company does not feel that the adoption will have a material affect on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company had approximately $8.8 million of investments as of September 30, 2000. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.55% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

         The Company has senior notes payable of $20.0 million at an interest rate of 8.6%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.


PART II.  OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS.  INAPPLICABLE

ITEM 2.  CHANGES IN SECURITIES.  INAPPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  INAPPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  INAPPLICABLE

ITEM 5.  OTHER INFORMATION.  INAPPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (A)   EXHIBITS.

              27.1     Financial Data Schedule

        (B) REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K on August 31, 2000 to report that third quarter earnings were expected to be below analysts' expectations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INSURANCE AUTO AUCTIONS, INC.




Date: November 14, 2000           By:    /s/ Stephen L. Green
      -----------------              -----------------------------------------
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