Form 10-K
period 2000-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 2001-04-02
CIK 880026

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19594

                                 --------------


                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of Registrant as specified in its charter)


            ILLINOIS                                           95-3790111
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

                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $0.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq Stock Market(R) on March 20, 2001) held by non-affiliates of the Registrant as of March 20, 2001 was approximately $45,195,000 For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 20, 2001, the Registrant had outstanding 11,732,935 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         None

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are: conducting business pursuant to the purchase agreement method of sale; changes in the market value of salvage; fluctuations in the actual cash value of salvage vehicles; the ability to successfully renegotiate existing purchase agreement contracts; the quality and quantity of inventory available from suppliers; competition; the ability to pass through increased towing costs; dependence on key insurance company suppliers; delays or changes in state title processing; general weather conditions; legislative or regulatory acts; that vehicle processing time will improve; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; that the Company's towing business will reach forecasted levels of profitability and the level of energy and labor costs.


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

     Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations and opened up greenfields in strategic locations, resulting in a network of 58 salvage pools in 24 states as of December 31, 2000. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee and percentage of sale consignment arrangements. In 2000, approximately 50% of the vehicles processed by IAA were sold under the fixed fee consignment method, 24% were sold under the percentage of sale consignment method, and 26% were sold under the purchase agreement method.

     The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the

Company's revenues. In 2000, vehicles supplied by the Company's three largest suppliers accounted for approximately 40% of the Company's unit sales. The aggregate number of vehicles supplied in 2000 by the Company's three largest suppliers increased from 1999. However, due to a significant increase in vehicles supplied by other customers, the percent of total units sold for the Company's three largest customers decreased. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate Insurance ("Allstate"), each accounted for approximately 14%, 14%, and 12% respectively, of the Company's 2000 unit sales.


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


IAA PERCENTAGE OF SALE CONSIGNMENT METHOD

     Under the Percentage of Sale consignment method, the insurance company receives a negotiated percentage of the vehicle-selling price. With this method of sale, the Company acts as an agent for the insurance company. As agent, the Company arranges for the salvage vehicle to be towed to its facility and processes the car for sale. The percentage of sale consignment method provides suppliers with potentially greater upside since IAA's fees are tied to selling prices and IAA has, thus, more incentive to invest in improvements to salvage vehicles to maximize sales prices. The Company offers two types of percentage of sale agreements. The Percentage Plan is a straight percentage of sale agreement that includes vehicle enhancements as part of the selling price-based fee. The Percentage-Plus Plan offers a lower percentage of sale fee combined with discounted pricing for enhancement services. Approximately 24% and 16% of the vehicles processed by the Company were sold under the percentage of sale consignment method in 2000 and 1999, respectively. The Company, in 1998, designated the percentage of sale consignment method its preferred type of salvage provider agreement. Accordingly, the Company expects the percent of vehicles sold under this type of contract to total vehicles sold to increase.


IAA PURCHASE AGREEMENT METHOD

     Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle), depending on the vehicle's age and certain other conditions including whether the vehicle is a total loss or recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. In 2000 and 1999 respectively, approximately 26% and 28% of the units processed by IAA were processed through the purchase agreement method of sale.

IAA FIXED FEE CONSIGNMENT SALE METHOD

     Approximately 50% of the Company's vehicles for the year ended December
31, 2000 were sold on the fixed fee consignment method of sale, compared with 56% in 1999. As under the percentage of sale consignment method, the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. Under this method of disposal, the Company charges fees to the insurance company supplier, typically including a towing fee, a title processing fee and a storage and salvage sales fee. Since the Company does not own the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.


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

     In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop and improve service time to the policyholder, the Company and certain of its insurance company suppliers have established vehicle inspection centers ("VICs") at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at an IAA site that is operated by the insurance company. Suspected total loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the vehicle is totaled by the insurance company, the vehicle can easily be moved to IAA's vehicle storage area. If the vehicle is not totaled, it is promptly delivered to the insurer's selected repair facility. IAA also provides video imaging as a service to its customers, digitizing pictures of the damaged cars and electronically displaying them to insurance adjusters in their office.

     After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by IAA. For most vehicles stored at our facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds and decreasing the suppliers' administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle. The Company generally holds auctions every week or bi-weekly in all of its locations. The auction is either live or sealed bid. Auction lists can be viewed on-line on the Company's Internet website where buyers can review all vehicles at a location or search for specific vehicles.

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

     The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements such as the percentage of sale consignment method. The Company is also promoting its Run & DriveSM service whereby certain salvage vehicles are driven during the auction demonstrating to buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns to both the Company and the salvage provider.

     Continued Market Penetration Through Acquisitions

     Since the Company's initial public offering in November 1991, the Company has acquired additional pool operations across the United States to offer better national coverage to its insurance company customers. The Company currently operates 58 salvage pools in 24 states.

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

     Electronic Data Interchange and Electronic Funds Transfer, (EDI/EFT) facilitates faster, more accurate service from assignment and vehicle pickup through sale and final settlement. EDI helps minimize insurance staff involvement, lowers error rates and diminishes administrative requirements through direct communication between IAA's system and the insurance company's computer system. EDI/EFT electronically expedites the total-loss recovery process. Less manual intervention combined with faster, more accurate service quickly translates into quicker turnaround on the final settlement.

     SurePay(R) is IAA's electronic funds transfer service that improves the speed and accuracy of the billing and final settlement process by automatically depositing salvage proceeds directly into our customers' bank account.

     The IAA Auction Center at www.iaaI-BID.comSM is an on-line Internet-based bidding forum to preview and bid on salvage vehicles at all IAA facilities throughout the United States. It provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search of specific vehicles within the auction system, and special "Flood" or other catastrophe auction notification. Higher returns are driven by broader market exposure and increased competitive bidding.


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

     The Company sells the majority of its vehicles through live auctions.
IAA maintains databases which currently contain information regarding nearly 20,000 registered buyers. No single buyer accounted for more than 10% of the Company's net sales in 2000. The Company generally accepts cash, money orders, cashier's checks, wire transfers and pre-approved checks, at the time the vehicle is picked up. Vehicles are sold "as is" and "where is." Sales notices listing the vehicles to be auctioned on a particular day at a particular location are generally mailed, faxed or available online on the Company's Internet website to the Company's buyers in advance of the auction. Such notices list the rules of the auction and details about the vehicle, including the year and make of the vehicle, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Internet site at www.iaai.com.


COMPETITION

     Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has been going through a period of consolidation, however, and the Company believes its principal publicly-held competitor is Copart, Inc. ("Copart"). Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. The Company attempts to differentiate itself from its competition through the wide range and quality of services it provides to its insurance customers and buyers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.


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


EMPLOYEES

     At December 31, 2000, the Company employed 863 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include: fluctuations in ACVs of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can effect the number of vehicles received include: reduction of policy writing by insurance providers which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less damaged total loss vehicles that tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the

Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

     Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has recently experienced consolidation, however, and the Company believes its principal publicly-held competitor is Copart. Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

     Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2000, vehicles supplied by the Company's three largest suppliers accounted for approximately 40% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 14%, 14%, and 12%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

     Purchase Agreement Method of Sale. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's ACV, depending on the vehicle's age and certain other conditions including whether the vehicle is a total loss or recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle.

     From 1993 to 1996, increased ACVs reduced the profitability that the Company realized on purchase agreement contracts. Beginning late in the second quarter of 2000 and continuing into early 2001, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auction in certain parts of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The

Company has included adjustment and risk-sharing clauses in certain of its purchase agreement contracts to provide some protection to the Company and its customers from unexpected, significant changes in ACVs that are not accompanied by a comparable increase in sales prices. In addition, the Company has renegotiated certain purchase agreements, converting them to either the Percent of Sale or Fixed Fee Consignment method of sale.

     In 2000 and 1999 respectively, approximately 26% and 28% of the units processed by IAA were processed through the purchase agreement method of sale. The Company expects that approximately 20% of total units sold in 2001 will be sold under the purchase agreement method of sale.

     Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect of the Company's operating results and financial condition.

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

     Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent, among other things, on the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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


ITEM 2.  PROPERTIES.

     The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The lease on the office space in Schaumburg expires in May 2004. The Company and its subsidiaries also lease approximately 52 properties in Alabama, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The Company owns 6 properties located in Illinois, Kansas, Massachusetts, New York and Texas. Most of these properties are used primarily for auction and storage purposes. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available as required.



ITEM 3.  LEGAL PROCEEDINGS.

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol IAAI. The following table sets forth the range of high and low per share sales information, available on Nasdaq OnlineSM for each quarter of 2000 and 1999. At March 20, 2001, the Company had 213 holders of record of its Common Stock, approximately 960 beneficial owners and 11,732,935 shares outstanding.



                              FISCAL 2000              FISCAL 1999
                              -----------              -----------
                            HIGH        LOW           HIGH        LOW
                            ----        ---           ----        ---

         First Quarter     $16.88      $13.56        $13.13     $ 10.00

         Second Quarter     24.63       13.94         16.19       11.94

         Third Quarter      23.88       14.13         19.75       14.06

         Fourth Quarter     16.14        8.13         16.75       11.75

     The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's financing agreements limit the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The tables below summarize the Selected Consolidated Financial Data of the Registrant as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected consolidated financial data presented below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG LLP, independent certified public accountants, whose report is included herein covering the Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000. The statement of earnings data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited Consolidated Financial Statements not included herein.


                                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            2000            1999            1998           1997           1996
                                         ------------    -----------     -----------    -----------    ------------
                                                        (in thousands except per share amounts)
    Selected Statement of Earnings
    Data:

    Net sales                              $333,176      $  317,391      $  287,063       $259,325      $281,893
    Earnings from operations(1)              17,894          23,904          14,081          9,756         7,190
    Net earnings                             10,489          13,705           7,181          4,495         3,102
    Earnings per
       common share (2)                         .88            1.18             .63            .40           .27
    Weighted average common
       shares outstanding (2)                11,950          11,623          11,437         11,337        11,333


                                                                AS OF  DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            2000            1999            1998           1997           1996
                                         ------------    -----------     -----------    -----------    ------------
                                                                       (in thousands)
    Selected Balance Sheet Data:

    Working capital                      $   53,204      $   46,989      $   26,593     $  25,708      $  21,665
    Total assets                            265,707         248,132         227,543       224,777        226,981
    Long-term debt, excluding
       current installments                  20,141          20,180          20,315        20,246         26,670
    Total shareholders' equity              187,741         175,286         158,755       151,212        146,589


    (1)   Amount includes special charges of $4,772,000, $1,564,000, $750,000, and $1,395,000 in 2000, 1998, 1997 and 1996, respectively.

    (2) Earnings per share and weighted average common shares outstanding are presented on a diluted basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Among these risks are: conducting business pursuant to the purchase agreement method of sale; changes in the market value of salvage; fluctuations in the actual cash value of salvage vehicles; the ability to successfully renegotiate existing purchase agreement contracts; the quality and quantity of inventory available from suppliers; competition; the ability to pass through increased towing costs; dependence on key insurance company suppliers; delays or changes in state title processing; general weather conditions; legislative or regulatory acts; that vehicle processing time will improve; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; that the Company's towing business will reach forecasted levels of profitability and the level of energy and labor costs.

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

     Under the purchase agreement method, IAA generally pays the insurance company a pre-determined percentage of the ACV to purchase the vehicle. ACVs are the estimated pre-accident fair value of a vehicle, adjusted for additional equipment, mileage and other factors. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. However, if increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. To mitigate these risks, the Company has adjustment and risk-sharing clauses in its standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship.

     The Company began renegotiating many of its purchase agreement contracts in 1999 and continued this process in 2000. The Company seeks to renegotiate certain others in 2001. The Company has added adjustment and risk-sharing clauses to its new standard purchase agreement contracts designed to provide some protection to the Company and its customers from certain unexpected, significant changes in the ACV/salvage price relationship. These renegotiated agreements, although less profitable in some cases than the purchase agreements they replace, help to provide the Company with a more stable revenue from quarter-to-quarter.

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 58 locations as of February 28, 2001.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Net revenues of the Company increased to $333.2 million for the year ended December 31, 2000, from $317.4 million in 1999, a 5% increase. Vehicle sales revenue reflected a decrease in the average selling price of cars sold under purchase agreements. Purchase agreement volume was flat when compared to 1999. Fee income increased 18% in 2000 versus 1999 reflecting increases in both volume and revenues per unit.

     Gross profit increased 7.1% to $89.4 million for the year ended
December 31, 2000, compared to $83.4 million in 1999. The increase in gross profit dollars is the result of increased unit volumes offset by lower gross profit per unit for the year. The decline in gross profit per unit occurred in the second half of the year and resulted from a combination of factors that include (i) regional title processing difficulties, (ii) a decrease in the profitability of vehicles sold under purchase agreement contracts, (iii) a shortfall in profitability associated with the Company's towing initiative, and
(iv) increased tow charges stemming from higher fuel and labor cost. Approximately 24% of vehicles sold in 2000 were sold under the percentage of sale consignment method versus 16% for the same period last year. The purchase agreement sales method of processing accounted for 26% of total volume, compared with 28% for the same period in 1999.

     Direct operating expenses increased to $62.8 million for the year ended December 31, 2000, versus $55.7 million in 1999. The increase is primarily a result of (i) legal and consulting fees associated with the Company pursuing various strategic alternatives, (ii) expenses related to the Company upgrading its computer systems, (iii) an increase in variable costs due to the higher 2000 volume and (iv) increased facility costs.

     The Company recorded a special charge of $4.8 million during the fourth quarter of 2000. The $4.8 million charge includes $3.0 million associated with the abandonment or disposal of computer hardware and software, $1.2 million to cover expenses related to the February 2000 plane crash that damaged the Company's facility in Rancho Cordova, California and $600,000 of other miscellaneous special charges. The after-tax charge of $2.8 million does not require any additional cash outflow.

     Interest expense decreased to $1.8 million for the year ended December 31, 2000, from $2.0 million in 1999. Interest income increased to $1.7 million for the year ended December 31, 2000, from $1.3 million in 1999 reflecting higher levels of cash equivalents and short-term investments due to continued strong cash flow from operations in 2000.

     Income taxes decreased to $7.3 million for 2000, from $9.5 million for 1999. This decrease is the result of the decrease in earnings. The Company's effective tax rate for the years 2000 and 1999 was 41%.

     The Company's net earnings were $10.5 million, after special charges, for the year ended December 31, 2000, a 23% decrease from $13.7 million for the comparable period in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Net sales of the Company increased to $317.4 million for the year ended December 31, 1999, from $287.1 million in 1998, an 11% increase. Vehicle sales revenue reflected an increase in the average selling price of cars sold under purchase agreements. Purchase agreement volume was flat when compared to 1998. Fee income increased 18% in 1999 versus 1998 reflecting increases in both volume and revenues per unit.

     Gross profit increased 19% to $83.4 million for the year ended December
31, 1999, compared to $70.3 million in 1998. The increase in gross profit dollars was largely due to improved gross profit on a per unit basis. The increase in gross profit per unit has been primarily the result of (i) the implementation and faster than expected rollout of the Company's gross profit enhancement initiatives, including the conversion of fixed-fee consignment contracts to the generally more profitable percent of sale contract type, and
(ii) the Company's focus on increasing the number and variety of vehicle enhancement services. Approximately 16% of vehicles sold in 1999 were sold under the percent of sale method versus 8% for the same period last year. The purchase agreement sales method of processing accounted for 28% of total volume, compared with 30% for the same period in 1998.

     Direct operating expenses increased to $55.7 million for the year ended December 31, 1999, versus $50.9 million in 1998. The increase reflects higher labor costs associated with the increased number of vehicle enhancement services, an increase in variable costs due to the higher 1999 volume and increased facility costs.

     Interest expense decreased to $2.0 million for the year ended December 31, 1999, from $2.1 million in 1998. Interest income increased to $1.3 million for the year ended December 31, 1999, from $797,000 in 1998 reflecting higher levels of cash equivalents and short-term investments due to strong cash flow from operations in 1999.

     Income taxes increased to $9.5 million for 1999, from $5.6 million for 1998. This increase is the result of the increase in earnings, offset by a decrease in the Company's effective tax rate from 44% in 1998 to 41% for 1999.

     The Company's net earnings were $13.7 million for the year ended December 31, 1999, a 91% increase from $7.2 million, after special charges, for the comparable period in 1998.

FINANCIAL CONDITION AND LIQUIDITY

     At December 31, 2000, the Company had current assets of $97.6 million, including $31.0 million of cash and cash equivalents, current liabilities of $44.4 million and working capital of $53.2 million, a $6.2 million increase from December 31, 1999.

     At December 31, 2000, the Company's indebtedness included 8.6% Senior Notes of $20.0 million that mature in 2002 and other debt aggregating $178,000, which bears interest at 8.0%. The Company's $15.0 million revolving credit facility will expire on April 1, 2001. The Company is currently considering alternatives for a new revolving credit facility.

     Long-term liabilities include a post-retirement benefits liability that relates to the Company's prior acquisition of Underwriters Salvage Company. The amount recorded at December 31, 2000 for the post-retirement benefits liability is approximately $3.0 million.

     Capital expenditures were approximately $12.2 million for the year ended December 31, 2000. These capital expenditures included upgrading and expanding the Company's facilities and management information systems. The Company currently leases certain equipment, most of its facilities and other properties.

     In March 2000, the Company acquired two companies, Wisconsin Auto Auction LLC of Milwaukee and Valley Auto Pool, Inc. of Appleton, Wisconsin for an aggregate of $6.0 million cash. In June 2000, the Company acquired Insurance Salvage Services ("ISS") of South Carolina for $925,000 cash. ISS operated two sites in South Carolina located in Greenville and Charleston. In July 2000, the Company acquired Auto City Auto Recovery ("ACAR") of Detroit, Michigan for $3.0 million cash. ACAR's operations will be integrated into the Company's existing operations in the Detroit marketplace.

     On September 7, 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of December 31, 2000, the Company had not purchased any shares pursuant to this authorization.

     The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for at least the next twelve months. Part of the Company's plan is continued growth possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

     The Company's operating results have not historically been materially affected by inflation.

OTHER

     On February 16, 2000, an Emery Worldwide DC-8 cargo jet crashed into the Company's facility in Rancho Cordova, California. Although no buildings were affected, approximately 850 vehicles at the branch were either damaged or destroyed. In addition, the plane crash caused the release of hazardous substances at the crash site, requiring certain environmental remediation activities.

     The Company made a claim with its insurance carrier for inventory damage, business interruption and property damage. At December 31, 2000, IAA had received approximately $1.0 million from its insurance carrier related to these claims. The Company's insurance policy is limited for environmental remediation expenses and is more than likely not sufficient to cover all costs. As of December 31, 2000, the Company had incurred approximately $1.1 million of expenses related to environmental remediation related to the crash.

     Pursuant to the terms of the Company's lease at this facility, IAA is seeking recovery of one-half of the cost of environmental remediation from the property's landlord. Environmental remediation at the site has been completed.

     The Company believes that it has pursued all avenues of reimbursement for expenses incurred to date. In spite of this effort, IAA believes that at December 31, 2000, it is probable that not all expenses incurred will be reimbursed. As such, the Company increased its reserves by $1.2 million. This amount is included within the "Special Charge" for the fourth quarter.

     New Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for differently depending on the use of a derivative and whether it qualifies for hedge accounting. The Company does not have any derivative instruments or engage in hedging activities that are subject to the provisions of SFAS No. 133.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has approximately $7.1 million of investments as of December 31, 2000. These investments consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.55% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

     The Company has senior notes payable of $20 million at an interest rate of 8.6%. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14(a) for an index to the financial statements which are attached hereto.

     See Footnote 10 to the Consolidated Financial Statements for the supplementary financial information.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

     Set forth below is information regarding the Directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were or are selected as Directors and their ages as of March 31, 2001:

                                                                 YEAR FIRST
                                                                 ELECTED OR
              DIRECTORS                           AGE       APPOINTED DIRECTOR
              ---------                           ---       ------------------

  Joseph F. Mazzella.......................        49             1999
  Thomas C. O'Brien........................        47             2000
  Maurice A. Cocca  (1)(2)(3)..............        57             1997
  Susan B. Gould (2).......................        63             1991
  Peter H. Kamin(1)........................        39             1999
  Melvin R. Martin (3).....................        70             1992
  Jeffrey W. Ubben.........................        41             2001
  John K. Wilcox (1).......................        65             1998
- ----------
(1)    Member of Audit Committee
(2)    Member of Compensation Committee
(3)    Member of Governance Committee

     JOSEPH F. MAZZELLA was appointed Chairman in February 2001 and has been a Director of the Company since January 1999. In March 2000, Mr. Mazzella joined Nutter McClennen & Fish, LLC, a law firm in Boston, Massachusetts as a partner. From 1980 until March 2000, Mr. Mazzella was a partner of Lane, Altman & Owens, a law firm in Boston, Massachusetts. He is a director of Alliant Techsystems, Inc. and Data Transmission Network Systems, Inc.

     THOMAS C. O'BRIEN became President and Chief Executive Officer in November 2000. As President and Chief Executive Officer, Mr. O'Brien oversees the Company's overall corporate administration as well as strategic planning. Prior to joining IAA, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996.

     MAURICE A. COCCA has been a Director of the Company since February 1997. From November 1993 to November 1995, Mr. Cocca was Managing Director of The Fisons Laboratory Supplies Division of Fisons PLC. This Division is a distributor of laboratory supplies that was later acquired by Fisher Scientific. Mr. Cocca has served as Vice Chairman of J & W Scientific Holdings from April 1996 through April 2000.

     SUSAN B. GOULD has been a Director of the Company since October 1991.
Ms. Gould is the founder, and since 1988 has been President, of Gould & Associates, a human resources consulting firm specializing in outplacement and organizational team building. Ms. Gould is also a director of the Zitter Group.

     PETER H. KAMIN became a Director of the Company in February 2001 and was previously a director from January 1999 through October 2000. Since July 2000, Mr. Kamin has been a partner of ValueAct Capital Partners, L.P. From January 1992 to July 2000, Mr. Kamin was a Partner of Peak Investment, L.P. Mr. Kamin is also a director of TFC Enterprises, Inc. Mr. Kamin was appointed to the Board pursuant to the ValueAct Shareholder Agreement described below.

     MELVIN R. MARTIN has been a Director of the Company since January 1992. Since December 1992, Mr. Martin has been a General Partner of MRM Investments Limited Partnership, owners and operators of rental properties.

     JEFFREY W. UBBEN became a Director of the Company in February, 2001. Mr. Ubben is the founder and Managing Partner of ValueAct Capital Partners, L.P., an investment partnership focused primarily on making a limited number of investments in small capitalization public companies. From 1995 to 2000, Mr. Ubben was Managing Partner of Blum Capital Partners. Mr. Ubben is also a director of Playtex Products. Mr. Ubben was appointed to the Board pursuant to the ValueAct Shareholder Agreement described below.

     JOHN K. WILCOX has been a Director of the Company since February 1998. From November 1994 until November 1997, Mr. Wilcox was Group Vice President, personal lines finance and planning of Allstate Insurance Company.

     On February 15, 2001, the Company entered into a Shareholder Agreement (the "Shareholder Agreement") with ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin, and George F. Hamel, Jr. (the "ValueAct Shareholders"). Pursuant to the terms of the Shareholder Agreement, among other things, the ValueAct Shareholders agreed to vote all of their shares in favor of electing Mr. Ubben, Mr. Kamin, Mr. Cocca, Ms. Gould, Mr. Martin, Mr. Mazzella, Mr. O'Brien and Mr. Wilcox to the Board at the Company's June 2001 annual meeting of shareholders.

Executive Officers of the Company

     The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 2001:

   Name                     Age     Office Held
   ----                     ---     -----------
   Thomas C. O'Brien        47      President and Chief Executive Officer
   Peter B. Doder           40      Vice President, Business Development
   Donald J. Hermanek       52      Senior Vice President,  Sales and Marketing
   Marcia A. McAllister     49      Vice President, Government Affairs
   Mark W. Russell          44      Controller, Chief Accounting Officer and
                                        Assistant Secretary
   Cynthia L. Schnier       42      Vice President of Information Services,
                                        Chief Information Officer

     THOMAS C. O'BRIEN became President and Chief Executive Officer in November 2000. As President and Chief Executive Officer, Mr. O'Brien oversees the Company's overall corporate administration as well as strategic planning. Prior to joining IAA, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996.

     PETER B. DODER became Vice President of Business Development in March 2001. Mr. Doder is responsible for the Company's acquisitions, start-ups, re-facilitation projects, and strategic growth initiatives. Prior to that Mr. Doder was Vice President of the Western Division from February 1997 to March 2001 From February 1996 to February 1997, Mr. Doder was Vice President, Financial Planning & Analysis of the Company. From June 1992 through February 1996, Mr. Doder held various positions with the Company, including Regional Sales Manager, Manager of Marketing Support & Analysis and Director of Marketing.

     DONALD J. HERMANEK joined the Company in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for the sales and marketing functions, including the corporate accounts group and the specialty salvage business. Prior to joining IAA, Mr. Hermanek served as Vice President of Business Development for Consolidated Services Corp. from 1997 to 2000. Prior to that he served as Vice President - National Sales for Safety Glass Corp. from 1992 to 1997.

     MARCIA A. MCALLISTER has been Vice President, Government Affairs of the Company since February 1995. Ms. McAllister is responsible for monitoring legislation and participating on behalf of the Company with a variety of industry and agency groups.

     MARK W. RUSSELL was appointed Controller, Chief Accounting Officer and Assistant Secretary in March 2001. Mr. Russell is responsible for maintaining the accounting books and records of the Company and insuring adequate internal accounting controls are in place. From June 1997 to March 2001, Mr. Russell held various accounting and financial positions in the Company. Prior to joining the Company, Mr. Russell served as General Accounting Manager at Velsicol Chemical Corporation from October 1996 to June 1997. From 1978 to 1996 he served in various accounting and financial functions at DeSoto, Inc.

     CYNTHIA L. SCHNIER became Vice President of Information Services and Chief Information Officer in August 2000. She is responsible for all information services functions, including software application acquisition and development, computer operations and telecommunications. From September 1999 to August 2000, Ms. Schnier served as Executive Director of Electronic Products. Prior to joining the Company, Ms. Schnier served as Vice President of Product Management for Delphi Information Systems, Inc. from 1997 to 1999. From 1993 to 1997 she served as Vice President of CCC Information Services, Inc.

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

     Based solely upon a review of the copies of such reports furnished to the Company and written representations from such Officers, Directors and greater than ten percent shareholders, all Section 16(a) filing requirements applicable to the Company's Directors, Executive Officers and greater than ten percent shareholders have been met except Mr. Martin was late on one occasion in filing his Form 4 "Statement of Changes in Beneficial Ownership".

ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table provides certain summary information concerning the compensation earned, for services rendered in all capacities to the Company and its subsidiaries during each of the last three years, by the Company's current and former Chief Executive Officer and each of the Company's other four most highly compensated executive officers. The individuals whose compensation is disclosed in the following tables are hereafter referred to as the "Named Officers."

                                                 SUMMARY COMPENSATION TABLE
                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                     ANNUAL COMPENSATION               ------------
                                          -------------------------------------------    SECURITIES
   NAME AND PRINCIPAL                                                  OTHER ANNUAL      UNDERLYING     ALL OTHER
        POSITION                  YEAR    SALARY($)(1)   BONUS($)     COMPENSATION($)    OPTIONS(#)   COMPENSATION($)
- -----------------------------   -------   ------------   --------     ---------------    -----------  ---------------
Thomas C. O'Brien............     2000       34,000(2)        --           2,000(3)      300,000(4)          --
President and Chief               1999           --           --              --              --             --
Executive Officer                 1998           --           --              --              --             --

Christopher G. Knowles(5)(10)     2000      298,000       33,000          17,000(3)           --           6,000(6)
Chief Executive Officer           1999      284,000      146,000          10,000(3)      100,000(7)          --
                                  1998       18,000           --              --          42,000(8)       24,000(9)

Gerald C. Comis..............     2000      155,000       17,000          17,000(3)           --           6,000(6)
Vice President, Customer          1999      155,000       60,000          18,000(3)           --           6,000(6)
Service and Industry              1998      153,000       33,000          18,000(3)       37,500           6,000(6)
Relations

Marcia A. McAllister(10).....     2000      152,000       17,000          17,000(3)           --           6,000(6)
Vice President,                   1999      152,000       59,000          18,000(3)           --           6,000(6)
Government Affairs                1998      150,000       33,000          18,000(3)       38,000           6,000(6)

Stephen L. Green(11).........     2000      150,000       37,000          17,000(3)           --           6,000(6)
Vice President-Finance and        1999      146,000       57,000          18,000(3)           --           6,000(6)
Chief Financial Officer           1998      121,000       27,000          18,000(3)       38,000           5,000(6)

Gaspare G. Ruggirello(12)....     2000      145,000       36,000          17,000(3)           --           6,000(6)
Vice President, Corporate         1999      141,000       55,000          17,000(3)           --           5,000(6)
Counsel & Secretary               1998      132,000        9,000          15,000(3)           --           3,000(6)

Christine J. Atkins(13)......     2000       94,000       28,000          20,000(3)           --          74,000(14)
Vice President, Information       1999       89,000       36,000          11,000(3)       10,000(15)          --
Technology, CIO                     --           --           --              --              --              --

- ----------

     (1) Includes salary deferred under the Company's 401(k) Plan and Section 125 Plan. All amounts are rounded to the nearest thousand.

     (2) Mr. O'Brien became an employee on November 28, 2000. The salary paid to Mr. O'Brien for the 2000 fiscal year was based on his employment agreement dated November 17, 2000.

     (3)  Automobile allowance.

     (4) Mr. O'Brien received a stock option grant for 300,000 shares pursuant to his employment agreement dated November 17, 2000.

     (5) Mr. Knowles was a Director of the Company from 1994 until his resignation in February 2001. He served as Chief Executive Officer of the Company from December 1998 through November 2000.

     (6) Represents matching contributions that the Company made to its 401(k) Plan on behalf of the Named Officer.

     (7) Mr. Knowles received a stock option grant for 100,000 shares pursuant to his employment agreement dated June 3, 1999.

     (8) Mr. Knowles received a stock option grant for 40,000 shares at the time he became Chief Executive Officer in December 1998. In June 1998, Mr. Knowles received an automatic option grant for 2,000 shares for serving as a Director of the Company.

     (9) Director's fees paid to Mr. Knowles prior to becoming Chief Executive Officer.

    (10)  Mr. Knowles and Ms. McAllister are married.

    (11) Mr. Green resigned as Vice President, Finance, Chief Financial Officer and Assistant Secretary on March 9, 2001. (12) Mr. Ruggirello resigned as Vice President, Corporate Counsel and Secretary on March 9, 2001.

    (13) Ms. Atkins resigned as Vice President, Information Technology and Chief Information Officer on August 22, 2000.

    (14) Represents a payment of $70,000 made to Ms. Atkins in connection with her resignation and $4,000 matching contributions that the Company made to its 401(k) Plan on behalf of Ms. Atkins.

    (15) Ms. Atkins received a stock option grant for 10,000 shares pursuant to her employment on May 10, 1999.

STOCK OPTIONS

    The following table sets forth information with respect to the Named Officers concerning grants of stock options made during 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF STOCK
                                                 INDIVIDUAL GRANTS                              PRICE APPRECIATION FOR OPTION
                                                                                                            TERM
                           --------------------------------------------------------------     ----------------------------------
                            NUMBER OF         % OF TOTAL
                            SECURITIES      OPTIONS GRANTED
                            UNDERLYING      TO EMPLOYEES IN
                             OPTIONS            FISCAL         EXERCISE
NAME                         GRANTED           YEAR (2)        PRICE         EXPIRATION
- ----                         (#) (1)                           ($/SH) (3)       DATE           5% ($) (4)        10% ($) (4)
                          ---------------  ------------------  -----------  -------------    ----------------  -----------------
Thomas C. O'Brien           300,000(5)           83.6           $10.813       11/20/10        $1,320,593           $3,077,543

Christopher G. Knowles            --               --                  --           --               --                --

Gerald C. Comis                   --               --                  --           --               --                --

Marcia A. McAllister              --               --                  --           --               --                --

Stephen L. Green                  --               --                  --           --               --                --

Gaspare G. Ruggirello             --               --                  --           --               --                --

Christine J. Atkins               --               --                  --           --               --                --


     (1) Each option was granted under the Company's 1991 Stock Option Plan. Each option will become immediately exercisable for all the option shares in the event of a change of control of the Company. Each option has a maximum term of 7 or 10 years, subject to earlier termination in the event that the optionee ceases to provide services to the Company.

     (2) Based upon options to purchase an aggregate of 359,000 shares granted to employees in 2000.

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

      (5) The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. O'Brien's completion of one year of service. In the event of a Change of Control or a Corporate Transaction, in each case, within six (6) months following the date of the Agreement, the Option shall immediately terminate prior to such occurrence and shall neither accelerate pursuant to the Option Plan nor be exercisable from and after such time.

     The following table sets forth information with respect to unexercised options held as of the end of the 2000 fiscal year by the Named Officers. No stock options were exercised during the 2000 fiscal year by the Named Officers. No stock appreciation rights were outstanding at the end of 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                         UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                       OPTIONS AT FISCAL YEAR-END(#)  FISCAL YEAR-END ($)(1)(2)
                       ----------------------------   -------------------------
        NAME            EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
- --------------------    -----------  -------------   -----------  --------------
Thomas C. O'Brien......         --      300,000            --        356,100
Christopher G. Knowles     184,000           --        45,500(3)          --
Gerald C. Comis........     48,250       11,250        69,450          6,325
Marcia A. McAllister...     36,250       11,250        69,450          6,325
Stephen L. Green.......     30,000       12,500        32,575         10,700
Gaspare G. Ruggirello..     30,000       12,500        29,059(4)       9,528
Christine J. Atkins....     10,000           --            --             --
- ----------

(1) "In-the-money" options are options whose exercise price was less than the market price of the Common Stock on December 31, 2000, the last day of the 2000 fiscal year.

(2) Based upon the market price of $12.00 per share, which was the closing price per share of the Company's Common Stock on the Nasdaq Stock Market(R) on December 31, 2000, less the exercise price payable per share.

(3) Upon the termination of the Knowles agreement, the Company accelerated the vesting of options for 184,000 shares and extended the exercisability of all of Mr. Knowles outstanding vested options until March 31, 2002.

(4) Per Mr. Ruggirello's separation agreement, all of his outstanding stock options became 100% vested and exercisable on March 3, 2001. Such vested stock options will continue to be exercisable until the earlier of such stock options' expiration date or June 30, 2002.

COMPENSATION OF DIRECTORS

     For 2000, each non-employee Director was entitled to receive an annual retainer fee of $18,000, a $1,000 fee for each regularly scheduled Board meeting attended, a $500 fee for each committee meeting attended (other than on the date of a regularly scheduled Board meeting), and an annual fee of $3,000 if such non-employee Director served as a Chairperson of a Committee. Non-employee Directors are also reimbursed for expenses incurred in attending such meetings.

     Each non-employee Director is also eligible to receive periodic option grants for shares of the Company's Common Stock pursuant to the automatic option grant program in effect under the Company's 1991 Stock Option Plan. Under this automatic option grant program, each individual who becomes a non-employee Board member is granted an option to purchase 10,000 shares of Common Stock on the date such individual joins the Board. In addition, each non-employee Director is also entitled to receive an automatic option to purchase 2,000 shares of Common Stock on the last business day of the second quarter of each fiscal year during which such individual continues to serve on the Board. Each automatic option grant becomes exercisable in four successive quarterly installments with the first such installment to become exercisable on the last day of the fiscal quarter immediately following the date of grant, provided the non-employee Director continues to serve on the Board. However, each option will become immediately exercisable for all of the option shares in the event of a change of control of the Company.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2000, Mr. Martin received no compensation pursuant to the agreement.


EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

     The following is a description of the employment or consulting agreements in effect between the Company and certain of its Directors and the Named Officers.

     The compensation paid to Thomas C. O'Brien, President and Chief
Executive Officer of the Company, for the 2000 fiscal year was based on a November 17, 2000 employment agreement (the "O'Brien Agreement"). Under the O'Brien Agreement, Mr. O'Brien is entitled to an annual base salary of $350,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Mr. O'Brien will be entitled to receive in excess of 40% of his annual salary as a performance incentive if his performance exceeds the goals and objectives determined by the Board. Also, pursuant to the O'Brien Agreement, the Company granted Mr. O'Brien an option to purchase 300,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. O'Brien's completion of one year of service.

     The compensation paid to Christopher G. Knowles, former Chief Executive Officer of the Company, for the 2000 fiscal year was based on a June 3, 1999 employment agreement (the "Knowles Agreement"). Under the Knowles Agreement, Mr. Knowles was entitled to an annual base salary of $310,000 and a performance incentive bonus of up to 40% of his annual salary based upon the achievement of target performance goals. Mr. Knowles was entitled to receive additional incentive amounts to the extent target performance goals were exceeded, all in accordance with the provisions of the Company's incentive program for officers.. Also, pursuant to the Knowles Agreement, the Company granted Mr. Knowles an option to purchase 100,000 shares of the Company's Common Stock. The Knowles Agreement was terminated on December 31, 2000. Upon the termination of the Knowles agreement, the Company accelerated the vesting of options for 184,000 shares and extended the exercisability of all of Mr. Knowles outstanding vested options until March 31, 2002. In connection with his resignation as a Director of the Company, Mr. Knowles entered into a letter agreement with the Company dated February 15, 2001.

     In connection with his resignation as Chairman of the Board and as a Director of the Company, Mr. Thomas O'Malia entered into a letter agreement with the Company dated February 15, 2001. In consideration for Mr. O'Malia's resignation from all positions with the Company and its subsidiaries and the termination of his Consulting Agreement, originally entered into on December 1, 1988, the Company agreed to pay Mr. O'Malia a lump sum payment of $100,000.

     In connection with her resignation as Vice President, Information Technology and Chief Information Officer, Ms. Atkins entered into an Agreement dated as of August 22, 2000. In consideration for Ms. Atkin's resignation from all positions with the Company and its subsidiaries, the Company agreed to pay Ms. Atkins a lump sum payment of $94,960. In addition, the Company accelerated the vesting of 10,000 previously granted options and extended the exercisability of all of Ms. Atkin's outstanding vested options until May 31, 2001. Ms. Atkins released the Company from any and all claims arising from or relating to her employment with the Company (except for indemnification claims under any applicable law or the Company's standard form of Indemnification Agreement).

     In connection with his resignation as Vice President, Corporate Counsel and Secretary, Mr. Ruggirello entered into an Agreement dated as of February 23, 2001. In consideration for Mr. Ruggirello's resignation from all positions with the Company and its subsidiaries, the Company agreed to pay Mr. Ruggirello a lump sum payment of $206,200. In addition, the Company accelerated the vesting of 42,500 previously granted options and extended the exercisability of all of Mr. Ruggirello's outstanding vested options until June 30, 2002. Mr. Ruggirello released the Company from any and all claims arising from or relating to his employment with the Company (except for indemnification claims under any applicable law or the Company's standard form of Indemnification Agreement).

     Effective August 9, 2000, the Company entered into a Executive Severance Plan for Officers with each of the Executive Officers, except for Mr. Knowles. Below is a general description of certain terms and conditions of the Executive Severance Plan.

     Unless otherwise increased by the Company in its sole discretion, if the Company terminates the Named Officer's employment for any reason other than for "Cause" or if the "Executive Officer" voluntarily terminates employment with the Company and all of its Affiliates for "Good Reason", the Executive Officer shall receive, in exchange for providing the Company with a duly executed "Waiver and Release Agreement" a benefit, generally representing one-month of severance pay for each year of service with a minimum severance pay of six (6) months and a maximum severance pay of twelve (12) months, in an amount equal to the product of (i) times (ii), where:

(i) represents the sum of:

         (A) the Executive Officer's annualized base salary at the time the Executive Officer's employment is terminated, plus

         (B) the Executive's average annual bonus received over the eight fiscal quarters of the Company immediately preceding the Company's fiscal quarter during which the Participant's employment is terminated, without exceeding the Executive Officer's target bonus for the Company's fiscal year during which the Executive Officer's employment is terminated, plus

         (C) the Executive Officer's auto allowance for the Company's fiscal year during which the Executive Officer's employment is terminated; and

(ii) represents a fraction the numerator of which is the number of whole completed years of employment with the Company, but not less than six (6) nor more than twelve (12), and the denominator of which is twelve (12); provided, however, that in the event that the Executive Officer's termination of employment occurs within one (1) year following the date on which a new chief executive officer is hired by the Company, the Executive Officer shall receive twelve (12) months of severance pay generally calculated on the basis of the amounts set forth; provided, however, that the amount taken into account as the Executive Officer's bonus shall be equal to the Executive Officer's target bonus for the Company's fiscal year during which the Executive Officer's employment is terminated.

     An Executive Officer is not entitled to any benefit if the Company terminates such Executive Officer's employment for Cause, if the Executive Officer voluntarily terminates employment with the Company for any reason other than Good Reason, or if the Executive Officer's employment is terminated as a result of death or disability.

     "Cause" shall mean an Executive Officer's: (A) felony conviction in a court of law under applicable federal or state laws which results in material damage to the Company or impairs the value of the Executive Officer's services to the Company, or (B) engaging in one or more acts, or omitting to act, in a manner so as to violate a significant Company policy or fiduciary duty owed by the Executive Officer to the Company which results in material damage to the Company.

     "Good Reason" means a (i) significant diminution of the duties and responsibilities assigned to the Executive Officer, (ii) any material diminution in the Executive Officer's compensation or benefits previously provided to the Executive Officer, or (iii) a relocation, without the consent of the Executive Officer, of the Executive Officer's office at the Company or any of its Affiliates more than 75 miles from its current location.

     The Company has entered into a Change of Control Employment Agreement (the "Employment Agreement") with each of the Executive Officers. Below is a general description of certain terms and conditions of the Employment Agreement.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Ms. Gould and Mr. Cocca. Neither of these individuals was at any time during the fiscal year ended December 31, 2000 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             OWNERSHIP OF SECURITIES

     The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 20, 2001 for
(i) each Director, (ii) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (iii) any other Named Officer and (iv) all officers and Directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                               NUMBER OF     PERCENT OF TOTAL
            NAME AND ADDRESS                    SHARES     SHARES OUTSTANDING(1)
- --------------------------------------------   ---------   ---------------------
Wallace R. Weitz & Co. (2)..................   1,949,700           16.6%
   1125 S. 103rd St., Ste 600
   Omaha, NE  68124-6008

ValueAct Capital Partners. L.P.(3)..........   1,924,457           16.4%
   One Financial Center, Suite 1600
   Boston, MA  02111

Fidelity Management & Research (4)..........     910,700            7.8%
   82 Devonshire St., N4A
   Boston, MA  02109

Dimensional Fund Advisors (5)...............     769,200            6.6%
   1299 Ocean Ave., 11th Fl.
   Santa Monica, CA  90401

State of Wisconsin Investment Board (6).....     738,700            6.3%
   P.O. Box 7842
   Madison, Wisconsin 53707

Sterling Capital Management(7)..............     686,282            5.8%
   One First Union Center
   301 S. College St.
   Charlotte, NC 28202-6005

Liberty Wanger Asset Management, L.P. (8)...     664,000            5.7%
   227 West Monroe Street, Suite 3000
   Chicago, Illinois 60606

Christopher G. Knowles(9)...................     229,453            2.0%
Peter H. Kamin(3) (10)......................      58,457
Jeffrey W. Ubben (3)........................           0               *
Thomas C. O'Brien(9)........................           0               *
Gerald C. Comis (9).........................      57,435               *
Melvin R. Martin (9)........................      36,125               *
Marcia A. McAllister (9)....................      39,375               *
Stephen L. Green (9)........................      35,602               *
Gaspare G. Ruggirello(9)....................      43,977               *
Maurice A. Cocca (9)........................      27,500               *
Susan B. Gould (9)..........................      26,085               *
John K. Wilcox  (9) ........................      16,500               *
Joseph F. Mazzella (9)......................      15,500               *
Christine J. Atkins(9)......................      10,000               *

All officers (including Named Officers) and
 Directors as a group (18 persons) (11).....     861,696            7.0%

- ----------

   *   Less than 1%

 (1) Percentage of beneficial ownership is calculated assuming 11,732,935 shares of common stock were outstanding on March 20, 2001. This percentage includes any shares of common stock of which such individual or entity had the right to acquire beneficial ownership within sixty days of March 20, 2001, including but not limited to the exercise of an option; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

 (2) Such information is based on a Schedule 13D filed by Wallace R. Weitz & Co. with the SEC on November 20, 2000 and reflects stock held as of December 31, 2000. According to such Schedule 13D, Wallace R. Weitz & Co. has sole voting and dispositive power for all the shares.

 (3) A Schedule 13D was filed jointly by ValueAct Capital Partners, L.P. ("ValueAct Partners"), VA Partners, L.L.C. ("VA Partners"), George F. Hamel, Jr., Peter H. Kamin and Jeffrey W. Ubben. Messrs. Hamel, Kamin and Ubben are each Managing Members, principal owners and controlling persons of VA Partners. Shares beneficially owned by each of ValueAct Partners and ValueAct Partners II are reported as beneficially owned by VA Partners, as General Partner of each of such investment partnerships, and by the Managing Members as controlling persons of the General Partner. VA Partners and the Managing Members also, directly or indirectly, may own interests in one or both of such partnerships from time to time. By reason of such relationships ValueAct Partners is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of Common Stock with VA Partners and the Managing Members. VA Partners and the Managing Members disclaim beneficial ownership of the shares of Common Stock held by each of ValueAct Partners and ValueAct Partners II. ValueAct Partners is the beneficial owner of 1,735,310 shares of Common Stock, representing approximately 14.8% of the Issuer's outstanding Common Stock. ValueAct Partners II is the beneficial owner of 130,690 shares of Common Stock, representing approximately 1.1% of the Issuer's outstanding Common Stock. VA Partners and each of the Managing Members may be deemed the beneficial owner of an aggregate of 1,866,000 shares of Issuer Common Stock, representing approximately 15.9% of the Issuer's outstanding Common Stock. In addition to the 1,866,000 shares of Common Stock of which VA Partners and each of the Managing Members may be deemed to be the beneficial owners. Mr. Kamin owns and has sole voting power to vote and dispose of 58,457 shares of common stock.

 (4) Such information is based on a Schedule 13G filed by FMR Corp. with the SEC on February 14, 2001 and reflects stock held as of December 31, 2000. Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. is the beneficial owner of 500,000 shares or 4.26%. Edward C. Johnson 3d, FMR Corp, through its control of Fidelity and the funds, each has sole power to dispose of the 500,000 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, a wholly-owed subsidiary of FMR Corp. is the beneficial owner of 410,700 shares or 3.5%. Edward C. Johnson 3d and FMR Corp, through its control of Fidelity Management Trust Company, each has sole dispositive and voting power over 410,700 shares.

 (5) Such information is based on a Schedule 13G filed by the Dimensional Fund Advisors ("Dimensional") with the SEC on February 2, 2001 and reflects stock held as of December 31, 2000. According to such Schedule 13G, Dimensional has sole voting and dispositive power over all the shares.

 (6) Such information is based on a Schedule 13G filed by State of Wisconsin Investment Board with the SEC on February 14, 2001 and reflects stock held as of December 31, 2000. According to such Schedule 13G, the State of Wisconsin Investment Board retains sole voting and dispositive power for all the shares.

 (7) Such information is based on a Schedule 13G filed by Sterling Management, Inc.("Sterling") with the SEC on February 7, 2001 and reflects stock held as of December 31, 2000. According to such Schedule 13G, Sterling has shared voting and dispositive power over all the shares.

 (8) Such information is based on a Schedule 13G/A filed by Liberty Wanger Asset Management, L.P., with the SEC on February 14, 2001 and reflects stock held as of December 31, 2000. According to such Schedule 13G/A, Liberty Wanger Asset Management, L.P. has shared voting and dispositive power for all the shares.

 (9) Includes that portion of options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are exercisable on March 20, 2001 or will become exercisable within 60 days after that date: Mr. Knowles, 184,000 shares; Mr. O'Malia, 74,500 shares; Mr. Gerald C. Comis 51,375 shares, Mr. Martin, 25,500 shares; Ms. McAllister, 39,375 shares; Mr. Green, 42,500 shares, Mr. Ruggirello, 42,500 shares, Mr. Cocca, 17,500 shares, Ms. Gould, 20,700 shares; Mr. Wilcox, 15,500 shares, Mr. Mazzella, 13,500 shares and Ms. Atkins, 10,000 shares.

(10) Peter H. Kamin, a director of the Company, has the sole power to vote or dispose of 58,457 shares of Common Stock. In addition, by reason of his position as Partner and managing member of ValueAct Capital Partners, LP, Mr. Kamin has shared voting and dispositive power over the 1,866,000 shares of Common Stock beneficially owned by such partnership. Accordingly, Peter H. Kamin may be deemed the beneficial owner of an aggregate 1,924,457 shares of Common Stock. Such information is based on a
      Schedule 13D filed with the SEC on February 16, 2001.

(11) Includes options to purchase 803,864 shares of Common Stock granted under the 1991 Stock Option Plan that are currently exercisable or will become exercisable within 60 days after March 20, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 15, 2001, the Company entered into a Shareholder Agreement (the "Shareholder Agreement") with ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin, and George F. Hamel (the "ValueAct Shareholders"). Pursuant to the terms of the Shareholder Agreement, the Board: (i) elected Mr. Kamin and Mr. Ubben as members of the Board, (ii) accepted the resignations of Thomas J. O'Malia and Christopher G. Knowles from the Board, including Mr. O'Malia's resignation as Chairman of the Board, and (iii) elected Joseph Mazzella as Chairman of the Board. Additionally, the ValueAct Shareholders agreed to vote all of their shares in favor of electing Mr. Ubben, Mr. Kamin, Mr. Cocca, Ms. Gould, Mr. Martin, Mr. Mazzella, Mr. O'Brien and Mr. Wilcox to the Board at the Company's June 2001 annual meeting of shareholders. The Shareholder Agreement also places certain restrictions on the ValueAct Shareholders. Without the prior consent of the Board, which must include the affirmative vote of at least two of the following "independent directors": Mr. Cocca, Ms. Gould, Mr. Martin and Mr. Wilcox, the ValueAct Shareholders will not: (i) prior to the second anniversary of the Shareholder Agreement, acquire any of the Company's shares unless after the acquisition the ValueAct Shareholders' own 25% or less of the Company's outstanding shares or the acquisition of shares is by Mr. Kamin or Mr. Ubben pursuant to the Company's 1991 Stock Option Plan; or (ii) prior to the three month anniversary of the Company's June 2001 annual meeting, (A) initiate, propose or otherwise cause a special meeting of the shareholders of the Company to elect directors of the Company; or (B) subject any shares to any arrangement which conflicts with the Shareholder Agreement; or (C) enter into any transaction with the Company unless the terms and conditions are determined by the Board, which includes the affirmative vote of two of the independent directors, to be "fair and reasonable" to the Company; or (D) seek, encourage or support, the election of members to the Board except as provided in the Shareholder Agreement, or seek the removal of any member of the Board other than Mr. Kamin or Mr. Ubben.

     M & M Acquisition. In January 1992, the Company purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc. ("M & M"), and acquired a 10-year option to purchase 35 acres of land on which M & M's operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of such auto salvage operation, was elected a Director of the Company in January 1992. The Company is required to pay rent to Mr. Martin during the ten-year term of the lease relating to the real property owned by Mr. Martin. In 2000, the Company paid $359,406 pursuant to the lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2000, Mr. Martin received no compensation pursuant to the agreement.

     Dallas, Texas Lease. The Company leases certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 2000, the Company paid $468,000 in rent under this lease.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                            PAGE
     (a)  1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                   ----

          The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

               Independent Auditors' Report.................................  36

               Consolidated Balance Sheets - December 31, 2000 and
               December 31, 1999............................................  37

               Consolidated Statements of Earnings - Years ended
               December 31, 2000, 1999 and 1998 ............................  39

               Consolidated Statements of Shareholders' Equity-
               Years ended December 31, 2000, 1999 and 1998.................  40

               Consolidated Statements of Cash Flows - Years ended
               December 31, 2000, 1999 and 1998.............................  41

               Notes to Consolidated Financial Statements...................  43


          2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

               All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

          3.   EXHIBITS

               See Item 14(c) below.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 2000.

     (c)       EXHIBITS

Exhibit
  No.                                 Description
- -------                              -------------
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

10.156(14)*    Consulting Agreement dated as of December 1, 1998 by and between the Company and Thomas J. O'Malia.

10.157* Amendment dated as of November 18, 1999 to the Consulting Agreement between the Company and Thomas J. O'Malia.

10.158(15)*    Employment agreement, dated June 3, 1999, by and between the
               Company and Christopher G. Knowles.

10.159(15)*    First Amendment to the Employment Agreement, effective June 3,
               1999 by and between the Company and Christopher G. Knowles.

10.160(16)     Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as amended and restated.

10.161 Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.162 Employment agreement, dated November 17, 2000, by and between the Company and Thomas C. O'Brien.

10.163(17)     Shareholder Agreement, dated February 15, 2001, among the
               Company, ValueAct Capital Partners, L.P., ValueAct Capital
               Partners II,L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H.
               Kamin and George F. Hamel, Jr.

10.164(17)     Registration Rights Agreement, dated February 15, 2000, among the
               Company, ValueAct Capital Partners, L.P. and ValueAct Capital
               Partners II, L.P.

10.165(17)     Separation Agreement, dated February 15, 2001, by and between the
               Company and Thomas J. O'Malia.

10.166(17)     Separation Agreement, dated February 15, 2001, by and between the
               Company and Christopher G. Knowles.

21.1           Subsidiaries of the Registrant.

23.1           Consent of KPMG LLP.

24.1           Power of Attorney.

27.1           Financial Data Schedule.

- ------------------------

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

(16) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. O-19594) for the fiscal quarter ended June 30, 2000

(17) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K dated February 16, 2001.



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

                                 INSURANCE AUTO AUCTIONS, INC.

                                 By:        /s/ Thomas C. O'Brien
                                    -----------------------------------------
                                        President and Chief Executive Officer
Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.


   /s/ Thomas C. O'Brien         President and Chief Executive Officer, Director
- ------------------------------   (Principal Executive Officer)
      Thomas C. O'Brien

   /s/ Mark W. Russell           Controller and Assistant Secretary
- ------------------------------   (Principal Accounting Officer)
      Mark W. Russell

   /s/ *                         Chairman of the Board of Directors
- ------------------------------
      Joseph F. Mazzella

   /s/ *                         Director
- ------------------------------
      Maurice A. Cocca

   /s/ *                         Director
- ------------------------------
      Susan B. Gould

   /s/ *                         Director
- ------------------------------
      Peter H. Kamin

   /s/ *                         Director
- ------------------------------
      Melvin R. Martin

   /s/ *                         Director
- ------------------------------
      Jeffrey W. Ubben

   /s/ *                         Director
- ------------------------------
      John K. Wilcox

*As attorney-in-fact.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                             KPMG LLP




Chicago, Illinois
March 27, 2001

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                               As of December 31,


                                                            2000            1999
                                                       -------------    -------------
ASSETS

Current assets:
     Cash and cash equivalents                         $  30,938,000    $  27,186,000
     Short-term investments                                4,859,000        6,845,000
     Accounts receivable, net                             48,091,000       40,188,000
     Inventories                                          10,588,000       11,998,000
     Other current assets                                  3,112,000        1,655,000
                                                       -------------    -------------
         Total current assets                             97,588,000       87,872,000
                                                       -------------    -------------

Property and equipment, at cost:
     Land and buildings                                    7,396,000        6,502,000
     Furniture and fixtures                                1,752,000        1,644,000
     Machinery and equipment                              27,143,000       24,865,000
     Leasehold improvements                               23,232,000       17,972,000
                                                       -------------    -------------
                                                          59,523,000       50,983,000
     Less accumulated depreciation and amortization       29,031,000       23,525,000
                                                       -------------    -------------

                  Net property and equipment              30,492,000       27,458,000

Other investments                                          2,240,000        3,336,000
Deferred income taxes                                      5,123,000        4,338,000

Intangible assets, principally goodwill, net             130,264,000      125,128,000
                                                       -------------    -------------

                                                       $ 265,707,000    $ 248,132,000
                                                       =============    =============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                               As of December 31,

                                                                  2000                1999
                                                             --------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                     $      37,000       $     135,000
   Accounts payable                                              38,176,000          33,216,000
   Accrued liabilities                                            6,171,000           6,306,000
   Income taxes                                                           -           1,226,000
                                                              -------------       -------------
       Total current liabilities                                 44,384,000          40,883,000
                                                              -------------       -------------

Long-term debt, excluding current installments                   20,141,000          20,180,000
Accumulated postretirement benefits obligation                    3,001,000           3,178,000
Deferred income taxes                                            10,440,000           8,605,000
                                                              -------------       -------------

       Total liabilities                                         77,966,000          72,846,000
                                                              -------------       -------------

Shareholders' equity:
   Preferred stock, par value of $.001 per share.
       Authorized 5,000,000 shares; none issued.                          -                   -

   Common stock, par value of $.001 per share
       Authorized 20,000,000 shares; issued and outstanding
       11,715,936 and 11,575,010 shares as of December 31,
       2000 and December 31, 1999, respectively.                     12,000              12,000

   Additional paid-in capital                                   136,962,000         134,996,000
   Retained earnings                                             50,767,000          40,278,000
                                                              -------------       -------------

       Total shareholders' equity                               187,741,000         175,286,000
                                                              -------------       -------------

                                                              $ 265,707,000       $ 248,132,000
                                                              =============       =============

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                        For the years ended December 31,

                                                           2000               1999              1998
                                                      ---------------    ---------------   ----------------
Net revenues:
    Vehicle sales                                      $200,858,000       $204,785,000      $191,312,000
    Fee income                                          132,318,000        112,606,000        95,751,000
                                                      ---------------    ---------------   ----------------
                                                        333,176,000        317,391,000       287,063,000

Costs and expenses:
    Cost of sales                                       243,779,000        233,949,000       216,754,000
    Direct operating expenses                            62,789,000         55,741,000        50,885,000
    Amortization of intangible assets                     3,942,000          3,797,000         3,779,000
    Special charges                                       4,772,000                  -         1,564,000
                                                      ---------------    ---------------   ----------------

       Earnings from operations                          17,894,000         23,904,000        14,081,000

Other (income) expense:
    Interest expense                                      1,833,000          1,970,000         2,055,000
    Interest income                                      (1,717,000)        (1,271,000)         (797,000)
                                                      ---------------    ---------------   ----------------

       Earnings before income taxes                      17,778,000         23,205,000        12,823,000

Income taxes                                              7,289,000          9,500,000         5,642,000
                                                      ---------------    ---------------   ----------------

       Net earnings                                   $  10,489,000      $  13,705,000     $   7,181,000
                                                      ===============    ===============   ================

Earnings per share:
       Basic                                          $         .90      $        1.20     $         .63
                                                      ===============    ===============   ================
       Diluted                                        $         .88      $        1.18     $         .63
                                                      ===============    ===============   ================

Weighted average shares outstanding:
       Basic                                             11,660,000         11,467,000        11,316,000
       Effect of dilutive securities - stock options        290,000            156,000           121,000
                                                      ---------------    ---------------   ----------------
       Diluted                                           11,950,000         11,623,000        11,437,000
                                                      ===============    ===============   ================

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1998, 1999 and 2000

                                             COMMON STOCK
                                    ------------------------------       ADDITIONAL                               TOTAL
                                        NUMBER                             PAID-IN            RETAINED        SHAREHOLDERS'
                                      OF SHARES          AMOUNT            CAPITAL            EARNINGS            EQUITY
                                    --------------    ------------     ---------------     --------------    ----------------
Balance at December 31, 1997           11,299,561      $   11,000       $ 131,809,000        $19,392,000       $151,212,000

Issuance of common stock in
   connection with exercise of
   common stock options                    16,400       --                    198,000                --             198,000

Issuance of common stock in
   connection with the employee
   stock purchase plan                     11,208              --             164,000                --             164,000

Net earnings                                   --              --                  --          7,181,000          7,181,000
                                    --------------    ------------     ---------------     --------------    ----------------

Balance at December 31, 1998           11,327,169          11,000         132,171,000         26,573,000        158,755,000

Issuance of common stock in
   connection with exercise of
   common stock options                   235,289           1,000           2,653,000                 --          2,654,000

Issuance of common stock in
   connection with the employee
   stock purchase plan                     12,552              --             172,000                --             172,000

Net earnings                                   --              --                  --         13,705,000         13,705,000
                                    --------------    ------------     ---------------     --------------    ----------------

Balance at December 31, 1999           11,575,010      $   12,000       $ 134,996,000        $40,278,000       $175,286,000

Issuance of common stock in
   connection with exercise of
   common stock options                   131,714       --                  1,795,000                --           1,795,000

Issuance of common stock in
   connection with the employee
   stock purchase plan                      9,212              --             171,000                --             171,000

Net earnings                                   --              --                  --         10,489,000         10,489,000
                                    --------------    ------------     ---------------     --------------    ----------------

Balance at December 31, 2000           11,715,936      $   12,000       $ 136,962,000        $50,767,000       $187,741,000
                                    ==============    ============     ===============     ==============    ================

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        For the years ended December 31,

                                                                    2000               1999              1998
                                                                ------------       ------------       ------------
Cash flows from operating activities:
    Net earnings                                                $ 10,489,000       $ 13,705,000       $  7,181,000

    Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                           9,641,000          9,135,000          8,765,000
           Loss (gain) on disposal of property and equipment         (98,000)           (24,000)           136,000
           Non-cash special charges                                4,772,000                  -                  -
           Changes in assets and liabilities
               (net of effects of acquired companies):
                   (Increase) decrease in:
                        Investments, net                           3,082,000            957,000         (9,771,000)
                        Accounts receivable, net                  (8,323,000)        (2,773,000)        (7,985,000)
                        Inventories                                1,410,000           (769,000)           533,000
                        Other current assets                      (1,457,000)            21,000            192,000
                        Other assets                                 109,000                               345,000
                                                                                        190,000
                   Increase (decrease) in:
                        Accounts payable                           4,183,000          2,277,000         (3,085,000)
                        Accrued liabilities                         (318,000)           (98,000)        (1,753,000)

                        Income taxes                                (176,000)           733,000          1,631,000
                                                                ------------       ------------       ------------

                            Total adjustments                     12,825,000          9,649,000        (10,992,000)
                                                                ------------       ------------       ------------

           Net cash provided by (used in)
               operating activities                               23,314,000         23,354,000         (3,811,000)
                                                                ------------       ------------       ------------

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)
                        For the years ended December 31,

                                                                     2000               1999            1998
                                                              --------------     --------------    ---------------
Cash flows from investing activities:
     Proceeds from disposition of property and equipment      $    780,000        $   163,000      $    151,000
     Capital expenditures                                      (12,246,000)       (10,623,000)       (6,607,000)
     Payments made in connection with acquisitions,
         net of cash acquired                                   (9,925,000)                 -        (1,806,000)
                                                              --------------     --------------    ---------------

         Net cash used in investing activities                 (21,391,000)       (10,460,000)       (8,262,000)
                                                              --------------     --------------    ---------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      1,966,000          2,826,000           362,000
     Principal payments of long-term debt                         (137,000)          (216,000)       (2,579,000)
                                                              --------------     --------------    ---------------

         Net cash provided by (used in) financing activities     1,829,000          2,610,000        (2,217,000)
                                                              --------------     --------------    ---------------

Net increase (decrease) in cash and cash equivalents             3,752,000         15,504,000       (14,290,000)

Cash and cash equivalents at beginning of year                  27,186,000         11,682,000        25,972,000
                                                              --------------     --------------    ---------------

Cash and cash equivalents at end of year                      $ 30,938,000       $ 27,186,000      $ 11,682,000
                                                              ==============     ==============    ===============

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                             $  1,738,000       $  1,754,000      $  1,836,000
         Income taxes                                         $  7,972,000       $  8,234,000      $  4,028,000


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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

       USE OF ESTIMATES

       The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.


       DEPRECIATION AND AMORTIZATION

       Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the life of the lease, whichever is less.

       Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years on a straight-line basis. Accumulated amortization at December 31, 2000 and 1999 was $26.6 million and $22.6 million, respectively.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amounts of financial instruments approximate fair value as of December 31, 2000 and 1999. The carrying amounts related to cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's bankers. Investments are classified as trading securities and are carried at fair value based on quoted market prices.

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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

       Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and net earnings per share as if the fair-value based method of accounting had been applied. The Company measures compensation cost under APBO No. 25 and complies with the pro forma disclosure requirements.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the prior year financial statements and notes to consolidated financial statements to conform with the current year presentation.



(2)    LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                      2000             1999
                                                                                 ---------------  ---------------
          Senior notes payable, unsecured, interest payable in semiannual installments through maturity at February 15, 2002, at 8.6%,
              principal due at maturity.                                         $  20,000,000    $  20,000,000

          Notes payable issued in connection with a consulting agreement related to the acquisition of a subsidiary, unsecured, payable in monthly installments of $16,666, including interest at 7.5%,
              with final payment due June 30, 2000.                                          -          103,000

          Notes  payable  issued  in  connection  with the  acquisition  of a subsidiary, unsecured, payable in monthly installments,
              including interest at 8%, with final payment due April 1, 2005.          178,000          212,000
                                                                                 ---------------  ---------------
                                                                                    20,178,000       20,315,000

          Less current installments                                                     37,000          135,000
                                                                                 ---------------  ---------------

                                                                                 $  20,141,000    $  20,180,000
                                                                                 ===============  ===============


                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:


           2001                      $     37,000
           2002                        20,040,000
           2003                            43,000
           2004                            47,000
           2005                            11,000
                                     ---------------
                                     $ 20,178,000
                                     ===============


The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 31, 2000, the Company was in compliance with these covenants.

The Company's $15.0 million revolving credit facility will expire on April 1, 2001. The Company is currently considering alternatives for a new revolving credit facility.

(3)    INVESTMENTS

At December 31, 2000 and 1999, the Company has classified all investment securities as trading securities. The investments are carried at fair value which is not materially different from amortized cost.

Maturities of investment securities classified as trading securities were as follows:



                                                   2000                1999
                                                   ----                ----
      State Government Obligations:
      Due within one year                       $  4,859,000       $ 6,845,000
      Due after one year through ten years         2,240,000         3,336,000
                                                ------------       -----------
      Total                                     $  7,099,000       $10,181,000
                                                ============       ===========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

(4)      INCOME TAXES

         Income taxes are summarized as follows:

                              2000               1999              1998
                         ---------------    ---------------   ---------------

      Current:
          Federal           $5,345,000         $8,088,000        $3,528,000
          State                900,000          1,323,000           569,000
                         ---------------    ---------------   ---------------
                             6,245,000          9,411,000         4,097,000
                         ---------------    ---------------   ---------------

      Deferred:
          Federal              865,000             42,000         1,318,000
          State                179,000             47,000           227,000
                         ---------------    ---------------   ---------------
                             1,044,000             89,000         1,545,000
                         ---------------    ---------------   ---------------

                            $7,289,000         $9,500,000        $5,642,000
                         ===============    ===============   ===============


Deferred income taxes are comprised of the effects of the components listed below. A valuation allowance has been recorded to reduce deferred tax assets for which the Company believes a tax benefit will not be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                          2000          1999
                                                   ------------    ------------
   Deferred tax assets attributable to:
      Depreciation                                 $ 3,061,000     $ 2,637,000
      State net operating losses carried forward     1,088,000         915,000
      Inventories                                      595,000         548,000
      Other                                          1,291,000         999,000
      Valuation allowance                             (912,000)       (761,000)
                                                  --------------   ------------

      Net deferred tax assets                        5,123,000       4,338,000

   Deferred tax liabilities attributable to:
      Intangible assets                            (10,440,000)     (8,605,000)
                                                  --------------  -------------

      Net deferred tax liabilities                 $(5,317,000)    $(4,267,000)
                                                  ==============  =============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                                      2000          1999          1998
                                                   ----------    -----------   ----------
     "Expected" income taxes                       $6,045,000     $7,890,000   $4,360,000
     State income taxes, net of Federal benefit       697,000        895,000      484,000
     Amortization of intangible assets                358,000        358,000      354,000
     Other                                            189,000        357,000      444,000
                                                   ----------     ----------   ----------

                                                   $7,289,000     $9,500,000   $5,642,000
                                                   ==========     ==========   ==========


(5)      EMPLOYEE BENEFIT PLANS

The Company adopted the Insurance Auto Auctions, Inc. 1991 Stock Option Plan (the 1991 Plan), as amended, presently covering 2,350,000 shares of the Company's common stock. The 1991 Plan provides for the grant of incentive stock options to key employees and nonqualified stock options and stock appreciation rights to key employees, directors, consultants and independent contractors. The 1991 Plan expires September 26, 2006. In general, new non-employee directors will automatically receive grants of nonqualified options to purchase 10,000 shares and subsequent grants to purchase 2,000 shares at specified intervals.

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

Under the plans, as of December 31, 2000, options to purchase an aggregate of 1,260,595 shares were outstanding at a weighted average exercise price of $14.20 per share and 811,771 shares remained available for future grant.

Activity under the plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                     Weighted                 Weighted                    Weighted
                                                      Average                  Average                     Average
                                          2000       Exercise       1999      Exercise        1998        Exercise
                                         Shares        Price       Shares       Price        Shares        Price
                                         ------        -----       ------       -----        ------        -----
Balance at beginning of year            1,087,000    $ 15.01     1,195,000    $ 14.21       1,086,000    $ 21.59
    Options granted                       359,000      11.62       188,000      12.99         586,000      11.43
    Options canceled                      (54,000)     22.12       (61,000)     14.52        (461,000)     28.13
    Options exercised                    (132,000)     10.67      (235,000)      9.52         (16,000)      7.00
                                       ----------    -------     ---------    -------       ----------   --------

Balance at end of year                  1,261,000    $ 14.20     1,087,000    $ 15.01       1,195,000    $ 14.21
                                       ==========    =======     =========    =======       ==========   ========

Options exercisable at end of year        775,000                  780,000                    572,000
                                       ==========                =========                  =========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


                                           December 31, 2000
- ----------------------------------------------------------------------------------------------------
                                       Options Outstanding                    Options Exercisable
                           --------------------------------------------     ------------------------

                                           Weighted Average
                                    ------------------------------
                                             Remaining                                    Weighted
                                            Contractual                      Number       Average
 Range of Exercise         Number of           Life           Exercise         of         Exercise
       Price                Options         (in years)          Price        Options       Price
- ---------------------     ------------     -------------     ----------     ---------     --------
$ 7.00 to $10.00              84,000           5.23            $ 8.10         81,000       $ 8.08
 10.38 to  13.50             899,000           5.53             11.33        451,000        11.59
 14.13 to  23.25             126,000           4.31             17.21         91,000        17.30
 28.63 to  37.50             152,000           3.30             32.00        152,000        32.00
                          ------------                                      --------
$ 7.00 to $37.50           1,261,000           5.12            $14.20        775,000       $15.89
                          ============                                      ========

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

                                    2000           1999           1998
                                ------------   -------------  ------------

Pro forma earnings               $9,840,000     $12,329,000    $6,554,000
                                ===========    =============  ===========

Pro forma earnings per share
  Basic                          $      .84     $      1.08    $      .58
                                ===========    =============  ===========
  Diluted                        $      .82     $      1.06    $      .57
                                =============  =============  ===========


The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $6.73, $7.82 and $5.86, respectively, based upon a grant date valuation using the Black-Scholes option pricing model with the following weighted average assumptions in 2000, 1999 and 1998 expected dividend yield of 0.0%, expected volatility of .64, .63 and .61, respectively; risk-free interest rate of 5.1%, 6.4% and 5.5%, respectively; and an average expected option life of 5.1, 5.4 and 5.7 years, respectively.

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

The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors and during the years ended December 31, 2000, 1999 and 1998, were matched 100% up to 4% of eligible earnings. Company contributions to the plan during the years ended December 31, 2000, 1999 and 1998 were approximately $676,000, $464,000 and $479,000, respectively.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(6)  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2000 1999 and 1998, the Company recorded fee income of $6.4 million, $5.4 million and $4.7 million, respectively, related to the consignment sale of vehicles insured by Allstate Insurance Company ("Allstate") and recorded sales of $28.8 million, $35.0 million and $35.7 million,, respectively, and cost of sales of $26.7 million, $31.6 million and $32.5 million, respectively, related to the purchase of Allstate-insured vehicles under the purchase agreement method. Allstate held 1,667,000 shares of the Company's common stock during the three years ended December 31, 2000; such shares were sold by Allstate in February 2001. See also Note 7 with respect to rentals under leases with other related parties.

(7)  COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases with related and nonrelated parties, which expire through December 2009. Rental expense for the years ended December 31, 2000, 1999 and 1998, respectively, aggregated $15.9 million, $12.2 million and $9.9 million, respectively, (of which $1.2 million, $1.1 million and $1.0 million pertained to leases with related parties in 2000, 1999 and 1998, respectively).

     Minimum annual rental commitments for the next five years under noncancelable leases at December 31, 2000 are as follows:

                                         UNRELATED          RELATED
                                          PARTIES           PARTIES
                                      ----------------    -------------
      Year ending December 31:

          2001                          $11,839,000         $1,181,000
          2002                           11,207,000          1,015,000
          2003                            9,440,000            356,000
          2004                            6,675,000            297,000
          2005                            3,937,000                  -
          Thereafter                      7,513,000                  -
                                      ----------------    -------------

                                        $50,611,000         $2,849,000
                                      ================    =============

     The Company has purchase agreements with certain insurance company suppliers, which expire at various intervals over the next two years. The Company's largest supplier accounted for 14% of the Company's supply of vehicles sold in 2000, 16% in 1999 and 17% in 1998. The second largest supplier accounted for 14%, 14% and 13% of the Company's supply of vehicles sold in 2000, 1999 and 1998, respectively. A third supplier accounted for 12%, 13% and 14% of the Company's supply of vehicles sold in 2000, 1999 and 1998, respectively.

     The Company has compensation agreements with certain officers and other key employees.

     The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of its business. None of these claims are expected to have a material adverse effect on the Company's financial condition or operating results.


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

     A one-percentage point increase or decrease in the assumed health care cost trend rate for each future year would not have a material impact on the Accumulated Postretirement Benefit Obligation or the income recognized relative to the Plan in 2000. The assumed discount rate used to determine the Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2000, 1999 and 1998 was 7.5%, 7.8% and 6.5%, respectively. The Company recorded net post-retirement income of approximately $84,000, $169,000 and $168,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Accumulated Postretirement Benefit Obligation (APBO) is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is included in the footnote disclosure. For retirees, it is the present value of all benefits expected to be paid from the plan.

     Reconciliation of funded status as of December 31,

                                                                       2000             1999             1998
                                                                   -------------  ----------------  ---------------
     Medical                                                       $  (747,000)    $   (840,000)    $    (927,000)
     Life Insurance                                                   (290,000)        (327,000)         (361,000)
                                                                   -------------  ----------------  ---------------

     Total APBO                                                     (1,037,000)      (1,167,000)       (1,288,000)

     Plan assets                                                            --               --                --
                                                                   -------------  ----------------  ---------------

     Funded status                                                  (1,037,000)      (1,167,000)       (1,288,000)

     Unrecognized net loss from past experience                     (1,964,000)      (2,011,000)       (2,197,000)
                                                                   -------------  ----------------  ---------------

     Accrued postretirement benefit cost                           $(3,001,000)    $ (3,178,000)     $ (3,485,000)
                                                                   =============  ================  ===============

     Reconciliation of accumulated postretirement benefit cost:
         Accrued benefit cost                                      $(3,262,000)    $ (3,513,000)     $ (3,831,000)
         Income                                                         84,000          169,000           168,000
         Contributions/premium paid                                    177,000          166,000           178,000
                                                                   -------------  ----------------  ---------------

         Accumulated postretirement benefit cost, December 31,     $(3,001,000)    $ (3,178,000)     $ (3,485,000)
                                                                   =============  ================  ===============

Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.


(9)  SPECIAL CHARGES

     During the fourth quarter of 2000, the Company recorded special charges of $4,772,000 The $4,772,000 million charge includes $3,000,000 million associated with the abandonment or disposal of computer hardware and software, $1,174,000 million to cover expenses related to the February 2000 plane crash that damaged the Company's facility in Rancho Cordova, California and $598,000 of other miscellaneous special charges.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


During the first quarter of 1998, a settlement agreement was entered into by the Company resolving all outstanding differences between Insurance Auto Auctions, Inc. and a former director, who resigned as a director and Chairman of the Board. In the settlement agreement, various agreements were terminated (including agreements providing for compensation and certain benefits through June 30, 1999, and all outstanding stock options). Per the settlement agreement, the Company made a lump-sum payment of $700,000 to the former director. This included a bonus payment for 1997 of $126,000 pursuant to a 1996 agreement between the Company and the former director. The difference of $574,000 was recorded as a special charge in 1998.

In addition, McKinsey & Co. had been retained to assist the Company in identifying and developing additional customer-valued services, focusing on opportunities to add value to the insurance industry's automobile claims process and reduce costs for these organizations. The scope of the work completed also included current competencies, geographic presence and assets. The $990,000 cost of the project was recorded as a special charge in 1998.

(10)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited financial data for 2000 and 1999 are as follows:

                                           MARCH 31            JUNE 30         SEPTEMBER 30        DECEMBER 31
                                        --------------      -------------     --------------      -------------
  2000:
      Net sales                         $  86,960,000       $  84,276,000      $  80,132,000      $  81,808,000
      Gross profit                         23,105,000          24,187,000         21,607,000         20,498,000
      Earnings from operations              7,139,000           8,793,000          4,017,000         (2,055,000)
      Net earnings                          4,181,000           5,195,000          2,359,000         (1,246,000)
      Basic earnings per share          $         .36       $         .45      $         .20      $        (.11)
      Diluted earnings per share        $         .35       $         .44      $         .20      $        (.10)
                                        ==============     ==============     ==============      =============

  1999:
      Net sales                         $  79,878,000       $  82,531,000      $  77,014,000      $  77,968,000
      Gross profit                         19,937,000          22,695,000         20,549,000         20,261,000
      Earnings from operations              5,363,000           7,547,000          5,405,000          5,589,000
      Net earnings                          2,853,000           4,257,000          3,186,000          3,409,000
      Basic earnings per share          $         .25       $         .37      $         .28      $         .29
      Diluted earnings per share        $         .25       $         .37      $         .27      $         .29
                                        ==============     ==============     ===============     =============

The sum of earnings per share for the quarters may not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES







                                INDEX TO EXHIBITS



Exhibit No.
- ----------


10.162 Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.163 Employment agreement, dated November 17, 2000, by and between the Company and Thomas C. O'Brien.

21.1         Subsidiaries of the Registrant

23.1         Consent of KPMG LLP

24.1         Power of Attorney