Form 10-Q
period 2001-04-01
INSURANCE AUTO AUCTIONS INC /CA
filed 2001-05-16
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
             ------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001:

                Class                       Outstanding April 30, 2001
                -----                       --------------------------

    Common Stock, $0.001 Par Value                11,732,935 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.


                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of April 1, 2001 and December 31, 2000.....................................      3
         Condensed Consolidated Statements of Operations for the
              Three Month Periods ended April 1, 2001 and March 31, 2000....................      4
         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods ended April 1, 2001 and March 31, 2000....................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     13

PART II.  OTHER INFORMATION.................................................................     13

Item 1.  Legal Proceedings..................................................................     13

Item 2.  Changes in Securities..............................................................     13

Item 3.  Defaults upon Senior Securities....................................................     13

Item 4.  Submission of Matters to a Vote of Security Holders................................     13

Item 5.  Other Information..................................................................     13

Item 6.  Exhibits and Reports on Form 8-K...................................................     13

SIGNATURES        ..........................................................................     14

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands of dollars except share and per share)



                                                        APRIL 1,    DECEMBER 31,
                                                          2001         2000
                                                        --------    ------------
ASSETS                                                 (UNAUDITED)

Current assets:
     Cash and cash equivalents                          $ 28,384       $ 30,938
     Short-term investments                               12,810          4,859
     Accounts receivable, net                             49,551         48,091
     Inventories                                          14,274         10,588
     Other current assets                                  5,506          3,112
                                                        --------       --------
            Total current assets                         110,525         97,588
                                                        --------       --------
Property and equipment, net                               33,236         30,492
Other investments                                          1,115          2,240
Deferred income taxes                                      5,206          5,123
Intangible assets, principally goodwill, net             129,248        130,264
                                                        --------       --------
                                                        $279,330       $265,707
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt             $     37       $     37
     Accounts payable                                     47,458         38,176
     Accrued liabilities                                   6,393          6,171
     Accrued restructuring charges                         4,437           --
                                                        --------       --------
         Total current liabilities                        58,325         44,384
                                                        --------       --------
Long-term debt, excluding current installments            20,131         20,141
Other liabilities                                          3,859          3,001
Deferred income taxes                                     10,814         10,440
                                                        --------       --------
         Total liabilities                                93,129         77,966
                                                        --------       --------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued               --             --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and
     outstanding 11,732,935 and 11,715,936
     shares as of April 1, 2001 and December 31,
     2000, respectively                                      12             12
Additional paid-in capital                               137,069        136,962
Retained earnings                                         49,120         50,767
                                                        --------       --------
         Total shareholders' equity                      186,201        187,741
                                                        --------       --------
                                                        $279,330       $265,707
                                                        ========       ========



See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)



                                                   THREE MONTH PERIODS ENDED
                                                   -------------------------
                                                    APRIL 1,     MARCH 31,
                                                      2001        2000
                                                   -------------------------
                                                         (UNAUDITED)
Net revenues:
     Vehicle sales                                  $ 40,217    $ 54,964
     Fee income                                       37,627      31,996
                                                    --------    --------
                                                      77,844      86,960
Cost and expenses:
     Cost of sales                                    55,025      63,855
     Direct operating expenses                        18,467      15,018
     Amortization of intangible assets                 1,006         948
     Special charges                                   6,047        --
                                                    --------    --------
         Earnings (loss) from operations              (2,701)      7,139

Other (income) expense:
     Interest expense                                    456         464
     Interest income                                    (368)       (411)
                                                    --------    --------
         Earnings (loss) before income taxes          (2,789)      7,086

Provision (benefit) for income taxes                  (1,144)      2,905
                                                    --------    --------
         Net earnings (loss)                        $ (1,645)   $  4,181
                                                    ========    ========

Net earnings (loss) per share:
     Basic                                          $   (.14)   $    .36
                                                    ========    ========
     Diluted                                        $   (.14)   $    .35
                                                    ========    ========

Weighted average shares outstanding:
     Basic                                            11,730      11,586
     Effect of dilutive securities -stock options        116         200
                                                    --------    --------
     Diluted                                          11,846      11,786
                                                    ========    ========


     See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                              THREE MONTH PERIODS ENDED
                                                                              -------------------------
                                                                                  APRIL 1,   MARCH 31,
                                                                                   2001        2000
                                                                              -------------------------
                                                                                     (unaudited)
Cash flows from operating activities:
Net earnings (loss)                                                              $ (1,645)   $  4,181
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                  2,335       2,384
     Gain on disposal of fixed assets                                                (407)        (13)
     Special charges                                                                6,047        --
     Change in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Investments, net                                                            (6,826)     (2,251)
       Accounts receivable, net                                                    (1,397)     (1,020)
       Inventories                                                                 (3,686)       (109)
       Other current assets                                                        (2,394)       (403)
       Other assets                                                                    36         111
     Increase (decrease) in:
       Accounts payable                                                             9,228      (1,894)
       Accrued liabilities                                                           (540)        504
       Deferred income taxes                                                          291       2,792
                                                                                 --------    --------
         Total adjustments                                                          2,687         101
                                                                                 --------    --------
     Net cash provided by operating activities                                      1,042       4,282
                                                                                 --------    --------

Cash flows from investing activities:
   Capital expenditures                                                            (4,928)     (3,032)
   Proceeds from disposal of fixed assets                                           1,340          21
   Acquisitions of businesses, net of cash acquired                                  (105)     (6,000)
                                                                                 --------    --------
       Net cash used in investing activities                                       (3,693)     (9,011)
                                                                                 --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                             107         173
   Principal payments of long-term debt                                               (10)       (151)
                                                                                 --------    --------
       Net cash used in financing activities                                           97          22
                                                                                 --------    --------
Net decrease in cash                                                               (2,554)     (4,707)
Cash and cash equivalents at beginning of period                                   30,938      27,186
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 28,384    $ 22,479
                                                                                 ========    ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                    $    870    $    860
                                                                                 ========    ========
     Income taxes                                                                $   --      $    112
                                                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   GENERAL

     The unaudited condensed consolidated financial statements of Insurance Auto Auctions, Inc. and its subsidiaries (collectively, the "Company") have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of the Company, reflect all adjustments (consisting of normal recurring adjustments, except as otherwise described in Note 2) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

     As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     Effective January 1, 2001, the Company adopted a fiscal year ending on the last Sunday in December of each year. Fiscal year 2001 will consist of 52 weeks and will end on December 30, 2001.

2.   SPECIAL CHARGES

     In March 2001, the Company announced an organizational realignment. During the first quarter of 2001, the Company recorded pretax restructuring charges of $6.0 million. As part of this plan, the Company offered involuntary severance packages to approximately 30 staff employees primarily located at its headquarters and recognized $2.4 million in employee termination benefits associated with this workforce reduction. The Company also recorded approximately $1.7 million related to the abandonment of certain facilities including cancellation of a planned expansion at its headquarters building. The remaining balance includes amounts related to repositioning the Company's towing operations and other restructuring charges. The Company expects to substantially complete these restructuring activities by the end of 2001.

     The restructuring charges were determined based upon formal plans approved by the Company's management. The amounts the Company ultimately incurs may change as the full reorganization is executed. The activity affecting the accrual for restructuring charges, which is included in accrued restructuring charges and other non-current liabilities, for the three months ended April 1, 2001 is as follows:


 (000's)                       Workforce  Facility    Towing
                               Reduction  Closing    and Other   Total
                               ---------  -------    ---------  ------
Balance at December 31, 2000   $  --      $  --      $  --      $  --
Charges to operations            2,376      1,739      1,932      6,047
Utilization of accrual            (213)      --         (497)      (710)
                               -------    -------    -------    -------
Balance at April 1, 2001       $ 2,163    $ 1,739    $ 1,435    $ 5,337
                               =======    =======    =======    =======

3.   INCOME TAXES

     Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

4.   ACQUISITION

     In February 2001, the Company acquired Pittsburgh Auto Salvage Service for $105,000 in cash. This acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition.

5.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which addresses the accounting for derivative instruments. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective beginning January 1, 2001. The Company does not have any derivative instruments or engage in hedging activities that are subject to the provisions of SFAS No. 133


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. Among these risks are: conducting business pursuant to the purchase agreement method of sale; changes in the market value of salvage; fluctuations in the actual cash value of salvage vehicles; the ability to successfully renegotiate existing purchase agreement contracts; the quality and quantity of inventory available from suppliers; competition; the ability to pass through increased towing costs; dependence on key insurance company suppliers; delays or changes in state title processing; general weather conditions; legislative or regulatory acts; that vehicle processing time will improve; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; that the Company's towing business will reach forecasted levels of profitability and the level of energy and labor costs.

OVERVIEW

     The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment, fixed fee consignment, and purchase agreement. Under the percentage of sale consignment and fixed fee sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net sales. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements thereby maximizing vehicle selling prices. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

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

     Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 58 locations as of April 1, 2001.

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

RESULTS OF OPERATIONS

     Three Months Ended April 1, 2001 Compared to the Three Months Ended March 31, 2000

     Net revenues of the Company decreased to $77.8 million for the three months ended April 1, 2001, from $87.0 million for the same three month period in 2000, a 10% decrease. The decline in net revenues is consistent with a planned strategic shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a car under the lower risk consignment fee based arrangements. This change in contract mix also contributed to the significant increase in fee income for the quarter. Fee income in the first quarter increased 18% to $37.6 million versus $32.0 million in the first quarter of last year. This increase is the result of both increased volume and pricing changes.

     Gross profit decreased 1% to $22.8 million for the three months ended April 1, 2001, from $23.1 million for the comparable period in 2000. The decline in profitability reflects continued poor performance of certain purchase agreement contracts during their phase-out period as well as inventory write-downs on certain purchase agreement cars still in inventory.

     Direct operating expenses increased to $18.5 million for the three months ended April 1, 2001, from $15.0 million for the comparable period in 2000. The increase is primarily the result of acquisitions and greenfields that were completed in 2000.

     Interest expense decreased slightly to $456,000 for the three months ended April 1, 2001, from $464,000 for the comparable period in 2000. Interest income decreased to $368,000 for the 2001 first quarter versus $411,000 for the 2000 first quarter.

     The Company's effective income tax rate was 41% in both 2000 and 2001.


FINANCIAL CONDITION AND LIQUIDITY

     At April 1, 2001, the Company had current assets of $110.5 million, including $28.4 million of cash and cash equivalents and $12.8 million of short-term investments. Current liabilities were $58.3 million. The Company had working capital of $52.2 million at April 1, 2001, a $1.0 million decrease from December 31, 2000.

     At April 1, 2001, the Company's indebtedness consisted mostly of 8.6% Senior Notes of $20.0 million that mature in 2002 and other debt aggregating $168,000, which bears interest at 8.0%. Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at April 1, 2001 for the post-retirement benefits liability is approximately $2.9 million. The remaining balance within other long-term liabilities represents expenditures related to the restructuring charge that will be made more than one year beyond April 1, 2001.

     Capital expenditures were approximately $4.9 million for the three months ended April 1, 2001. These capital expenditures primarily included upgrading and expanding the Company's facilities including the purchase of land at its new facility in Albuquerque, New Mexico and the opening of its new Los Angeles, California facility. This facility consolidates and replaces two previous sites within the Los Angeles area. The Company currently leases most of its facilities and other properties.

     In February 2001, the Company acquired Pittsburgh Auto Salvage Service for $105,000 in cash. This acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition.

     In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of April 1, 2001, the Company had not purchased any shares pursuant to this authorization.

     The Company believes that cash generated from operations will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is continued growth possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

     The Company's operating results have not historically been materially affected by inflation.

OTHER

     On February 16, 2000, an Emery Worldwide DC-8 cargo jet crashed in to the Company's facility in Rancho Cordova, California. The three Emery crew members who were on board died, but there were no fatalities on the ground.

     Although no buildings were affected, approximately 850 vehicles at the branch were either destroyed or damaged by the crash and the ensuing fire ("Inventory Damage"). The crash and fire also caused the release of hazardous substances at the branch, necessitating certain environmental remediation and property restoration activities, which have now been completed.

     The Company filed three claims with its insurance carrier: first, an Inventory Damage claim; second, a "business interruption" claim because the branch was closed for a brief period as a result of the crash; and third, a property damage claim principally to the parking surfaces of the branch. At April 1, 2001, IAA had received approximately $1.0 million from its insurance carrier related to the Inventory Damage.

     Additionally, as of April 1, 2001, the Company had incurred approximately $1.8 million of expenses from the environmental property remediation related to the crash. The Company's insurance policy is limited for environmental property remediation expenses and is likely not sufficient to cover all costs. Pursuant to the terms of the Company's lease at this facility, IAA believes that it has a claim which entitles it to recover one-half the cost of environmental property remediation from the property's landlord.

     The Company's insurance policy also limits "business interruption" recovery based on a co-insurance provision in the policy. The Company's former insurance broker is negotiating a modification of the impact of this provision with the insurance carrier.

     The Company intends to vigorously pursue any and all claims under applicable law against Emery Worldwide and other potentially responsible parties for the crash, including environmental costs incurred by the Company. The Company concluded, during the fourth quarter of 2000, that it was probable that not all expenses incurred related to this crash would be reimbursed. As such, the Company's accrued clean-up costs of approximately $1.2 million were included within the Company's special charge for the fourth quarter of 2000.

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

     Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2000, vehicles supplied by the Company's three largest suppliers accounted for approximately 40% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 14%, 14%, and 12%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company had approximately $13.9 million of investments as of April 1, 2001. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.55% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. INAPPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS. INAPPLICABLE

ITEM 5. OTHER INFORMATION. INAPPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

             3.1 Bylaws of the Registrant, as amended as of March 21, 2001.

            10.1 Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

            10.2 Employment Agreement dated April 2, 2001 by and between the
                 Company and David Montgomery.

            10.3 Employment Agreement dated April 2, 2001 by and between the
                 Company and Scott Pettit.

            10.4 Separation Agreement dated March 31, 2001 by and between the
                 Company and Gaspare G. Ruggirello.

            10.5 Separation Agreement dated April 9, 2001 by and between the
                 Company and Donald J. Comis.

            10.6 Separation Agreement dated April 9, 2001 by and between the
                 Company and Gerald C. Comis.

            10.7 Separation Agreement dated April 9, 2001 by and between the
                 Company and Patrick T. Walsh.

            10.8 Separation Agreement dated March 9, 2001 by and between the
                 Company and Stephen L. Green.


        (b) REPORTS ON FORM 8-K.
            The Company filed a current report on Form 8-K on February 16, 2001 to report a Shareholder Agreement among the Company, ValueAct Capital Partners, L.P., Value Act Capital Partners II, L. P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INSURANCE AUTO AUCTIONS, INC.




Date: May 16, 2001                          By:  /s/ Scott P. Pettit
      ------------                             ---------------------------------
                                            Name:  Scott P. Pettit
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------


  3.1       Bylaws of the Registrant, as amended as of March 21, 2001.

 10.1 Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

 10.2 Employment Agreement dated April 2, 2001 by and between the Company and David Montgomery.

 10.3 Employment Agreement dated April 2, 2001 by and between the Company and Scott Pettit.

 10.4 Separation Agreement dated March 31, 2001 by and between the Company and Gaspare G. Ruggirello.

 10.5 Separation Agreement dated April 9, 2001 by and between the Company and Donald J. Comis.

 10.6 Separation Agreement dated April 9, 2001 by and between the Company and Gerald C. Comis.

 10.7 Separation Agreement dated April 9, 2001 by and between the Company and Patrick T. Walsh.

 10.8 Separation Agreement dated March 9, 2001 by and between the Company and Stephen L. Green.