Form 10-Q
period 2001-07-01
INSURANCE AUTO AUCTIONS INC /CA
filed 2001-08-14
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 1, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001:

              Class                              Outstanding July 31, 2001
              -----                              -------------------------

   Common Stock, $0.001 Par Value                    11,973,165 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.


                                                                                            PAGE NUMBER
                                                                                            -----------
Part I.  Financial Information..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Balance Sheets
              as of July 1, 2001 and December 31, 2000......................................      3
         Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods ended July 1, 2001 and June 30, 2000........      4
         Condensed Consolidated Statements of Cash Flows for the
              Six Month Periods ended July 1, 2001 and June 30, 2000........................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     13

PART II.  OTHER INFORMATION.................................................................     14

Item 1.  Legal Proceedings..................................................................     14

Item 2.  Changes in Securities..............................................................     14

Item 3.  Defaults upon Senior Securities....................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders................................     14

Item 5.  Other Information..................................................................     14

Item 6.  Exhibits and Reports on Form 8-K...................................................     14

SIGNATURES        ..........................................................................     15

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (in thousands except share and per share amounts)


                                                            July 1,      December 31,
                                                              2001           2000
                                                          ------------   ------------
ASSETS                                                    (Unaudited)

Current assets:
     Cash and cash equivalents                              $ 35,875         $ 30,938
     Short-term investments                                    3,911            4,859
     Accounts receivable, net                                 45,398           48,091
     Inventories                                              15,113           10,588
     Other current assets                                      4,499            3,112
                                                            --------         --------
            Total current assets                             104,796           97,588
                                                            --------         --------

Property and equipment, net                                   35,603           30,492
Investments in marketable securities                            --              2,240
Deferred income taxes                                          5,264            5,123
Other assets, principally goodwill, net                      128,229          130,264
                                                            --------         --------
                                                            $273,892         $265,707
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                 $ 20,038         $     37
     Accounts payable                                         39,182           38,176
     Accrued liabilities                                       5,791            6,171
     Accrued restructuring charges                             2,821             --
                                                            --------         --------
         Total current liabilities                            67,832           44,384
                                                            --------         --------

Long-term debt, excluding current installments                   121           20,141
Other liabilities                                              3,612            3,001
Deferred income taxes                                         11,129           10,440
                                                            --------         --------

         Total liabilities                                    82,694           77,966
                                                            --------         --------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                   --               --
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     11,921,365 and 11,715,936 shares as of July 1,
     2001 and December 31, 2000, respectively                     12               12
Additional paid-in capital                                   139,893          136,962
Retained earnings                                             51,293           50,767
                                                            --------         --------

         Total shareholders' equity                          191,198          187,741
                                                            --------         --------
                                                            $273,892         $265,707
                                                            ========         ========



See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (in thousands except per share amounts)



                                                                  THREE MONTH PERIODS ENDED   SIX MONTH PERIODS ENDED
                                                                  -------------------------   -----------------------
                                                                      JULY 1,     JUNE 30,       JULY 1,    JUNE 30,
                                                                       2001         2000         2001         2000
                                                                  -------------------------   -----------------------
                                                                          (UNAUDITED)               (UNAUDITED)
Net revenues:
     Vehicle sales                                                  $  36,942    $  50,845    $  77,159    $ 105,809
     Fee income                                                        38,572       33,431       76,199       65,427
                                                                    ---------    ---------    ---------    ---------
                                                                       75,514       84,276      153,358      171,236
Costs and expenses:
     Cost of sales                                                     51,122       60,089      106,147      123,944
     Direct operating expenses                                         19,550       14,409       38,017       29,427
     Amortization of acquisition costs                                  1,005          985        2,011        1,933
     Special charges                                                     --           --          6,047         --
                                                                    ---------    ---------    ---------    ---------
         Earnings from operations                                       3,837        8,793        1,136       15,932

Other (income)expense:
     Interest expense                                                     456          457          912          921
     Interest income                                                     (315)        (470)        (683)        (881)
                                                                    ---------    ---------    ---------    ---------

         Earnings before income taxes                                   3,696        8,806          907       15,892

Income taxes                                                            1,525        3,611          381        6,516
                                                                    ---------    ---------    ---------    ---------

     Net earnings                                                   $   2,171    $   5,195    $     526    $   9,376
                                                                    =========    =========    =========    =========

Net earnings per share:
     Basic                                                          $     .18    $     .45    $     .04    $     .81
                                                                    =========    =========    =========    =========
     Diluted                                                        $     .18    $     .44    $     .04    $     .79
                                                                    =========    =========    =========    =========

Weighted average shares outstanding:
     Basic                                                             11,792       11,634       11,761       11,610
     Effect of dilutive securities -
       stock options                                                      148          252          208          218
                                                                    ---------    ---------    ---------    ---------
     Diluted                                                           11,940       11,886       11,969       11,828
                                                                    =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (in thousands of dollars)


                                                                                   SIX MONTH PERIODS ENDED
                                                                                 ---------------------------
                                                                                   JULY 1,         JUNE 30,
                                                                                    2001             2000
                                                                                 ---------------------------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                         $    526    $  9,376
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                      4,975       4,790
     Gain on disposal of fixed assets                                                    (388)        (22)
     Special charges                                                                    6,047        --
     Changes in assets and liabilities (excluding effects of acquired businesses):
     (Increase) decrease in:
       Investments, net                                                                 3,188      (2,596)
       Accounts receivable, net                                                         2,756        (826)
       Inventories                                                                     (4,525)        306
       Other current assets                                                            (1,387)       (628)
       Other assets                                                                        52          30
     Increase (decrease) in:
       Accounts payable                                                                   952       4,274
       Accrued liabilities                                                             (3,006)        419
       Deferred income taxes, net                                                         549       1,124
                                                                                     --------    --------
         Total adjustments                                                              9,213       6,871
                                                                                     --------    --------

     Net cash provided by operating activities                                          9,739      16,247
                                                                                     --------    --------

Cash flows from investing activities:
   Capital expenditures                                                                (9,025)     (6,432)
   Proceeds from disposal of fixed assets                                               1,416          88
   Acquisitions of businesses, net of cash acquired                                      (105)     (6,925)
                                                                                     --------    --------

      Net cash used in investing activities                                            (7,714)    (13,269)
                                                                                     --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                               2,931       1,398
   Principal payments of long-term debt                                                   (19)       (114)
                                                                                     --------    --------

Net cash provided by financing activities                                               2,912       1,284
                                                                                     --------    --------

Net increase in cash                                                                    4,937       4,262

Cash and cash equivalents at beginning of period                                       30,938      27,186
                                                                                     --------    --------

Cash and cash equivalents at end of period                                           $ 35,875    $ 31,448
                                                                                     ========    ========

Supplemental disclosures of cash flow information: Cash paid during the periods for:
     Interest                                                                        $    860    $    860
                                                                                     ========    ========
     Income taxes                                                                    $      7    $  5,154
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

       The restructuring charges were determined based upon formal plans approved by the Company's management. The amounts the Company ultimately incurs may change as the reorganization is executed. The activity affecting the accrual for restructuring charges, which is included in Accrued Liabilities and Other Non-current Liabilities, for the six months ended July 1, 2001 is as follows:


(000's)                            Workforce   Facility    Towing
                                   Reduction   Closings   and Other    Total
                                   ---------   --------   ---------  ---------
Balance at December 31, 2000 ....   $  --      $          $  --      $  --
Charges to operations ...........     2,376      1,739      1,932      6,047
Utilization of accrual ..........    (1,368)      (378)      (784)    (2,530)
                                    -------    -------    -------    -------
Balance at July 1, 2001 .........   $ 1,008    $ 1,361    $ 1,148    $ 3,517
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

5.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to comply with SFAS No. 141 for all new acquisitions that occur beginning in the third quarter of fiscal year 2001. The Company is required to comply with SFAS No. 142 in the third quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. Among these risks are: conducting business pursuant to the purchase agreement method of sale; changes in the market value of salvage; fluctuations in the actual cash value of salvage vehicles; the ability to successfully renegotiate existing purchase agreement contracts; the quality and quantity of inventory available from suppliers; competition; the ability to pass through increased towing costs; dependence on key insurance company suppliers; delays or changes in state title processing; general weather conditions; legislative or regulatory acts; that vehicle processing time will improve; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; that the Company's towing business will reach forecasted levels of profitability and the level of energy and labor costs.

OVERVIEW

         The Company offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions through a variety of different methods of sale, including percentage of sale consignment, fixed fee consignment, and purchase agreement. Under the percentage of sale consignment and fixed fee sales methods, the vehicle is not owned by the Company and only the fees associated with the processing and sale of the vehicle are recorded in net revenues. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements thereby maximizing vehicle selling prices. Under the purchase agreement sales method, the vehicle is owned by the Company and the sales price of the vehicle is recorded in revenue. By assuming some of the risk inherent in owning the salvage vehicle instead of selling on a consignment basis, the Company is potentially able to increase profits by improving the value of the salvage vehicle prior to the sale.

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

         Since its initial public offering, the Company has grown primarily through a series of acquisitions to now include 58 locations as of July 1, 2001.

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

RESULTS OF OPERATIONS

         Three Months Ended July 1, 2001 Compared to the Three Months Ended June 30, 2000

         Net revenues of the Company decreased to $75.5 million for the three months ended July 1, 2001, from $84.3 million for the same three month period in 2000, a 10% decrease. The decline in net revenues is consistent with a planned strategic shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a car under the lower risk consignment fee based arrangements. This change in contract mix also contributed to the significant increase in fee income for the quarter. Fee income in the second quarter increased 15% to $38.6 million versus $33.4 million in the second quarter of last year. This increase is the result of both increased volume and pricing changes. Gross profit increased slightly to $24.4 million for the three months ended July 1, 2001, from $24.2 million for the comparable period in 2000.

         Direct operating expenses increased to $19.6 million for the three months ended July 1, 2001, from $14.4 million for the comparable period in 2000. Acquisitions and Company-developed new greenfield sites that were completed in 2000 and 2001 contributed to the significant increase in expenses. In addition, higher information technology expenses were recognized in 2001 as internal staffing costs were redirected from capitalized development cost efforts to maintenance.

         Interest expense decreased slightly to $456,000 for the three months ended July 1, 2001, from $457,000 for the comparable period in 2000. Interest income decreased to $315,000 for the 2001 second quarter versus $470,000 for the fiscal year 2000 second quarter.

         The Company's effective income tax rate for the quarter was 41.3% in 2001 versus 41% in 2000.

         Six Months Ended July 1, 2001 Compared to the Six Months Ended June 30, 2000

         Net revenues of the Company decreased to $153.4 million for the six months ended July 1, 2001, from $171.2 million for the same six month period in 2000, a 10% decrease. Fee income in the second quarter increased 16% versus last year. This increase is the result of both increased volume and pricing changes.

         Gross profit decreased slightly to $47.2 million for the six months ended July 1, 2001, from $47.3 million for the same period in 2000. The decline in profitability reflects continued poor performance of certain purchase agreement contracts during their phase-out period as well as inventory write-downs on certain purchase agreement cars still in inventory.

         Direct operating expenses increased to $38.0 million for the six months ended July 1, 2001, from $29.4 million for the comparable period in 2000. The increase is primarily related to acquisitions and greenfields that were completed in 2000 and 2001.

         Interest expense decreased slightly to $912,000 for the six months ended July 1, 2001, from $921,000 for the same period in 2000. Interest income decreased to $683,000 for the six month period ended July 1, 2001, from $881,000 for the comparable period in 2000.

         Income taxes decreased to $381,000 for the six months ended July 1, 2001, from $6.5 million for the comparable period in 2000. The Company's effective tax rate for the six months ended July 1, 2001 was 42% versus 41% for the comparable period in 2000. The effective tax rate reflects management's estimate of the applicable rate for the full year and is subject to ongoing review and evaluation by the Company.

         The Company's net earnings for the six months ended July 1, 2001, including special charges, is $526,000 with diluted earnings per share of $.04 compared to last year's six month period net earnings of $9.4 million and diluted earnings per share of $.79. Excluding the after-tax effect of special charges, the Company's net earnings for the first half of 2001 would have been $4.0 million with diluted earnings per share of $.34.

FINANCIAL CONDITION AND LIQUIDITY

         At July 1, 2001, the Company had current assets of $104.8 million, including $35.9 million of cash and cash equivalents and $3.9 million of short-term investments. Current liabilities were $67.8 million. The Company had working capital of $37.0 million at July 1, 2001, a $16.2 million decrease from December 31, 2000. Current installments of long-term debt include $20.0 million of 8.6% Senior Notes that mature on February 15, 2002. These notes were reclassified to current liabilities in 2001 thus accounting for the decline in working capital since the end of the year. The Company plans to replace these notes with new external financing.

         Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at July 1, 2001 for the post-retirement benefits liability is approximately $2.9 million. The remaining balance within other long-term liabilities represents expenditures related to the restructuring charge that will be made more than one year beyond July 1, 2001.

         Capital expenditures were approximately $9.0 million for the six months ended July 1, 2001. These capital expenditures primarily included upgrading and expanding the Company's facilities including the purchase of land at its new facility in Albuquerque, New Mexico and the opening of its new Los Angeles, California facility. The Los Angeles facility consolidates and replaces two previous sites within the Los Angeles area. The Company currently leases most of its facilities and other properties.

         In February 2001, the Company acquired Pittsburgh Auto Salvage Service for $105,000 in cash. This acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition.

         In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of July 1, 2001, the Company had not purchased any shares pursuant to this authorization and has no immediate plans to do so.

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

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to comply with SFAS No. 141 for all new acquisitions that occur beginning in the third quarter of fiscal year 2001. The Company is required to comply with SFAS No. 142 in the third quarter of fiscal year 2001 for new acquisitions and in the first quarter of fiscal year 2002 for previously acquired intangibles.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company had approximately $3.9 million of investments as of July 1, 2001. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 3.55% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

         The Company has senior notes payable of $20 million at an interest rate of 8.6% that mature on February 15, 2002. The terms of the note agreement are such that pre-payment of such debt may not be advantageous to the Company in the event that funds may be available to the Company at a lower rate of interest.

PART II.  OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS.  Inapplicable

ITEM 2.  CHANGES IN SECURITIES.  Inapplicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.

                At the Annual Meeting of Shareholders of the Company held June 13, 2001 the shareholders (i) elected eight directors to serve on the Company's Board of Directors, (ii) approved the adoption of an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares of common stock reserved for issuance thereunder by 75,000 shares, and (iii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001. Shareholders holding 10,477,156 shares of Common Stock, representing 89.0% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

                The vote for nominated directors was as follows:

                  Director                     Votes for         Votes Withheld
                  --------                     ---------         --------------

                  Joseph F. Mazzella           10,430,552           46,604
                  Thomas C. O'Brien            10,430,552           46,604
                  Maurice A. Cocca             10,451,852           25,304
                  Susan B. Gould               10,451,852           25,304
                  Peter H. Kamin               10,430,552           46,604
                  Melvin R. Martin             10,415,467           61,689
                  Jeffrey W. Ubben             10,430,552           46,604
                  John K. Wilcox               10,451,852           25,304

                The vote to approve the adoption of an amendment to the Company's Employee Stock Purchase Plan was as follows: For: 10,123,689;
         Against: 346,161; Abstain: 7,306.

                The vote for ratifying the appointment of KPMG LLP was as follows: For: 10,466,913; Against: 25,804; and Abstain: 4,439.


ITEM 5.  OTHER INFORMATION.  Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

                10   Amended and Restated Employee Stock Purchase Plan


         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ending July 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INSURANCE AUTO AUCTIONS, INC.




Date: August  14, 2001               By:      /s/ Scott P. Pettit
                                        ---------------------------------
                                     Name:  Scott P. Pettit
                                     Title: Senior Vice President and
                                            Chief Financial Officer

                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------


10              Amended and Restated Employee Stock Purchase Plan