Form 10-Q
period 2001-09-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2001-11-07
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

Illinois                                                              95-3790111
--------                                                              ----------
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois              60173-3855
--------------------------------------------------------              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (847) 839-3939
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 |X|  Yes        |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001:

         Class                                      Outstanding October 31, 2001
         -----                                      ----------------------------
Common Stock, $0.001 Par Value                            12,134,290 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION.......................................     3

Item 1.  Financial Statements (Unaudited)............................     3

         Condensed Consolidated Statements of Operations for the
              Three Month and Nine Month Periods ended
              September 30, 2001 and September 30, 2000..............     3
         Condensed Consolidated Balance Sheets
              as of September 30, 2001 and December 31, 2000.........     4
         Condensed Consolidated Statements of Cash Flows
         for the Nine Month Periods ended September 30, 2001
         and September 30, 2000......................................     5
         Notes to Condensed Consolidated Financial Statements........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..............................     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..    14

PART II.  OTHER INFORMATION..........................................    15

Item 1.  Legal Proceedings...........................................    15

Item 2.  Changes in Securities.......................................    15

Item 3.  Defaults upon Senior Securities.............................    15

Item 4.  Submission of Matters to a Vote of Security Holders.........    15

Item 5.  Other Information...........................................    15

Item 6.  Exhibits and Reports on Form 8-K............................    15

SIGNATURES        ...................................................    16

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)


                                               THREE MONTH PERIODS       NINE MONTH PERIODS
                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                2001           2000       2001           2000
                                              -----------------------    ----------------------
                                                    (UNAUDITED)                    (UNAUDITED)
Net sales:
     Vehicle sales                             $  32,618    $  47,307    $ 109,777    $ 153,116
     Fee income                                   38,348       32,825      114,547       98,252
                                               ---------    ---------    ---------    ---------
                                                  70,966       80,132      224,324      251,368
Cost and expenses:
     Cost of sales                                49,072       58,525      155,219      182,469
     Direct operating expenses                    20,188       16,587       58,121       46,014
     Business transformation costs                   668         --            752         --
     Amortization of acquisition costs             1,013        1,003        3,024        2,936
     Special charges                                --           --          6,047         --
                                               ---------    ---------    ---------    ---------

         Earnings from operations                     25        4,017        1,161       19,949

Other (income) expense:
     Interest expense                                441          455        1,353        1,376
     Interest income                                (205)        (436)        (888)      (1,317)
                                               ---------    ---------    ---------    ---------

         Earnings (loss) before income taxes        (211)       3,998          696       19,890

Provision (benefit) for income taxes                  (5)       1,639          376        8,155
                                               ---------    ---------    ---------    ---------

Net earnings (loss)                            $    (206)   $   2,359    $     320    $  11,735
                                               =========    =========    =========    =========

Earnings (loss) per share:
     Basic                                     $    (.02)   $     .20    $     .03    $    1.01
                                               =========    =========    =========    =========
     Diluted                                   $    (.02)   $     .20    $     .03    $     .99
                                               =========    =========    =========    =========

Weighted average shares outstanding:
     Basic                                        12,077       11,704       11,868       11,632
     Effect of dilutive securities -
         stock options                              --            262          158          227
                                               ---------    ---------    ---------    ---------
     Diluted                                      12,077       11,966       12,026       11,859
                                               =========    =========    =========    =========



See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2001            2000
                                                                -------------   ------------
                                                                 (UNAUDITED)
ASSETS

Current assets:
     Cash and cash equivalents                                       $ 29,875      $ 30,938
     Short-term investments                                             4,376         4,859
     Accounts receivable, net                                          52,445        48,091
     Inventories                                                       15,581        10,588
     Other current assets                                               4,607         3,112
                                                                     --------      --------
            Total current assets                                      106,884        97,588
                                                                     --------      --------


Property and equipment, net                                            38,215        30,492
Investments in marketable securities                                      534         2,240
Deferred income taxes                                                   5,366         5,123
Other assets, principally goodwill, net                               127,181       130,264
                                                                     --------      --------

                                                                     $278,180      $265,707
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                          $ 20,039      $     37
     Accounts payable                                                  42,107        38,176
     Accrued liabilities                                                5,645         6,171
     Accrued restructuring charges                                      2,053          --
                                                                     --------      --------
         Total current liabilities                                     69,844        44,384
                                                                     --------      --------

Long-term debt, excluding current installments                            111        20,141
Other liabilities                                                       3,366         3,001
Deferred income taxes                                                  11,714        10,440
                                                                     --------      --------

         Total liabilities                                             85,035        77,966
                                                                     --------      --------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                        --            --
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; issued and outstanding
         12,133,165 and 11,715,936 and shares as of
         September 30, 2001 and December 31, 2000, respectively            12            12
     Additional paid-in capital                                       142,046       136,962
     Retained earnings                                                 51,087        50,767
                                                                     --------      --------

         Total shareholders' equity                                   193,145       187,741
                                                                     --------      --------


                                                                     $278,180      $265,707
                                                                     ========      ========


See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    NINE MONTH PERIODS ENDED
                                                                                          SEPTEMBER 30,
                                                                                          2001     2000
                                                                                          -------------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                         $    320    $ 11,735
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                      7,663       7,241
     Gain on disposal of fixed assets                                                    (411)        (31)
     Special charges                                                                    6,047        --
     Changes in assets and liabilities (excluding effects of acquired businesses):
     (Increase) decrease in:
       Investments, net                                                                 2,189       1,375
       Accounts receivable, net                                                        (4,291)     (4,288)
       Inventories                                                                     (4,993)       (619)
       Other current assets                                                            (1,495)       (822)
       Other assets                                                                        85        (204)
     Increase (decrease) in:
       Accounts payable                                                                 3,877       4,765
       Accrued liabilities                                                             (4,167)       (279)
       Deferred income taxes, net                                                       1,032       1,187
                                                                                     --------    --------
         Total adjustments                                                              5,536       8,325
                                                                                     --------    --------

     Net cash provided by operating activities                                          5,856      20,060
                                                                                     --------    --------

Cash flows from investing activities:
   Capital expenditures                                                               (15,845)     (8,762)
   Proceeds from disposal of property and equipment                                     3,975         670
   Payments made in connection with acquired companies,
      net of cash acquired                                                               (105)     (9,925)
                                                                                     --------    --------

      Net cash used in investing activities                                           (11,975)    (18,017)
                                                                                     --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                               5,084       1,959
   Principal payments on long-term debt                                                   (28)       (136)
                                                                                     --------    --------

Net cash provided by financing activities                                               5,056       1,823
                                                                                     --------    --------

Net increase (decrease) in cash and cash equivalents                                   (1,063)      3,866

Cash and cash equivalents at beginning of period                                       30,938      27,186
                                                                                     --------    --------

Cash and cash equivalents at end of period                                           $ 29,875    $ 31,052
                                                                                     ========    ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                                        $  1,720    $  1,720
                                                                                     ========    ========
     Income taxes                                                                    $      7    $  6,584
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

       The restructuring charges were determined based upon formal plans approved by the Company's management. The amounts the Company ultimately incurs may change as the plans are executed. The activity affecting the accrual for restructuring charges, which is included in Accrued Liabilities and Other Non-current Liabilities, for the nine months ended September 30, 2001 is as follows (in thousands of dollars):

                                               Workforce       Facility     Towing
                                               Reduction       Closings    and Other       Total
                                               ---------       --------    ---------       -----
       Balance at December 31, 2000.......     $       -       $      -    $       -     $     -
       Charges to operations.................      2,376          1,739        1,932       6,047
       Utilization of accrual................     (1,741)          (728)      (1,034)     (3,503)
                                               ---------       --------    ---------     -------
       Balance at September 30, 2001......     $     635       $  1,011    $     898     $ 2,544
                                               =========       ========    =========     =======

3.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

4.     EARNINGS PER SHARE

       For the three months ended September 30, 2001, the Company would have reported an additional 195,000 dilutive shares outstanding in the form of stock options assumed exercised. However, the Company incurred a net loss for the period; therefore, those options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive.

5.     ACQUISITIONS

       In February 2001, the Company acquired Pittsburgh Auto Salvage Service. This acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition. In October 2001, the Company acquired Austin Salvage Pool. The acquisition will be accounted for as a purchase in the Company's fourth quarter financial statements.

6.     NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS 141, which has had no material impact on its condensed consolidated financial statements.

       SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

       SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. Among these risks are: accelerated departure from conducting business pursuant to the purchase agreement method of sale which could adversely affect the Company's client base; the ability to successfully renegotiate existing purchase agreement contracts; fluctuations in the actual cash value of salvage vehicles; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; that the Company's towing business will reach forecasted levels of profitability; legislative or regulatory acts; changes in the market value of salvage; competition; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets and the dependence on key insurance company suppliers; the ability of Synergetics to successfully implement standardized key processes throughout the Company's operations as well as the ability of SEI Information Technology's ability to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.

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

         In October 2001, the Company announced that it intends to accelerate its plan to discontinue offering the purchase agreement method of sale. Given the overall economics and risks associated with purchase agreement contracts, their level of performance has been unacceptable. The Company expects that the percentage of vehicle assignments received under the purchase agreement method will be less than 8 percent by the beginning of 2002. Insurance Auto Auctions began advising its significant purchase agreement customers of this decision in September 2001. The Company intends to convert these customers to more manageable consignment-based contracts. Although the Company has found that these customers have been open to this change, there can be no guarantee that the Company will not lose some of its volume as a result of this effort.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions to now include 60 locations as of October 31, 2001.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Third quarter earnings from operations were $25,000 in 2001 versus $4.0 million in 2000. Earnings from operations reflected $668,000 of business transformation costs that encompass the enterprise-wide system re-design and business process re-engineering. Net earnings for the quarter, before business transformation costs, would have been $210,000, or $0.02 per diluted share, versus net earnings of $2.4 million, or $0.20 per diluted share, for the third quarter of 2000.

         Net revenues of the Company decreased to $71.0 million for the three months ended September 30, 2001, from $80.1 million for the same three month period in 2000, an 11.4% decrease. The decline in net revenues is primarily due to the plan to exit the purchase agreement method of sale. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. This change in contract mix also contributed to the significant increase in fee income for the quarter. Fee income in the third quarter increased 16.8% to $38.3 million versus $32.8 million in the third quarter of last year. This increase is the result of both increased volume and pricing changes.

         Gross profit increased slightly to $21.9 million for the three months ended September 30, 2001, from $21.6 million for the comparable period in 2000. The increase in fee income contributed to the increase in gross profit, however, the underlying economics on purchase agreement contracts had an adverse effect on gross profit dollars in 2001.

         Direct operating expenses increased to $20.2 million for the three months ended September 30, 2001, from $16.6 million for the comparable period in 2000. The increase in operating expenses is due in large part to new facilities, the Houston flood and expenses related to maintaining the Company's existing IT infrastructure.

         Interest expense decreased slightly to $441,000 for the three months ended September 30, 2001, from $455,000 for the comparable period in 2000. Interest income decreased to $205,000 for the 2001 third quarter versus $436,000 for the fiscal year 2000 third quarter.

         The Company recorded a small income tax benefit of $5,000 for the third quarter 2001 versus and income tax expense of $1.6 million in the third quarter of fiscal year 2000. The Company adjusted its cumulative effective tax rate for fiscal 2001 to be 54%. As a result of this adjustment, the effective tax rate for the third quarter 2001 resulted in a rate of 2.4% versus 41% in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Net revenues of the Company decreased to $224.3 million for the nine months ended September 30, 2001, from $251.4 million for the same nine month period in 2000, a 10.8% decrease. Fee income for the nine months increased 16.6% versus last year. This increase is the result of both increased volume and pricing changes.

         Gross profit increased slightly to $69.1 million for the nine months ended September 30, 2001, from $68.9 million for the same period in 2000. The increase in fee income contributed to the increased gross profit, however, continued weakness in purchase agreement profitability has had a negative impact on gross profit growth in 2001.

         Direct operating expenses increased to $58.1 million for the nine months ended September 30, 2001, from $46.0 million for the comparable period in 2000. The increase is primarily related to acquisitions and greenfields that were completed in 2000 and 2001. Direct operating expenses were also affected by costs related to the Houston flood and maintaining the Company's existing IT infrastructure including related labor costs.

         Interest expense was flat at $1.4 million for the nine months ended September 30, 2001 versus the same period in 2000. Interest income decreased to $888,000 for the nine month period ended September 30, 2001, from $1.3 million for the comparable period in 2000.

         Income taxes decreased to $376,000 for the nine months ended September 30, 2001, from $8.2 million for the comparable period in 2000. The Company's effective tax rate for the nine months ended September 30, 2001 was 54% versus 41% for the comparable period in 2000. The effective tax rate reflects management's estimate of the applicable rate for the full year and is subject to ongoing review and evaluation by the Company.

         The Company's net earnings for the nine months ended September 30, 2001, including special charges, were $320,000 with diluted earnings per share of $0.03 compared to last year's nine month period net earnings of $11.7 million and diluted earnings per share of $0.99. Excluding the after-tax effect of special charges and business transformation costs, which encompass the enterprise-wide system re-design and the business process re-engineering effort, the Company's net earnings for the nine months ended September 30, 2001 would have been $3.4 million with diluted earnings per share of $0.29.


FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 2001, the Company had current assets of $106.9 million, including $29.9 million of cash and cash equivalents and $4.4 million of short-term investments. Current liabilities were $69.8 million. The Company had working capital of $37.0 million at September 30, 2001, a $16.2 million decrease from December 31, 2000. Current installments of long-term debt include $20.0 million of 8.6% Senior Notes that mature on February 15, 2002. These notes were reclassified to current liabilities in 2001 thus accounting for the decline in working capital since the end of the year. The Company plans to replace these notes with new external financing.

         Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at September 30, 2001 for the post-retirement benefits liability is approximately $2.9 million. The remaining balance within other long-term liabilities represents expenditures related to the restructuring charge that will be made more than one year beyond September 30, 2001.

         Capital expenditures were approximately $15.8 million for the nine months ended September 30, 2001. These capital expenditures primarily represented facility costs related to expansion into new markets and upgrading current facilities. The Company has begun operations this year in Philadelphia; Pennsylvania, Albuquerque, New Mexico and Hartford, Connecticut and has opened a new facility in Los Angeles, California. Expenditures have also been made toward two additional facilities that are expected to open late in 2001 or in early 2002.

         In February 2001, the Company acquired Pittsburgh Auto Salvage Service in a cash transaction. This acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition. In October 2001, the Company acquired Austin Salvage Pool in a cash transaction. This acquisition was accounted for as a purchase. The results of Austin Salvage Pool will be included in the Company's fourth quarter financial statements as of the date of acquisition.

         In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of October 31, 2001, the Company had not purchased any shares pursuant to this authorization and has no immediate plans to do so.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS 141, which has had no material impact on its condensed consolidated financial statements.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.


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

         From 1993 to 1996, increased ACVs reduced the profitability that the Company realized on purchase agreement contracts. Beginning late in the second quarter of 2000 and continuing into 2001, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auction in certain parts of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The Company has included adjustment and risk-sharing clauses in certain of its purchase agreement contracts to provide some protection to the Company and its customers from unexpected, significant changes in ACVs that are not accompanied by a comparable increase in sales prices. In addition, the Company has renegotiated certain purchase agreements, converting them to either the Percent of Sale or Fixed Fee Consignment method of sale.

         In 2000 and 1999 respectively, approximately 26% and 28% of the units processed by IAA were processed through the purchase agreement method of sale. For the nine months ended September 30, 2001, approximately 20% of total units sold were sold under the purchase agreement method of sale.

         In October 2001, the Company announced that it intends to accelerate its plan to discontinue offering the purchase agreement method of sale. Given the overall economics and risks associated with purchase agreement contracts, their level of performance has been unacceptable. The Company expects that the percentage of vehicle assignments received under the purchase agreement method will be less than 8 percent by the beginning of 2002. Insurance Auto Auctions began advising its significant purchase agreement customers of this decision in September 2001. The Company intends to convert these customers to more manageable consignment-based contracts. Although the Company has found that these customers have been open to this change, there can be no guarantee that the Company will not lose some of its volume as a result of this effort.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company had approximately $4.9 million of investments as of September 30, 2001. These investments largely consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 2.20% to 6.55%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS.  Inapplicable

ITEM 5.  OTHER INFORMATION.  Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.  Inapplicable


(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INSURANCE AUTO AUCTIONS, INC.




Date: November 7, 2001        By: /s/ Scott P. Pettit
      ----------------            ----------------------------------------------
                              Name:  Scott P. Pettit
                              Title: Senior Vice President and
                                     Chief Financial Officer

                              (Duly Authorized Officer and Principal Financial
                               Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------

None