Form 10-K405
period 2001-12-31
INSURANCE AUTO AUCTIONS INC /CA
filed 2002-04-01
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq Stock Market(R) on March 25, 2002) held by non-affiliates of the Registrant as of March 25, 2002 was approximately $39,663,000 For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 25, 2002, the Registrant had outstanding 12,215,728 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

      None

================================================================================

                                     PART I

ITEM 1. BUSINESS.

      Certain statements in this document contain forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are: accelerated departure from conducting business pursuant to the purchase agreement method of sale, which departure could adversely affect the Company's client base; fluctuations in the actual cash value of salvage vehicles; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company contracts; the ability of the Company and its outside consultants to successfully implement standardized key processes throughout the Company's operations as well as the ability to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.

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

      The Company processes salvage vehicles under three methods: purchase agreement, fixed fee consignment and percentage of sale consignment. Under the purchase agreement method, IAA generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by contract with the insurance company supplier, and then resells these vehicles for IAA's own account at IAA auctions. Under the fixed fee consignment and percentage of sale consignment methods, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

      Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, IAA has acquired additional auto salvage pool operations and opened up greenfields in strategic locations, resulting in a network of 62 sites in 26 states as of December 30, 2001. Most of these businesses operate primarily using the fixed fee consignment method of sale. As a result of these site additions, a majority of the vehicles currently processed by IAA are now sold under fixed fee and percentage of sale consignment arrangements. In 2001, approximately 45% of the vehicles processed by IAA were sold under the fixed fee consignment method, 36% were sold under the percentage of sale consignment method, and 19% were sold under the purchase agreement method.

      The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 2001, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's unit sales. The aggregate number of vehicles supplied in 2001 by the Company's three largest suppliers increased from 2000. However, due to a significant increase in vehicles supplied by other customers, the percent of total units sold for the Company's three largest customers decreased. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate Insurance ("Allstate"), each accounted for approximately 15%, 15%, and 9%, respectively, of the Company's 2001 unit sales.

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

FIXED FEE CONSIGNMENT SALE METHOD

      In 2001 and 2000, the number of vehicles processed by the Company that were then sold under the fixed fee consignment sale method was approximately 45% and 50%, respectively. Under this sale method, the Company charges fees to the insurance company supplier for specific services. These fees include a salvage sales fee plus towing, title processing and storage fees. In this situation the Company typically acts as an agent for the insurance company rather than as a purchaser of salvage vehicles. Since the Company never takes ownership of the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the sale price of the vehicle is also recorded.

PERCENTAGE OF SALE CONSIGNMENT METHOD

      In 2001 and 2000, the number of vehicles processed by the Company that were then sold under the percentage of sale consignment method was approximately 36% and 24%, respectively. Under the percentage of sale consignment method, the insurance company receives a negotiated percentage of the vehicle selling price. With this method of sale, the Company acts as an agent for the insurance company. As an agent, the Company arranges for the salvaged vehicle to be towed to its facility and processes it for sale. The percentage of sale consignment method provides suppliers with a potentially greater upside as IAA's fees are tied to selling prices and, thus, IAA has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. The Company offers two types of percentage of sale agreements. The percentage plan is a straight percentage of sale agreement that includes vehicle enhancements as part of the selling price-based fee. The percentage plus plan offers a lower percentage of sale fee combined with discounted pricing for enhancement services. In 1998 the Company designated the percentage of sale consignment method as its preferred type of salvage provider agreement. Accordingly, the Company expects that the percent of vehicles sold under this type of agreement will increase.

PURCHASE AGREEMENT METHOD

      In 2001 and 2000, the number of vehicles processed by the Company that were then sold under the purchase agreement method of sale was approximately 19% and 26%, respectively. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by that supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total loss or a recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Due to the fact that the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle represents the actual selling price of the vehicle. In 2001, the Company accelerated its exit from purchase agreement contracts due to their weak performance. In 2002, the Company expects that the proportion of total units sold under purchase agreement contracts will be less than 10%.

SERVICES PROVIDED TO ALL SUPPLIERS

      The process of salvage disposition through the IAA system commences at the first report of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or electronically through the Company's online CSA Today(sm) system.

      CSA Today is the Company's proprietary data management system. The system enables insurance company suppliers to enter vehicle data electronically, and then track and manage the progress of salvage vehicles throughout the disposition process in terms of both time and salvage recovery dollars. With this new, dynamic tool, vehicle providers now have 24-hour access to their total-loss data. Information provided ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this new utility include inventory management tools and a powerful new Average Salvage Calculator that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the "repair" vs. "total" decision.

      The management tools provided by CSA Today enable claims personnel to monitor and manage total-loss salvage better than ever before. CSA Today's daily updates provide the most current and meaningful data available to the Company's vehicle providers. This forward-looking management tool is expected to eventually replace the Company's need to produce and distribute the quarterly CSA report currently provided to customers.

      In 1999, the Company introduced a new approach to total-loss appraisal by offering the FastTrack(R) Appraisal solution. FastTrack utilizes an early total-loss recognition system to identify, appraise and move probable total-loss vehicles sooner than the conventional claims process. FastTrack cuts through many of the delays typically associated with traditional claims handling by combining a comprehensive appraisal service with IAA's salvage service resources. Completed appraisals, including a condition report and an array of digital images, are electronically transmitted to a secure, password-protected Web site, providing adjusters with same-day access to the information via the Internet. The result is faster completion of total-loss appraisals, significant savings on accrued shop storage and car rental expenses, and exceptional customer satisfaction.

      The Company's FastTow(R) service provides towing services that guarantee vehicles will be delivered to a Company branch storage facility, usually within one to two business days of assignment in a designated service area. When retrieving a vehicle, the FastTow(R) service will also advance, on behalf of the supplier, any storage and towing charges incurred when towing the vehicle from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by the Company, the towing subcontractor generally will pay the charges at time of vehicle pick up and deliver the vehicle to the predetermined Company auction and storage facility. The rapid retrieval time and review of advance charges are also intended to increase the insurance company's net return on salvage.

      In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop, and also to improve service time for the policyholder, the Company and a certain group of its insurance company suppliers have established vehicle inspection centers ("VICs") at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at an IAA site that is operated by the insurance company. Suspected total-loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the insurance company totals the vehicle, it can easily be moved to IAA's vehicle storage area. If the vehicle is not totaled, it is promptly delivered to the insurer's selected repair facility. IAA also has the ability to provide digital images as a service to its customers, electronically displaying pictures of the damaged cars to insurance adjusters in their offices.

      After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by IAA. For most vehicles stored at our facilities, no storage charges accrue for a contractually specified period. The document processing departments at the Company's facilities provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies' staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle.

      The Company generally holds auctions either every week or bi-weekly in all of its locations. The auction is either live or sealed bid. Auction lists can be viewed online on the Company's Internet Web site, where buyers can either review all vehicles at a location or search for specific vehicles.

      Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. The IAA Auction Center, at www.iaai-bid.com(SM), is an online, Internet-based bidding forum to preview and bid on salvage vehicles at all IAA facilities throughout the United States. It provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search for specific vehicles within the auction system, and special "Flood" or other catastrophe auction notifications. Higher returns are driven by broader market exposure and increased competitive bidding.

      The Company remits payment to the insurance company suppliers within a contractual time period or shortly after sale of the vehicle and collection from the buyer. In addition, most insurance company suppliers receive monthly summary reports of all vehicles processed by the Company. The reports track the insurance companies' gross return on salvage, net return on salvage, exact origin, details of storage charges and other useful management data. The Company also provides many of its suppliers with a quarterly Comprehensive Salvage Analysis of salvage trends.

OTHER SERVICES

      The Company offers its vehicle suppliers a National Salvage Network, based in Dallas, Texas, that allows insurance company suppliers to assign all their salvage vehicles to a call center. This call center enables IAA to distribute vehicle assignments throughout most of the United States, even in markets where IAA does not currently have a facility, and is designed to minimize the administrative workload for insurance companies. In certain areas where the Company does not have a facility, such vehicles are distributed to IAA's selected ServicePartners(TM).

      The Company also offers, through its Specialty Salvage Division, salvage services for specialty vehicles such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers provides insurance companies with the opportunity for better returns on units that typically do not sell for as much at local salvage pools due to a limited number of local buyers. These vehicles can be viewed online through the Company's Internet Web site at www.iaai.com.

      IAA also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(R) service helps insurance companies by ensuring that severely damaged or stripped "high profile" cars are crushed to prevent their vehicle identification numbers ("VINs") from being used in auto theft. IAA also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process. IAA has also continued its support for consumer protection laws, calling for the nationwide mandatory use of salvage certificates for salvage vehicles.

      IAA's BidFast(R) service provides insurers with binding bids for salvage vehicles that historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many states' Department of Insurance Regulations.

GROWTH STRATEGIES

      The Company seeks to increase revenues in a profitable manner by offering to insurance company suppliers a variety of methods of sale (including fixed fee consignment and percentage of sale consignment) in addition to various other services. Management also strives to expand revenue by (i) increasing market share at existing sites; (ii) achieving greater market penetration through acquisitions; (iii) expanding the number of sites; (iv) developing national/regional supplier agreements; and (v) offering new services to insurance companies to help reduce the time and cost associated with the claims process.

      Increasing Market Share and Profitability at Existing Sites

      The Company's primary strategy for organic growth in its existing markets is to contract for additional vehicles by promoting better returns on salvage vehicles and a broad selection of services to prospective suppliers. The expansion of the number of vehicles processed at existing sites typically makes the Company's auctions more attractive, resulting in increased buyer participation.

      The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements, such as the percentage of sale consignment method. The Company is also promoting its Run & Drive(SM) service in which certain salvage vehicles are driven during the auction to demonstrate to buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns for both the Company and the salvage provider.

      Continued Market Penetration Through Acquisitions

      Since the Company's initial public offering in November 1991, the Company has acquired additional salvage pool operations across the United States to offer better national coverage to its insurance company suppliers. The Company currently operates 62 sites in 26 states.

      IAA intends to continue to pursue acquisitions of strategically located salvage pools. Through such acquisitions, it seeks to enhance a geographically broad-based relationship with key insurance company suppliers, in addition to offering its specialized salvage services to new insurance companies and certain non-insurance company suppliers. In pursuing its acquisition strategy and plans, the Company recognizes that there will be continuing challenges in effectively and efficiently integrating new facilities into existing IAA operations. This will require continuing investment in infrastructure. See "Factors That May Affect Future Results."

      New Site and Existing Site Expansion

      While the Company expects to continue pursuing growth through acquisitions, it will also continue to seek growth through the opening of new sites and the expansion of existing sites in markets where it can leverage existing relationships with vehicle providers. The opening of new sites offers advantages in certain markets and capitalizes on regional and national customer accounts.

      Development of National/Regional Supplier Agreements

      The Company's expanded geographic base of operations, plus its National Network, facilitates its strategy of offering its existing and prospective customers national and regional supplier agreements. These agreements can provide a more consistent reporting and control function to IAA's customers, who benefit from a reduction in the number of suppliers through which they must do business.

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

      Electronic Data Interchange and Electronic Funds Transfer (EDI/EFT) facilitate faster, more accurate service from assignment and vehicle pickup through sale and final settlement. EDI helps minimize insurance staff involvement, lowers error rates and diminishes administrative requirements through direct communication between IAA's system and the insurance company's system. EDI/EFT electronically expedites the total-loss recovery process. Reduced manual intervention combined with faster, more accurate service translates into quicker turnaround on the final settlement.

      SurePay(R) is IAA's electronic funds transfer service that improves the speed and accuracy of the billing and final settlement process by automatically depositing salvage proceeds directly into IAA's customers' bank accounts.

MARKETING

      The Company utilizes an internal sales force as its primary method of marketing its services to insurance company and non-insurance company salvage suppliers. These individuals call upon prospective vehicle providers at the national, regional and local level. Branch Managers also provide support in the form of day-to-day customer contact and addressing customer needs at the local market level.

      In an effort to generate additional revenues and improve customer satisfaction, direct mail is also used to communicate services and benefits to customers. This initiative includes a national quarterly newsletter (OnTrack) and other local-market updates that discuss how IAA is addressing specific customer needs. In addition, the Company participates in a number of local, regional and national trade show events that further promote the benefits of conducting business with IAA.

      Using historical data supplied by prospective suppliers, the Company can provide these suppliers with a detailed analysis of their current salvage returns and a proposal detailing ways in which the Company can improve salvage returns, reduce administrative costs, and provide proprietary turnkey claims processing services.

      In addition to providing insurance companies and certain non-insurance company suppliers with a means for disposing of salvage vehicles, the Company also offers services intended to increase the net amount of salvage sale proceeds received by the suppliers while also reducing the time required to receive net proceeds. The Company seeks to become an integral part of its suppliers' salvage process, and it views such mutually beneficial relationships as an essential component of its effort to attract and retain suppliers.

      The Company also seeks to expand its supply relationships through recommendations from individual branch offices of an insurance company supplier to other offices of the same insurance company. The Company believes that its existing relationships, and the recommendations of branch offices, play a significant role in its marketing of services to national insurance companies. Indeed, as the Company has expanded its geographic coverage, it has been able to market its services to insurance suppliers offering to handle salvage on a national basis or within a large geographic area.

      The Company sells the majority of its vehicles through live auctions. IAA maintains databases that currently contain information regarding over 20,000 registered buyers. No single buyer accounted for more than 10% of the Company's revenue in 2001, highlighting the diversity of the Company's buyer base. The Company generally accepts cash, money orders, cashier's checks, wire transfers and pre-approved checks, at the time in which the vehicle is picked up. Vehicles are sold "as is" and "where is." In advance of the auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually mailed or faxed to the Company's buyers. The notices are also available online on the Company's Internet Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Web site at www.iaai.com.

COMPETITION

      Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for processing of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has been consolidating, however, and the Company believes its principal publicly-held competitor is Copart, Inc. ("Copart"). Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles is intense from Copart and other regional suppliers. The Company attempts to differentiate itself from its competition through the wide range and quality of services it provides to its insurance customers and buyers. It is also possible that the Company may encounter further competition in the future from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. One such competitor is ADESA Corporation, a subsidiary of Allete Inc. During 2001, ADESA acquired APC. APC provided vehicle recovery services with auction facilities in the Northeast United States. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as IAA, they may in the future decide to dispose of their salvage. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

GOVERNMENT REGULATION

      The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of total loss and recovered theft vehicles is regulated by governmental agencies in each of the locations in which the Company operates. In many of these states, regulations require that the title of a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities. Some state and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at Company auctions. The Company is also subject to environmental regulations, and it believes that it is in material compliance with all applicable regulatory requirements. The Company will be subject to similar types of regulations by federal, state and local governmental agencies in new markets and to new legislation in existing markets.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to federal, state and local laws and regulations governing, among other things, the handling, storage, transportation and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and continue to be operated in compliance in all material respects with applicable environmental laws and regulations. The Company believes the overall impact of compliance with laws and regulations protecting the environment will not have a material adverse effect on its operating results and financial condition, although no assurance can be given in this regard.

EMPLOYEES

      At December 30, 2001, the Company employed 970 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

      Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include: fluctuations in ACVs of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include: reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total loss vehicles, which tend to have the higher salvage values. Additionally in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

      Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of salvage vehicles received include the reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less-damaged total loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of sale and can have a material adverse effect on the operating results and financial condition of the Company.

      Competition. Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has been consolidating, and the Company believes its principal publicly-held competitor is Copart. Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. One such competitor is ADESA Corporation, a subsidiary of Allete Inc. During 2001, ADESA acquired APC. APC provided vehicle recovery services with auction facilities in the Northeast United States. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to IAA. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2001, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 15%, 15%, and 9%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

      Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total loss or a recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Due to the fact that the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. In 2001 and 2000 respectively, approximately 19% and 26% of the units processed by IAA were processed through the purchase agreement method of sale. The Company expects that approximately 10% of total units sold in 2002 will be sold under the purchase agreement method of sale.

      Beginning late in the second quarter of 2000 and continuing in 2001, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The Company has included adjustment and risk-sharing clauses in certain of its purchase agreement contracts to provide some protection to the Company and its customers from unexpected, significant changes in ACVs that are not accompanied by a comparable increase in sales prices. In addition, the Company has renegotiated certain purchase agreements, converting them to either the percent of sale or fixed fee consignment method of sale.

      Business Process Reengineering Project. During the third quarter 2001, the Company retained Synergetics Installations Worldwide, a consulting firm based in New Hampshire, to assist the Company in its process of creating and applying new standards and best practices in an effort to improve operational efficiency, standardize processes, and implement tools to measure performance within critical areas of field operations. At the end of the fourth quarter, the Company completed its best practices model and expects to roll out the procedures into all of its branches in the first half of 2002. The Company expects the total costs of Synergetics' services to be between $2 and 2.5 million. The Company anticipates cost savings of at least $5 million a year resulting from this project.

      Enterprise-Wide System Redesign Project. Also in 2001, the Company retained the services of SEI Information Technology, to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10 million includes equipment, telecom, training, and implementation along with the application development. The Company projects cost savings from the Business Process Reengineering Project and the Enterprise-Wide System Redesign Project at a minimum of $10 million, and potentially as much as $15 million annually from the two projects combined. Development of the application and testing began in the third quarter of 2001 and is expected to continue through the second quarter 2002. The Company anticipates rolling out the new system to its branches during the third and fourth quarters of 2002. As of the end of 2001, the Company was on target for meeting its objectives with respect to these two projects. There are, however, inherent risks associated with both projects which could adversely impact the Company's expected results with respect to timing, costs and cost savings.

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

      Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

      Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding the protection of the environment. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials such as waste solvents or used oils are generated at some of the Company's facilities and are disposed of as non-hazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, however, could become more stringent over time and there can be no assurance that the Company or its operations will not be subject to significant compliance costs in the future. To date, the Company has not incurred expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials that have had a material adverse effect on the Company's operating results or financial condition. The contamination that could occur at the Company's facilities and the potential contamination by previous users of certain acquired facilities create the risk, however, that the Company could incur substantial expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. PROPERTIES.

      The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The lease on the office space in Schaumburg expires June 30, 2004. The Company and its subsidiaries also lease approximately 55 properties in Alabama, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The Company owns 9 properties located in Illinois, Kansas, Massachusetts, Michigan, New Mexico, Oklahoma and Texas. Most of these properties are used primarily for auction and storage purposes. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

      The Company incurred expenses as a result of the crash of an Emery Worldwide DC-8 cargo jet in its Rancho Cordova, California facility on February 16, 2000. The Company doubts that these expenses will be recovered from its insurance carrier, Reliance Insurance Company, because of Reliance's liquidation announcement in the fourth quarter of 2001. After the National Transportation Safety Board publishes its report determining liability for the crash, the Company intends to pursue any remedies it might have against potentially responsible parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter ended December 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol IAAI. The following table sets forth the range of high and low per share sales information, available on Nasdaq OnlineSM for each quarter of 2001 and 2000. At March 25, 2002, the Company had 232 holders of record of its Common Stock, approximately 989 beneficial owners and 12,215,728 shares outstanding.

                                     FISCAL 2001      FISCAL 2000
                                     -----------      -----------
                                    HIGH     LOW      HIGH     LOW
                                    ----     ---      ----     ---
            First Quarter          $14.25   $ 9.00   $16.88   $13.56

            Second Quarter          17.00    11.75    24.63    13.94

            Third Quarter           16.55    11.70    23.88    14.13

            Fourth Quarter          16.05    10.76    16.14     8.13

      The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's new financing agreement limits the Company's ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

      The tables below summarize the selected consolidated financial data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of earnings data for 2001, 2000, and 1999 and the balance sheet data as of December 30, 2001 and December 31, 2000 below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG LLP, independent certified public accountants, whose report is included herein. The statement of earnings data for 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included herein.

                                             2001          2000         1999         1998         1997
                                          ----------    ----------   ----------   ----------   ----------
                                                      (in thousands except per share amounts)
Selected Statement of Earnings Data:

Revenue                                   $  292,990    $  333,176   $  317,391   $  287,063   $  259,325
Earnings (loss) from operations(1)            (5,209)       17,894       23,904       14,081        9,756
Net earnings (loss)                           (4,360)       10,489       13,705        7,181        4,495
Earnings (loss) per
   common share (2)                             (.37)          .88         1.18          .63          .40
Weighted average common
   shares outstanding (2)                     11,940        11,950       11,623       11,437       11,337

                                             2001          2000         1999         1998         1997
                                          ----------    ----------   ----------   ----------   ----------
                                                                   (in thousands)
Selected Balance Sheet Data:

Working capital                           $   25,286    $   53,204   $   46,989   $   26,593   $   25,708
Total assets                                 278,204       265,707      248,132      227,543      224,777
Long-term debt, excluding
   current installments                          103        20,141       20,180       20,315       20,246
Total shareholders' equity                   188,994       187,741      175,286      158,755      151,212

      (1) Amount is after special charges of $8.0 million, $4.8 million, $1.6 million and $.8 million in 2001, 2000, 1998 and 1997, respectively.

      (2) Earnings per share and weighted average common shares outstanding are presented on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Among these risks are: accelerated departure from conducting business pursuant to the purchase agreement method of sale, which departure could adversely affect the Company's client base; fluctuations in the actual cash value of salvage vehicles; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company contracts; the ability of the Company and its outside consultants to successfully implement standardized key processes throughout the Company's operations as well as the ability to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.

OVERVIEW

      Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions principally on either a consignment or purchase agreement method of sale. The consignment method includes both percentage of sale and fixed fee basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company and the proceeds from the sale of the vehicle are recorded as revenue.

      In October 2001, the Company announced that it intended to accelerate its plan to discontinue offering the purchase agreement method of sale. Given the overall economics and risks associated with purchase agreement contracts, their level of performance has been unacceptable. In September 2001, the Company began advising its significant purchase agreement customers of this decision. The Company has successfully converted several significant customers to consignment-based contracts. As a result, in 2002, the vehicle assignments under the purchase agreement method are expected to fall to under 10% of all assignments received. Although the Company has found that these customers have been open to this change, there can be no guarantee that the Company will not lose some of its volume as a result of this effort.

      The Company's operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase agreement method. Refer to the section "Factors That May Affect Future Results" for a further discussion of some of the factors that affect or could affect the Company's business, operating results and financial condition.

ACQUISITIONS AND NEW OPERATIONS

      Since its initial public offering in 1991, the Company has grown through a series of acquisitions and opening of new sites to include 62 sites as of December 30, 2001. In 2001, the Company announced the acquisition of Pittsburgh Auto Salvage Service in Pittsburgh, Pennsylvania and Austin Salvage Pool in Austin, Texas. Both acquisitions were accounted for using the purchase method of accounting. The Company opened new operations in fiscal 2001 in Philadelphia, Pennsylvania; Albuquerque, New Mexico; Hartford, Connecticut; Longview, Texas and Grand Rapids, Michigan.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      Revenues decreased to $293.0 million for the year ended December 30, 2001, from $333.2 million in 2000, a 12% decrease. This decline in revenues is primarily a result of reduced volume under the purchase agreement method of sale. Purchase agreement volume decreased from 26% of the total vehicles sold in 2000 to 19% of the total vehicles sold in 2001. Under the purchase agreement method, proceeds from the sale of the vehicle ("vehicle sales") are recorded as revenue. By comparison, under the lower-risk consignment fee based arrangements, the salvage provider fees are recorded as revenue. Buyer fees are recorded as revenue under both contract types. Revenue from vehicle sales of $138.4 million in fiscal 2001 decreased $62.5 million from $200.9 million in fiscal 2000. This decrease in revenue was partially offset by an increase in revenue related to salvage provider and buyer fees. Total volume increased slightly from 2000, but was down on a same store basis. Combined with unit volume and price increases, the conversion of contracts to consignment arrangements and the resulting change in contract mix contributed to a significant increase in fees for fiscal 2001. Revenue associated with fees increased $22.3 million in 2001 to $154.6 million versus $132.3 million in 2000.

      Cost of sales decreased $41.2 million, or 17%, from $243.8 million in 2000 to $202.6 million in 2001. Consistent with the discussion above, this decrease is primarily attributed to lower vehicle costs resulting from the Company's shift away from the purchase agreement method of sales. Deterioration in the underlying economics on the purchase agreement contracts continued to have an adverse effect on profitability. The decrease in cost of sales that was attributed to the reduction in the number of purchase agreement vehicles sold was offset, in part, by the costs related to the service provided to support increased volume of consignment units sold. In the fourth quarter 2001, the Company recorded a provision of $1.2 million for anticipated losses on vehicles remaining to be sold under old purchase agreements.

      Direct operating expenses including corporate selling, general and administrative costs along with certain branch costs increased to $80.1 million for the year ended December 30, 2001, versus $62.8 million in 2000. The increase in operating expenses is primarily due to new facilities, the Houston flood and expenses associated with maintaining the Company's existing computer infrastructure. The 2001 direct operating expenses include a full year impact of six new sites added in 2000 and the addition of seven new sites added during 2001. In 2001, the Company leased additional property and incurred additional expenses in order to process the substantial number of salvage vehicles resulting from the 2001 floods in Houston and surrounding areas.

      As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Unusual Charges" below.

      Interest expense for the year ended December 30, 2001, remained unchanged from the $1.8 million in 2000. Interest income decreased to $1.0 million for the year ended December 30, 2001, from $1.7 million in 2000. This reduction in interest income reflects lower levels of amounts invested throughout the year in addition to slightly lower interest rates.

      Income tax benefit for the year 2001 of $1.6 million decreased $8.9 million from the income tax expense of $7.3 million for 2000. The Company's effective tax rate for the years 2001 and 2000 was 27% and 41%, respectively.

      The Company's net loss for the year 2001 was $4.4 million, a decrease of $14.9 million from $10.5 million of earnings for the fiscal year 2000.

UNUSUAL CHARGES

      Unusual charges were recorded by the Company in both 2001 and 2000. In addition, the Company recorded amortization of goodwill in both 2001 and 2000; such amortization will cease in 2002. The unusual charges and amortization impacted earnings from operations and net earnings (loss) as follows (in thousands):

                                                         2001        2000
                                                       --------    --------
      Provision for losses on vehicles purchased
           under terminated agreements (included in
           cost of sales)(a)                           $  1,248    $     --
      Business transformation costs (b)                   3,451          --
      Special charges (c)                                 8,016       4,772
                                                       --------    --------
           Unusual charges                               12,715       4,772
      Amortization of intangible assets (d)               4,055       3,942
                                                       --------    --------
           Impact on earnings (loss) from operations     16,770       8,714
      Tax benefits relating to above items                4,528       3,573
                                                       --------    --------
           Impact on net earnings (loss)               $ 12,242    $  5,141
                                                       ========    ========

      Net earnings (loss) as reported                  $ (4,360)   $ 10,489
                                                       ========    ========

      Net earnings excluding above items               $  7,882    $ 15,630
                                                       ========    ========

(a) The Company successfully transitioned several large purchase agreement customers to consignment-based contracts. At year end, the Company recorded a provision of $1.2 million for anticipated losses on vehicles remaining to be sold under the old agreements.

(b) Business transformation costs include expenses relating to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation pertaining to the Company's existing computer infrastructure.

(c) Special charges recorded during the year include: (1) $2.0 million for involuntary severance costs; (2) $2.5 million for abandonment of facilities including cancellation of a planned headquarters expansion; (3) $1.1 million for repositioning the Company's towing operations and other restructuring charges; (4) the write-off of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of specific assets; and (5) a $1.0 million write-off of amounts due from the Company's previous insurance carrier, which was placed in liquidation.

      Special charges recorded in 2000 included $3.0 million resulting from the abandonment or disposal of computer hardware and software, $1.2 million to cover expenses resulting from a plane crash at a Company facility in California, and other charges of $0.6 million.

(d) Intangible assets, primarily goodwill which was recorded in connection with business combinations, has been amortized in accordance with APB Opinion No. 17. Commencing in 2002, in accordance with FASB Statement No. 142, amortization of goodwill will no longer be required, but the carrying value of goodwill will be subject to write-down in the event of their impairment. Substantially all of the 2000 and 2001 amortization was for goodwill. Noncompete agreements and other intangible assets will continue to be amortized in the future. In 2002, the Company expects to record amortization of identifiable intangible assets of $0.3 million.

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

      Cost of sales increased 4.2% to $243.8 million for the year ended December 31, 2000, compared to $233.9 million in 1999. The increase in cost of sales per unit occurred in the second half of the year and resulted from a combination of factors that include: regional title processing difficulties, a decrease in the profitability of vehicles sold under purchase agreement contracts, a shortfall in profitability associated with the Company's towing initiative, and increased tow charges stemming from higher fuel and labor costs. Approximately 24% of vehicles sold in 2000 were sold under the percentage of sale consignment method versus 16% for the same period in 1999. The purchase agreement sales method of processing accounted for 26% of total volume, compared with 28% for the same period in 1999.

      Direct operating expenses increased to $62.8 million for the year ended December 31, 2000, versus $55.7 million in 1999. The increase is primarily a result of legal and consulting fees associated with the Company pursuing various strategic alternatives, expenses related to the Company upgrading its computer systems, an increase in variable costs due to the higher 2000 volume and increased facility costs.

      The Company recorded a special charge of $4.8 million during the fourth quarter of 2000. The $4.8 million charge includes $3.0 million associated with the abandonment or disposal of computer hardware and software, $1.2 million to cover expenses related to the February 2000 plane crash that damaged the Company's facility in Rancho Cordova, California and $0.6 million of other miscellaneous special charges. The after-tax charge of $2.8 million did not require any additional cash outflow.

      Interest expense decreased to $1.8 million for the year ended December 31, 2000, from $2.0 million in 1999. Interest income increased to $1.7 million for the year ended December 31, 2000, from $1.3 million in 1999, reflecting higher levels of cash equivalents and short-term investments due to continued strong cash flow from operations in 2000.

      Income taxes decreased to $7.3 million for 2000, from $9.5 million for 1999. This decrease is the result of the decrease in earnings. The Company's effective tax rate for the years 2000 and 1999 was 41%.

      The Company's net earnings were $10.5 million, after special charges, for the year ended December 31, 2000, a 23% decrease from $13.7 million for the comparable period in 1999.

FINANCIAL CONDITION AND LIQUIDITY

      At December 30, 2001, the Company had current assets of $98.9 million, including $24.5 million of cash and cash equivalents, current liabilities of $73.7 million and working capital of $25.2 million, a $28.0 million decrease from December 31, 2000. Current installments of long-term debt include $20.0 million of 8.6% senior notes that matured on February 15, 2002. These notes were reclassified to current liabilities in 2001, thus accounting for a majority of the decline in working capital compared to 2000.

      The Company's accounts receivable increased $6.6 million from $48.1 million in 2000 to $54.7 million in 2001. Accounts receivable consists of both billed and unbilled balances due from the Company's salvage providers, typically large insurance companies. Unbilled balances represent various advance charges paid for by the Company on behalf of the salvage provider. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to the Company moving the vehicle to one of its facilities.

      At December 30, 2001, the Company's inventory balance of $13.5 million was $2.9 million more than in 2000. The Company records purchase agreement vehicles at the lower of their cost or estimated realizable value. The Company also capitalizes towing charges related to vehicles sold under the percentage of sale method as a component of inventory. In 2001, the decrease in inventory was due to the exit from purchase agreement sales was offset by the increase in inventoried tow costs associated with the increase in percent of sale vehicles on hand.

      At December 30, 2001, the Company's indebtedness included 8.6% Senior Notes of $20.0 million that matured on February 15, 2002 and other debt aggregating $143,000, which bears interest at 8.0%. In February 2002, the Company entered into a new five-year $20 million unsecured credit facility that is expandable to $30 million upon syndication. The credit facility is a one-year revolver that converts into a four-year term loan. The Company entered into an arrangement to fix the interest rate at 5.6%.

      Long-term liabilities include a post-retirement benefits liability that relates to the Company's prior acquisition of Underwriters Salvage Company. The amount recorded at December 30, 2001 for the post-retirement benefits liability is approximately $2.8 million.

      Capital expenditures were approximately $20.8 million for the year ended December 30, 2001. These capital expenditures were primarily related to the acquisition and upgrading of new and existing facilities. The Company currently leases certain equipment, most of its facilities and other properties.

      In February 2001, the Company acquired Pittsburgh Auto Salvage Service for $0.1 million in a cash transaction. In October 2001, the Company acquired Austin Salvage Pool for $5.9 million cash. These acquisitions were accounted for as purchases. The results of their operations are included in the Company's consolidated financial statements from the dates of their acquisition.

      On September 7, 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of December 30, 2001, the Company had not purchased any shares pursuant to this authorization.

      The Company believes that cash generated from operations and its borrowing capacity will be sufficient to fund capital expenditures and provide adequate working capital for operations for at least the next twelve months. Part of the Company's plan is continued growth through a combination of new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

CRITICAL ACCOUNTING POLICIES

      The preparation of the consolidated financial statement in conformity with accounting principals generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, as well as the related disclosures. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As such, the Company continuously evaluates its estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

GOODWILL

      The Company has significant goodwill recorded in its consolidated financial statements. The Financial Accounting Standards Board has issued new pronouncements affecting goodwill and intangible assets, which are discussed in the next section. In accordance with the new standards, the Company will assess goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment based upon a projected undiscounted cash flow.

DEFERRED INCOME TAXES

      The Company has determined that it may not realize the full tax benefit related to the deferred tax asset. As such a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. Management has adopted SFAS 141, which had no material impact on its consolidated financial statements for 2001.

      SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Under the pronouncement, goodwill recorded as a result of acquisitions made subsequent to June 30, 2001 should not be amortized. Accordingly, the Company did not record any amortization related to the goodwill resulting from the October, 2001 acquisition of Austin Salvage Pool. Beginning in 2002, the Company will no longer amortize goodwill recorded prior to June 30, 2002 in accordance with SFAS 142. Instead, the Company will test these assets for impairment annually or when certain impairment indicators exist. In fiscal 2001, the Company recorded amortization expense related to intangible assets, primarily goodwill, of $4.1 million. In 2002, the Company expects to record amortization of identifiable intangible assets of $0.3 million.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company had approximately $2.6 million of investments as of December 30, 2001. These investments consisted of state government obligations and had either variable rates of interest or stated interest rates ranging from 1.45% to 7.00%. The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings.

      At December 30, 2001, the Company had senior notes payable of $20.0 million at an interest rate of 8.6%. The terms of the note agreement were such that pre-payment is not advantageous to the Company.

      In February 2002, the Company entered into a new five-year $20.0 million unsecured credit facility that is expandable to $30.0 million upon syndication. The credit facility is a one-year revolver that converts into a four-year term loan. The Company entered into a swap arrangement to fix the interest rate at 5.6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Item 14(a) for an index to the Consolidated Financial Statements which are attached hereto.

      See Note 9 to the Consolidated Financial Statements for the supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

      Set forth below is information regarding the Directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were or are selected as Directors and their ages as of March 31, 2002:

                                                           YEAR FIRST ELECTED OR
                      DIRECTORS                 AGE          APPOINTED DIRECTOR
                      ---------                 ---          ------------------
Joseph F. Mazzella .........................    50                   1999
Thomas C. O'Brien ..........................    48                   2000
Maurice A. Cocca  (1)(2)(3) ................    58                   1997
Susan B. Gould (2) .........................    64                   1991
Peter H. Kamin(1) ..........................    40                   1999
Melvin R. Martin (3) .......................    71                   1992
Jeffrey W. Ubben (2) .......................    40                   2001
John K. Wilcox (1) .........................    66                   1998

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

      MAURICE A. COCCA has been a Director of the Company since February 1997. From November 1993 to November 1995, Mr. Cocca was Managing Director of The Fisons Laboratory Supplies Division of Fisons PLC. This Division is a distributor of laboratory supplies that was later acquired by Fisher Scientific. Mr. Cocca served as Vice Chairman of J & W Scientific Holdings from April 1996 through April 2000.

      SUSAN B. GOULD has been a Director of the Company since October 1991. Ms. Gould is the founder, and since 1988 has been President, of Gould & Associates, a human resources consulting firm specializing in outplacement and organizational team building.

      PETER H. KAMIN became a Director of the Company in February 2001 and was previously a director from January 1999 through October 2000. Since July 2000, Mr. Kamin has been a partner of ValueAct Capital Partners, L.P. From January 1992 to July 2000, Mr. Kamin was a Partner of Peak Investment, L.P. Mr. Kamin is also a director of TFC Enterprises, Inc. and LeCroy, Inc. Mr. Kamin was appointed to the Board pursuant to the ValueAct Shareholder Agreement described below.

      MELVIN R. MARTIN has been a Director of the Company since January 1992. Since December 1992, Mr. Martin has been a General Partner of MRM Investments Limited Partnership, owners and operators of rental properties.

      JEFFREY W. UBBEN became a Director of the Company in February, 2001. Mr. Ubben is the founder and Managing Partner of ValueAct Capital Partners, L.P., an investment partnership focused primarily on making a limited number of investments in small capitalization public companies. From 1995 to 2000, Mr. Ubben was Managing Partner of Blum Capital Partners. Mr. Ubben was appointed to the Board pursuant to the ValueAct Shareholder Agreement described below. Mr. Ubben is a director of Playtex Products, Inc.

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

Executive Officers of the Company

      The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 31, 2002:

Name                  Age  Office Held
----                  ---  -----------
Thomas C. O'Brien      48  President and Chief Executive Officer
Peter B. Doder         41  Vice President, Business Development
Edward N.  Fares       53  Senior Vice President and Chief Information Officer
Donald J. Hermanek     53  Senior Vice President,  Sales and Marketing
Marcia A. McAllister   50  Vice President, Government Affairs
David R. Montgomery    45  Senior Vice President and Chief Operating Officer
Scott P. Pettit        39  Senior Vice President, Chief Financial Officer and Secretary

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

      PETER B. DODER became Vice President of Business Development in March 2001. Mr. Doder is responsible for the Company's acquisitions, start-ups, re-facilitation projects, and strategic growth initiatives. Prior to that, Mr. Doder was Vice President of the Western Division from February 1997 to March 2001. From February 1996 to February 1997, Mr. Doder was Vice President, Financial Planning & Analysis of the Company. From June 1992 through February 1996, Mr. Doder held various positions with the Company, including Regional Sales Manager, Manager of Marketing Support & Analysis and Director of Marketing.

      EDWARD N. FARES became Senior Vice President and Chief Information Officer in January 2002. Mr. Fares is responsible for information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining the Company, Mr. Fares served as Senior Vice President, Chief Technology Officer of eTrak Corporation from July 2000 to January 2002. From 1997 to 2000 he served as Senior Vice President, Chief Information Officer at GE Financial Assurance Partnership Marketing Group and from 1994 to 1997 he served as Senior Vice President, Information Technology at Acxiom Corporation.

      DONALD J. HERMANEK joined the Company in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for the sales and marketing functions, including field sales and the corporate accounts group. Prior to joining IAA, Mr. Hermanek served as Vice President of Business Development for Consolidated Services Corp. from 1997 to 2000. Prior to that he served as Vice President - National Sales for Safelite Glass Corp. from 1992 to 1997.

      MARCIA A. MCALLISTER has been Vice President, Government Affairs of the Company since February 1995. Ms. McAllister is responsible for monitoring legislation and participating on behalf of the Company with a variety of industry and agency groups.

      DAVID R. MONTGOMERY joined the Company in April 2001 as Senior Vice President and Chief Operating Officer. Mr. Montgomery is responsible for Company operations including the National Network and specialty salvage business. Prior to joining the Company, Mr. Montgomery served as Chief Executive Officer of Greenleaf Acquisitions, LLC, a subsidiary of Ford Motor Company from 1999 to April 2001. From 1996 to 1999 he served as Area Vice President of Safelite/Vistar Autoglass. From 1988 to 1996 he served in various management capacities at Windshields America, Inc., one of the two entities combined to form Vistar, Inc.

      SCOTT P. PETTIT joined the Company in April 2001 as Senior Vice President, Chief Financial Officer and Secretary. Mr. Pettit is responsible for financial functions, including legal, real estate and investor relations. Prior to joining the Company, Mr. Pettit served as Senior Vice President and Chief Financial Officer at Corsolutions Medical Inc. from 1998 to April 2001. From 1996 to 1998 he served as Vice President Finance and Chief Financial Officer of Vistar, Inc. From 1994 to 1996 he served as Senior Vice President and Chief Financial Officer with Globe Glass & Mirror Co., one of the two entities combined to form Vistar, Inc.

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

      Based solely upon a review of the copies of such reports furnished to the Company and written representations from such Officers, Directors and greater than ten percent shareholders, all Section 16(a) filing requirements applicable to the Company's Directors, Executive Officers and greater than ten percent shareholders have been met.

ITEM 11. EXECUTIVE COMPENSATION.

      The following Summary Compensation Table provides certain summary information concerning the compensation earned, for services rendered in all capacities to the Company and its subsidiaries during each of the last three years, by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers in 2001, and two executive officers whose employment with the Company terminated prior to December 30, 2001. The individuals whose compensation is disclosed in the following tables are hereafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                     ANNUAL COMPENSATION              ------------
                                          -----------------------------------------    SECURITIES
   NAME AND PRINCIPAL                                                 OTHER ANNUAL     UNDERLYING        ALL OTHER
        POSITION                   YEAR   ALARY($)(1)   BONUS($)    COMPENSATION($)     OPTIONS(#)    COMPENSATION($)
   ------------------              ----   -----------   --------    ---------------   -------------   --------------
Thomas C. O'Brien ...........      2001    343,000(2)         --          18,000(3)           --          4,000(4)
President and Chief                2000      4,000(5)         --           2,000(3)      300,000             --
Executive Officer                  1999         --            --              --              --             --

Donald  J. Hermanek .........      2001    191,000(2)         --          18,000(3)       40,000          3,000(4)
Sr. Vice President - Sales         2000     59,000        35,000           4,000          25,000             --
and Marketing                      1999         --            --              --              --             --

David R. Montgomery .........      2001    156,000        25,000          13,000(3)      100,000(6)       3,000(4)
Sr. Vice President and             2000         --            --              --              --             --
Chief Operating Officer            1999         --            --              --              --             --

Marcia A. McAllister ........      2001    149,000(2)         --          18,000(3)           --          6,000(4)
Vice President,                    2000    152,000        59,000          18,000(3)           --          6,000(4)
Government Affairs                 1999    150,000        33,000          18,000(3)       38,000          6,000(4)

Scott P. Pettit .............      2001    135,000        35,000          13,000(3)      100,000(7)       3,000(4)
Sr. Vice President, Chief          2000         --            --              --              --             --
Financial Officer & Secretary      1999         --            --              --              --             --

Patrick T. Walsh(8) .........      2001     56,000            --           3,000(3)           --        327,000(9)
Vice President,                    2000    148,000        17,000          17,000(3)           --          6,000(4)
Business Development               1999    144,000        72,000          18,000(3)           --          6,000(4)

Donald J. Comis(10) .........      2001     55,000            --           6,000(3)           --        337,000(11)
Vice President, Eastern            2000    140,000        16,000          17,000(3)           --          6,000(4)
Division                           1999    146,000        87,000          18,000(3)           --          6,000(4)

----------

      1. Includes salary deferred under the Company's 401(k) Plan and Section 125 Plan. All amounts are rounded to the nearest thousand.

      2. Payroll period changed from pay-to-date to one week in arrears in July 2001, resulting in the loss of one week's worth of compensation in 2001 for personnel who were employed for the full year. This compensation will be made up when the employee leaves the Company.

      3.    Automobile allowance.

      4. Represents matching contributions that the Company made to its 401(k) Plan on behalf of the Named Officer.

      5. Mr. O'Brien became an employee on November 28, 2000. The salary paid to Mr. O'Brien for the 2000 fiscal year was based on his employment agreement dated November 17, 2000.

      6. Mr. Montgomery received a grant for options to purchase 100,000 shares of common stock at a price of $12.44 per share pursuant to his employment agreement dated April 9, 2001.

      7. Mr. Pettit received a grant for options to purchase 100,000 shares of common stock at a price of $12.44 per share pursuant to his employment agreement dated April 9, 2001.

      8. Mr. Walsh resigned as Vice President, Business Development on April 9, 2001.

      9. Represents a payment of $148,000 in salary, $44,000 bonus and $18,000 automobile allowance made to Mr. Walsh in connection with his resignation, $115,000 from the exercise of stock options and $2,000 matching contributions that the Company made to its 401(k) Plan on behalf of Mr. Walsh.

      10.   Mr. Comis resigned as Vice President, Eastern Division on April 9,
            2001.

      11. Represents a payment of $145,000 in salary, $43,000 bonus and $18,000 automobile allowance made to Mr. Comis in connection with his resignation, $129,000 from the exercise of stock options and $2,000 matching contributions that the Company made to its 401(k) Plan on behalf of Mr. Comis.

STOCK OPTIONS

      The following table sets forth information with respect to the Named Officers concerning grants of stock options made during 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE VALUE AT
                                                                                        ASSUMED ANNUAL RATES OF STOCK
                                                                                        PRICE APPRECIATION FOR OPTION
                                             INDIVIDUAL GRANTS                                     TERM
                       --------------------------------------------------------------   -----------------------------
                         NUMBER OF
                        SECURITIES       % OF TOTAL
                        UNDERLYING     OPTIONS GRANTED
                         OPTIONS       TO EMPLOYEES IN     EXERCISE
                         GRANTED           FISCAL            PRICE         EXPIRATION
NAME                     (#) (1)          YEAR (2)         ($/SH) (3)         DATE      5% ($) (4)         10% ($) (4)
----                   -----------     ---------------     ----------      ----------   ----------         ----------
Thomas C. O'Brien               --                  --             --              --           --                 --

Donald J. Hermanek          40,000                 6.7         13.938        3/7/2011      350,621            888,543

David R. Montgomery        100,000                16.6         12.438        4/9/2011      782,219          1,982,297

Marcia A. McAllister            --                  --             --              --           --                 --

Scott P. Pettit            100,000                16.6         12.438        4/9/2011      782,219          1,982,297

Patrick T. Walsh                --                  --             --              --           --                 --

Donald J. Comis                 --                  --             --              --           --                 --

      (1) Each option was granted under the Company's 1991 Stock Option Plan as amended and restated. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon the optionee's completion of one year of service. Each option will become immediately exercisable for all the option shares in the event of a change of control of the Company. Each option has a maximum term of 10 years, subject to earlier termination in the event that the optionee ceases to provide services to the Company.

      (2) Based upon options to purchase an aggregate of 600,928 shares granted to employees in 2001.

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

      The following table sets forth information with respect to unexercised options held as of the end of the 2001 fiscal year by the Named Officers. No stock appreciation rights were outstanding at the end of 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                                         OPTIONS AT FISCAL YEAR-END(#)        FISCAL YEAR-END ($)(1)(2)
                                         -----------------------------        -------------------------
                    NAME              EXERCISABLE          UNEXERCISABLE   EXERCISABLE       UNEXERCISABLE
                    ----              -----------          -------------   -----------       -------------
            Thomas C. O'Brien ......      75,000              225,000         318,525           955,575
            Donald J. Hermanek .....       6,250               58,750              --            44,880
            David R. Montgomery ....          --              100,000              --           262,200
            Marcia A. McAllister ...      41,875                5,625         200,750            20,375
            Scott P. Pettit ........          --              100,000              --           262,200
            Patrick T. Walsh .......      10,000(3)                --              --                --
            Donald J. Comis ........       4,000(4)                --              --                --

----------

(1) "In-the-money" options are options whose exercise price was less than the market price of the Common Stock on December 30, 2001, the last day of the 2001 fiscal year.

(2) Based upon the market price of $15.06 per share, which was the closing price per share of the Company's Common Stock on the Nasdaq Stock Market(R) on December 28, 2001, less the exercise price payable per share.

(3) Per Mr. Walsh's separation agreement, all of his outstanding stock options became 100% vested and exercisable on April 28, 2001. Such vested stock options will continue to be exercisable until the earlier of such stock options' expiration date or July 9, 2002.

(4) Per Mr. Comis' separation agreement, all of his outstanding stock options became 100% vested and exercisable on April 28, 2001. Such vested stock options will continue to be exercisable until the earlier of such stock options' expiration date or July 9, 2002.

COMPENSATION OF DIRECTORS

      For 2001, each non-employee director was entitled to receive an annual retainer fee of $18,000, a $1,000 fee for each regularly scheduled Board meeting attended, a $500 fee for each committee meeting attended (other than on the date of a regularly scheduled Board meeting), and an annual fee of $3,000 if such non-employee director served as a Chairperson of a Committee. Non-employee directors are also reimbursed for expenses incurred in attending such meetings. Employee directors are not compensated for their services as directors of the Company.

      Each non-employee director is also eligible to receive periodic option grants for shares of the Company's Common Stock pursuant to the automatic option grant program in effect under the Company's 1991 Stock Option Plan as amended and restated. Under this automatic option grant program, each individual who becomes a non-employee Board member is granted an option to purchase 10,000 shares of Common Stock on the date such individual joins the Board. In addition, each non-employee director is also entitled to receive an automatic option to purchase 2,000 shares of Common Stock on the last business day of the second quarter of each fiscal year during which such individual continues to serve on the Board. Each automatic option grant becomes exercisable in four successive quarterly installments with the first such installment to become exercisable on the last day of the fiscal quarter immediately following the date of grant, provided the non-employee director continues to serve on the Board. However, each option will become immediately exercisable for all of the option shares in the event of a change of control of the Company.

      Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2001, Mr. Martin received no compensation pursuant to the agreement.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

      The following is a description of the employment or consulting agreements in effect between the Company and certain of its Directors and the Named Officers.

      The compensation paid to Thomas C. O'Brien, President and Chief Executive Officer of the Company, for the 2001 fiscal year was based on a November 17, 2000 employment agreement (the "O'Brien Agreement"). Under the O'Brien Agreement, Mr. O'Brien is entitled to an annual base salary of $350,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Mr. O'Brien will be entitled to receive in excess of 40% of his annual salary as a performance incentive if his performance exceeds the goals and objectives determined by the Board. Also, pursuant to the O'Brien Agreement, the Company granted Mr. O'Brien an option to purchase 300,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. O'Brien's completion of one year of service.

      The compensation paid to David R. Montgomery for the 2001 fiscal year was based on an April 2, 2001 employment agreement (the "Montgomery Agreement"). Under the Montgomery Agreement, Mr. Montgomery is entitled to an annual base salary of $225,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Montgomery Agreement, the Company paid Mr. Montgomery a signing bonus of $25,000. Also, pursuant to the Montgomery Agreement, the Company granted Mr. Montgomery an option to purchase 100,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. Montgomery's completion of one year of service.

      The compensation paid to Scott P. Pettit for the 2001 fiscal year was based on an April 2, 2001 employment agreement (the "Pettit Agreement"). Under the Pettit Agreement, Mr. Pettit is entitled to an annual base salary of $195,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Pettit Agreement, the Company paid Mr. Pettit a signing bonus of $35,000. Also, pursuant to the Pettit Agreement, the Company granted Mr. Pettit an option to purchase 100,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. Pettit's completion of one year of service.

      In connection with his resignation as Vice President, Business Development, Mr. Walsh entered into an agreement dated April 9, 2001. In consideration for Mr. Walsh's resignation from all positions with the Company and its subsidiaries, the Company agreed to pay Mr. Walsh a lump sum payment of $210,000. In addition, the Company accelerated the vesting of 72,500 previously granted stock options and extended the exercisability of all of Mr. Walsh's outstanding vested options until July 9, 2002. Mr. Walsh released the Company from any and all claims arising from or relating to his employment with the Company (except for indemnification claims under any applicable law or the Company's standard form of Indemnification Agreement).

      In connection with his resignation as Vice President, Eastern Division, Mr. Comis entered into an agreement dated April 9, 2001. In consideration for Mr. Comis' resignation from all positions with the Company and its subsidiaries, the Company agreed to pay Mr. Comis a lump sum payment of $206,000. In addition, the Company accelerated the vesting of 44,000 previously granted stock options and extended the exercisability of all of Mr. Comis' outstanding vested options until July 9, 2002. Mr. Comis released the Company from any and all claims arising from or relating to his employment with the Company (except for indemnification claims under any applicable law or the Company's standard form of Indemnification Agreement).

      Mr. Comis also entered into a consulting agreement that commenced on April 9, 2001 and will expire on April 8, 2002. Mr. Comis has been paid a monthly consulting fee of $12,000 plus any related out-of-pocket expenses approved by the Company.

      Effective August 9, 2000, the Company entered into an Executive Severance Plan for Officers with each of the Executive Officers. Below is a general description of certain terms and conditions of the Executive Severance Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Ms. Gould, Mr. Cocca and Mr. Ubben. Neither of these individuals was at any time during the fiscal year ended December 30, 2001 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             OWNERSHIP OF SECURITIES

      The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 25, 2002 for
(i) each Director, (ii) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (iii) any other Named Officer and (iv) all officers and Directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                     NUMBER OF    PERCENT OF TOTAL
                               NAME AND ADDRESS                       SHARES    SHARES OUTSTANDING(1)
                  ------------------------------------------------   ---------  --------------------
                  ValueAct Capital Partners L.P.(2)(10)(11) ......   1,889,000         15.5%
                     One Financial Center, Suite 1600
                     Boston, MA 02111

                  Wallace R. Weitz & Co. (3) .....................   1,704,000         14.0%
                     1125 S. 103rd St., Ste 600
                     Omaha, NE 68124-6008

                  Fidelity Management & Research (4) .............   1,235,260         10.2%
                     82 Devonshire St., N4A
                     Boston, MA 02109

                  Sterling Capital Management(5) .................     927,861          7.6%
                     One First Union Center
                     301 S. College St
                     Charlotte, NC 28202-6005

                  Farallon Capital Management, L.L.C.(6) .........     910,400          7.5%
                      One Maritime Plaza, Suite 1325
                      San Francisco, CA 94111

                  Dimensional Fund Advisors (7) ..................     830,000          6.8%
                     1299 Ocean Ave., 11th Fl
                     Santa Monica, CA 90401

                  State of Wisconsin Investment Board (8) ........     790,700          6.5%
                     P.O. Box 7842
                     Madison, Wisconsin 53707

                  Liberty Wanger Asset Management, L.P. (9) ......     619,000          5.1%
                     227 West Monroe Street, Suite 3000
                     Chicago, Illinois 60606

                  Peter H. Kamin(3) (10) .........................   1,935,957         15.8%
                  Jeffrey W. Ubben (3)(11) .......................   1,877,500         15.4%
                  Thomas C. O'Brien(12) ..........................      75,000            *
                  Peter B. Doder(12) .............................      61,250            *
                  Marcia A. McAllister (12) ......................      45,000            *
                  Joseph F. Mazzella (12) ........................      42,500            *
                  Melvin R. Martin (12) ..........................      38,125            *
                  Maurice A. Cocca (12) ..........................      29,500            *
                  Susan B. Gould (12) ............................      27,855            *
                  David R. Montgomery(12) ........................      25,000            *
                  Scott P. Pettit(12) ............................      25,000            *
                  John K. Wilcox  (12) ...........................      18,500            *
                  Donald J. Hermanek(12) .........................      16,250            *
                  Patrick T. Walsh(12) ...........................      10,000            *
                  Donald J. Comis(12) ............................       4,000            *
                  All officers (including Named Officers) and
                    Directors as a group (15 persons)(13) ........   2,365,437         18.7%

----------

*     Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 12,215,728 shares of common stock were outstanding on March 25, 2002. This percentage includes any shares of common stock of which such individual or entity had the right to acquire beneficial ownership within sixty days of March 25, 2002, including but not limited to the exercise of an option; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(2) Such information was based on Schedule 13D filed jointly by ValueAct Capital Partners, L.P. ("ValueAct Partners"), VA Partners, L.L.C. ("VA Partners"), George F. Hamel, Jr., Peter H. Kamin and Jeffrey W. Ubben on February 16, 2001 and reflects stock held as of December 31, 2001. Messrs. Hamel, Kamin and Ubben are each Managing Members, principal owners and controlling persons of VA Partners. Shares beneficially owned by each of ValueAct Partners and ValueAct Partners II, L.P. ("ValueAct Partners II") are reported as beneficially owned by VA Partners, as General Partner of each of such investment partnerships, and by the Managing Members as controlling persons of the General Partner. VA Partners and the Managing Members also, directly or indirectly, may own interests in one or both of such partnerships from time to time. By reason of such relationships ValueAct Partners is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of common stock with VA Partners and the Managing Members. VA Partners and the Managing Members disclaim beneficial ownership of the shares of common stock held by each of ValueAct Partners and ValueAct Partners II. ValueAct Partners is the beneficial owner of 1,735,310 shares of common stock, representing approximately 14.8% of the Company's outstanding common stock. ValueAct Partners II is the beneficial owner of 130,690 shares of common stock, representing approximately 1.1% of the Company's outstanding common stock. VA Partners and each of the Managing Members may be deemed the beneficial owner of an aggregate of 1,866,000 shares of Company's common stock. Also includes 23,000 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated that are exercisable on March 25, 2002 or will become exercisable within 60 days after that date consisting of (a) 11,500 options granted to Mr. Kamin and (b) 11,500 options granted to Mr. Ubben. These 23,000 stock options were assigned to ValueAct Partners by Messrs. Kamin and Ubben. The options are owned directly by ValueAct Partners and indirectly by VA Partners, as general partner of ValueAct Partners, and indirectly by Messrs. Kamin and Ubben as managing members and controlling persons of VA Partners. In addition to the 1,889,000 shares of common stock of which VA Partners and each of the Managing Members may be deemed to be the beneficial owners, Mr. Kamin owns and has sole voting power to vote and dispose of 58,457 shares of common stock.

(3) Such information is based on a Schedule 13G/A filed by Wallace R. Weitz & Co. with the SEC on February 4, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, Wallace R. Weitz & Co. has sole voting and dispositive power for all the shares.

(4) Such information is based on a Schedule 13G/A filed by FMR Corp. with the SEC on February 14, 2002 and reflects stock held as of December 31, 2001. Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., is the beneficial owner of 181,010 shares or 1.492%. Edward C. Johnson 3d, FMR Corp, through its control of Fidelity and the funds, each has sole power to dispose of the 181,010 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company, a wholly-owed subsidiary of FMR Corp., is the beneficial owner of 988,550 shares or 8.147%. Edward C. Johnson 3d and FMR Corp, through its control of Fidelity Management Trust Company, each has sole dispositive and voting power over 988,550 shares. Fidelity International Limited is the beneficial owner of 65,700 shares or 0.541%. Fidelity International Limited is the sole dispositive and voting power over 65,700 shares.

(5) Such information is based on a Schedule 13G/A filed by Sterling Management LLC. ("Sterling") with the SEC on February 4, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, Sterling has shared voting and dispositive power over all the shares.

(6) Such information is based on a Schedule 13G filed jointly by Farallon Capital Management, L.L.C. with the SEC on February 4, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, the managing members of Farallon Capital Management, L.L.C. and managing members of Farallon Partners, L.L.C., named therein, have shared voting and dispositive power for all the shares.

(7) Such information is based on a Schedule 13G/A filed by the Dimensional Fund Advisors, Inc. ("Dimensional") with the SEC on January 30, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, Dimensional has sole voting and dispositive power over all the shares.

(8) Such information is based on a Schedule 13G/A filed by State of Wisconsin Investment Board with the SEC on February 15, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, the State of Wisconsin Investment Board retains sole voting and dispositive power for all the shares.

(9) Such information is based on a Schedule 13G/A filed by Liberty Wanger Asset Management, L.P., with the SEC on February 12, 2002 and reflects stock held as of December 31, 2001. According to such Schedule 13G, Liberty Wanger Asset Management, L.P. has shared voting and dispositive power for all the shares.

(10) Includes 58,457 shares of Common Stock over which Mr. Kamin has sole voting and dispositive power and 1,866,000 shares owned by ValueAct Partners over which Mr. Kamin shares voting and dispositive power. Peter
      H. Kamin, a director of the Company, has the sole power to vote or dispose of 58,457 shares of Common Stock by reason of his position as Partner and managing member of ValueAct Partners. Such information is based on a
      Schedule 13D filed with the SEC on February 16, 2001. Also includes 11,500 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated to Mr. Kamin that are exercisable on March 25, 2002 or will become exercisable within 60 days after that date. All 11,500 options were assigned to ValueAct Partners. The options are owned directly by ValueAct Partners and indirectly by VA Partners, as general partner of ValueAct Partners, and indirectly by Mr. Kamin as a managing member and controlling person of VA Partners. Mr. Kamin disclaims beneficial ownership for these options.

(11) Includes 1,866,000 shares owned by ValueAct Partners over which Mr. Ubben shares voting and dispositive power. Also includes 11,500 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated to Mr. Ubben that are exercisable on March 25, 2002 or will become exercisable within 60 days after that date. All 11,500 options were assigned to ValueAct Partners. The options are owned directly by ValueAct Partners and indirectly by VA Partners, as general partner of ValueAct Partners, and indirectly by Mr. Ubben as a managing member and controlling person of VA Partners. Mr. Ubben disclaims beneficial ownership for the options.

(12) Includes that portion of options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are exercisable on March 25, 2002 or will become exercisable within 60 days after that date: Mr. O'Brien, 75,000 shares; Mr. Doder 61,250; Ms. McAllister, 45,000 shares; Mr. Mazzella 42,500 shares; Mr. Martin, 38,125 shares; Mr. Cocca, 29,500 shares; Ms. Gould, 27,855 shares; Mr. Montgomery, 25,000 shares; Mr. Pettit, 25,000 shares; Mr. Wilcox, 18,500 shares; Mr. Hermanek, 16,250 shares; Mr. Walsh, 10,000 shares; and Mr. Comis, 4,000 shares.

(13) Includes options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are currently exercisable or will become exercisable within 60 days after March 25, 2002.

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

      M & M Acquisition. In January 1992, the Company purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc. ("M & M"), and acquired an option to purchase the original 35 acres of land on which M & M's operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of such auto salvage operation, was elected a Director of the Company in January 1992. The Company is required to pay rent to Mr. Martin during the 10-year term of the lease relating to the real property owned by Mr. Martin. In 2001, the Company paid $359,406 pursuant to the lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

      Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2001, Mr. Martin received no compensation pursuant to the agreement.

      Dallas, Texas Lease. The Company leases certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 2001, the Company paid $468,000 in rent under this lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                            Page
                                                                                            ----
      (a)   1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            The following Consolidated Financial Statements of Insurance Auto
            Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                  Independent Auditors' Report.............................................   42

                  Consolidated Balance Sheets - December 30, 2001 and
                  December 31, 2000........................................................   43

                  Consolidated Statements of Operations -  2001, 2000
                  and 1999.................................................................   45

                  Consolidated Statements of Shareholders' Equity- 2001,
                  2000 and 1999............................................................   46

                  Consolidated Statements of Cash Flows -2001, 2000
                  and 1999.................................................................   47

                  Notes to Consolidated Financial Statements...............................   49

            2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

            All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

            3.    EXHIBITS

            See Item 14(c) below.

      (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 30, 2001.

      (c)   EXHIBITS

Exhibit
  No                                   Description
  --                                   -----------
3.1(11)           Articles of Incorporation of the Registrant, as filed with the
                  Illinois Secretary of State on August 7, 1997.

3.2(14)           Bylaws of the Registrant.

3.3(17)           Bylaws of the Registrant, as amended as of March 21, 2001.

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

4.6(18)*          Shareholder Agreement, dated February 15, 2001, among the
                  Company, ValueAct Capital Partners, L.P., ValueAct Capital
                  Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter
                  H. Kamin and George F. Hamel, Jr.

4.7(18)* Registration Rights Agreement, dated February 15, 2000, among the Company, ValueAct Capital Partners, L.P. and ValueAct
                  Capital Partners II, L.P.

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

10.150            Credit Agreement between the Registrant and LaSalle National
                  Bank dated as of February 15, 2002.

10.151 Rate Swap Agreement pursuant to the Credit Agreement between the Registrant and LaSalle National Bank dated as of March 13,
                  2002.

10.154(10)*       Insurance Auto Auctions, Inc. Employee Stock Purchase Plan, as
                  amended as of June 18, 1997.

10.155(14)        Form of Indemnification Agreement dated as of February 24,
                  1999 by and between the Company and its Directors and
                  Executive Officers.

10.160(16)*       Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as
                  amended and restated.

10.161(17)*       Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.162(17)*       Employment agreement, dated November 17, 2000, by and between the Company and Thomas C. O'Brien.

10.165(18)*       Separation Agreement, dated February 15, 2001, by and between the Company and Thomas J. O'Malia.

10.166(18)*       Separation Agreement, dated February 15, 2001, by and between the Company and Christopher G. Knowles.

10.167(19)*       Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

10.168(19)*       Employment Agreement dated April 2, 2001 by and between the
                  Company and David R. Montgomery.

10.169(19)*       Employment Agreement dated April 2, 2001 by and between the
                  Company and Scott P. Pettit.

10.170(19)*       Separation Agreement dated March 31, 2001 by and between the
                  Company and Gaspare G. Ruggirello.

10.171(19)*       Separation Agreement dated April 9, 2001 by and between the
                  Company and Donald J. Comis.

10.172(19)*       Separation Agreement dated April 9, 2001 by and between the
                  Company and Gerald C. Comis.

10.173(19)*       Separation Agreement dated April 9, 2001 by and between the
                  Company and Patrick T. Walsh.

10.174(19)*       Separation Agreement dated March 9, 2001 by and between the
                  Company and Stephen L. Green.

10.175(20)*       Amended and Restated Employee Stock Purchase Plan.

10.176*           Consulting Agreement dated April 12, 2001 by and between the
                  Company and Donald J. Comis.

10.177* Employment Agreement dated December 11, 2001 and addendum by and between the Company and Edward N. Fares.

21.1              Subsidiaries of the Registrant.

23.1              Consent of KPMG LLP.

24.1              Power of Attorney.

(1) Incorporated by reference from an exhibit filed with the Registrant's Registration Statement on Form S-1 (File No. 33-43247) declared effective by the Securities and Exchange Commission ("SEC") on November 20, 1991.

(2) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on January 31, 1992.

(3) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1992.

(4) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1993.

(5) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on December 15, 1993.

(6) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on February 3, 1994.

(8) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on February 10, 1995.

(9) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1994.

(10) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1997.

(11) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

(12) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended March 31, 1998.

(13) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1998.

(14) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended March 31, 1999.

(15) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1999.

(16) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 2000.

(17) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 2000.

(18) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on February 16, 2001.

(19) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended April 1, 2001.

(20) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended July 1, 2001.

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

                                       INSURANCE AUTO AUCTIONS, INC.


                                       By: /s/ Thomas C. O'Brien
                                           ------------------------------------
                                           President and Chief Executive Officer
Date: March 29 , 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2002.


   /s/ Thomas C. O'Brien         President and Chief Executive Officer, Director
------------------------------   (Principal Executive Officer)
      Thomas C. O'Brien


   /s/ Scott P. Pettit           Senior Vice President, Chief Financial Officer
------------------------------   and Secretary
      Scott P. Pettit            (Principal Financial Officer)


   /s/ *                         Chairman of the Board of Directors
------------------------------
      Joseph F. Mazzella


   /s/ *                         Director
------------------------------
      Maurice A. Cocca


   /s/ *                         Director
------------------------------
      Susan B. Gould


   /s/ *                         Director
------------------------------
      Peter H. Kamin


   /s/ *                         Director
------------------------------
      Melvin R. Martin


   /s/ *                         Director
------------------------------
      Jeffrey W. Ubben


   /s/ *                         Director
------------------------------
      John K. Wilcox

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                         KPMG LLP

Chicago, Illinois
March 1, 2002

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (dollars in thousands except per share amounts)

                                                           DECEMBER 30,   DECEMBER 31,
                                                               2001           2000
                                                           ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents                             $     24,467   $     30,938
     Short-term investments                                       2,131          4,859
     Accounts receivable, net                                    54,674         48,091
     Inventories                                                 13,505         10,588
     Other current assets                                         4,165          3,112
                                                           ------------   ------------
         Total current assets                                    98,942         97,588
                                                           ------------   ------------

Property and equipment, net:
     Land and buildings                                          11,358          7,396
     Furniture and fixtures                                       1,804          1,752
     Machinery and equipment                                     29,305         27,143
     Leasehold improvements                                      29,737         23,232
                                                           ------------   ------------
                                                                 72,204         59,523
     Less accumulated depreciation and amortization              32,549         29,031
                                                           ------------   ------------
                  Net property and equipment                     39,655         30,492
                                                           ------------   ------------

Investments in marketable securities                                512          2,240
Deferred income taxes                                             7,827          5,123
Intangible assets, principally goodwill, net                    131,268        130,264
                                                           ------------   ------------

                                                           $    278,204   $    265,707
                                                           ============   ============

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)

                 (dollars in thousands except per share amounts)

                                                                DECEMBER 30,   DECEMBER 31,
                                                                    2001           2000
                                                                ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                     $     20,040   $         37
     Accounts payable                                                 41,451         38,176
     Accrued liabilities                                              10,920          6,171
     Accrued special charges                                           1,245             --
                                                                ------------   ------------
         Total current liabilities                                    73,656         44,384
                                                                ------------   ------------

Long-term debt, excluding current installments                           103         20,141
Deferred income taxes                                                 12,172         10,440
Other noncurrent liabilities                                           3,279          3,001
                                                                ------------   ------------

         Total liabilities                                            89,210         77,966
                                                                ------------   ------------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                         --             --
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; issued and outstanding
         12,162,290 and 11,715,936 shares as of December 30,
         2001 and December 31, 2000, respectively                         12             12
     Additional paid-in capital                                      142,575        136,962
     Retained earnings                                                46,407         50,767
                                                                ------------   ------------

         Total shareholders' equity                                  188,994        187,741
                                                                ------------   ------------

                                                                $    278,204   $    265,707
                                                                ============   ============

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 (dollars in thousands except per share amounts)

                                                          2001          2000          1999
                                                       ----------    ----------    ----------
Revenues:
    Vehicle sales                                      $  138,427    $  200,858    $  204,785
    Fee income                                            154,563       132,318       112,606
                                                       ----------    ----------    ----------
                                                          292,990       333,176       317,391
 Costs and expenses:
    Cost of sales:                                        202,588       243,779       233,949
    Direct operating expenses                              80,089        62,789        55,741
    Amortization of intangible assets                       4,055         3,942         3,797
    Business transformation costs                           3,451            --            --
    Special charges                                         8,016         4,772            --
                                                       ----------    ----------    ----------

       Earnings (loss) from operations                     (5,209)       17,894        23,904

Other (income) expense:
    Interest expense                                        1,788         1,833         1,970
    Interest income                                        (1,025)       (1,717)       (1,271)
                                                       ----------    ----------    ----------

       Earnings (loss) before income taxes                 (5,972)       17,778        23,205

Income tax expense (benefit)                               (1,612)        7,289         9,500
                                                       ----------    ----------    ----------

       Net earnings (loss)                             $   (4,360)   $   10,489    $   13,705
                                                       ==========    ==========    ==========
Earnings (loss) per share:
       Basic                                           $     (.37)   $      .90    $     1.20
                                                       ==========    ==========    ==========
       Diluted                                         $     (.37)   $      .88    $     1.18
                                                       ==========    ==========    ==========
Weighted average shares outstanding:
       Basic                                               11,940        11,660        11,467
       Effect of dilutive securities - stock options           --           290           156
                                                       ----------    ----------    ----------
       Diluted                                             11,940        11,950        11,623
                                                       ==========    ==========    ==========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                             (dollars in thousands)

                                     COMMON STOCK
                                  -------------------   ADDITIONAL                   TOTAL
                                    NUMBER                PAID-IN    RETAINED    SHAREHOLDERS'
                                  OF SHARES    AMOUNT     CAPITAL    EARNINGS        EQUITY
                                  ----------   ------   ----------   --------    --------------
Balance at December 31, 1998      11,327,169   $   11   $  132,171   $ 26,573    $      158,755

Stock options exercised              235,289        1        2,159         --             2,160

Deferred tax related to stock
options exercised                         --       --          494         --               494

Issuance of common stock in
   connection with the employee
   stock purchase plan                12,552       --          172         --               172

Net earnings                              --       --           --     13,705            13,705
                                  ----------   ------   ----------   --------    --------------

Balance at December 31, 1999      11,575,010   $   12   $  134,996   $ 40,278    $      175,286

Stock options exercised              131,714       --        1,406         --
                                                                                          1,406

Deferred tax related to stock
options exercised                         --       --          389         --               389

Issuance of common stock in
   connection with the employee
   stock purchase plan                 9,212       --          171         --               171

Net earnings                              --       --           --     10,489            10,489
                                  ----------   ------   ----------   --------    --------------

Balance at December 31, 2000      11,715,936   $   12   $  136,962   $ 50,767    $      187,741

Stock options exercised              431,305       --        4,904         --             4,904

Deferred tax related to stock
options exercised                         --       --          539         --               539

Issuance of common stock in
   connection with the employee
   stock purchase plan                15,049       --          170         --               170

Net loss                                  --       --           --     (4,360)           (4,360)
                                  ----------   ------   ----------   --------    --------------

Balance at December 30, 2001      12,162,290   $   12   $  142,575   $ 46,407    $      188,994
                                  ==========   ======   ==========   ========    ==============

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (dollars in thousands)

                                                       2001        2000        1999
                                                     --------    --------    --------
Cash flows from operating activities:
   Net earnings (loss)                               $ (4,360)   $ 10,489    $ 13,705

   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                   10,649       9,641       9,135
       Gain on disposal of property and equipment        (439)        (98)        (24)
       Special charges                                  8,016       4,772          --
       Changes in assets and liabilities
         (net of effects of acquired companies):
           (Increase) decrease in:
             Accounts receivable, net                  (6,673)     (8,323)     (2,773)
             Inventories                               (2,917)      1,410        (769)
             Other current assets                      (1,053)     (1,457)         21
             Other assets                                 113         109         190
           Increase (decrease) in:
             Accounts payable                           3,221       4,183       2,277
             Accrued liabilities                          612        (318)        (98)
             Income taxes                                (970)       (176)        733
                                                     --------    --------    --------

               Total adjustments                       10,559       9,743       8,692
                                                     --------    --------    --------

       Net cash provided by  operating activities       6,199      20,232      22,397
                                                     --------    --------    --------

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)

                             (dollars in thousands)

                                                         2001        2000        1999
                                                       --------    --------    --------
Cash flows from investing activities:
  Capital expenditures                                 $(20,765)   $(12,246)   $(10,623)
  Investments, net                                        4,456       3,082         957
  Proceeds from disposal of property and equipment        4,094         780         163
  Payments made in connection with acquired
    companies, net of cash acquired                      (6,033)     (9,925)         --
                                                       --------    --------    --------

    Net cash used in investing activities               (18,248)    (18,309)     (9,503)
                                                       --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  5,613       1,966       2,826
  Principal payments of long-term debt                      (35)       (137)       (216)
                                                       --------    --------    --------

    Net cash provided by financing activities             5,578       1,829       2,610
                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents     (6,471)      3,752      15,504

Cash and cash equivalents at beginning of year           30,938      27,186      11,682
                                                       --------    --------    --------

Cash and cash equivalents at end of year               $ 24,467    $ 30,938    $ 27,186
                                                       ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                           $  1,733    $  1,738    $  1,754
    Income taxes                                       $      7    $  7,972    $  8,234

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      BACKGROUND

      Insurance Auto Auctions, Inc. (the Company) operates in a single business segment - providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles.

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

      FISCAL PERIODS

      Fiscal year 2001 ended on December 30 and consisted of 52 weeks. The 2000 and 1999 fiscal years ended on December 31.

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

      The Company's short-term investment securities are principally instruments of state governments, agencies and municipalities. All short-term investment securities are classified as available-for-sale and are carried at fair value. The difference between the fair value and the amortized cost is immaterial. As a result, any gain or loss associated with recording the investment at fair value is reflected as current income
      (loss).

      INVENTORIES

      Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories are charged to operations based upon the specific-identification method.

      The Company has agreements to purchase total loss and recovered theft vehicles from insurance companies for a percentage of the vehicle's "actual cash value" (the estimated pre-accident fair value of the vehicle). The Company has acquired the majority of its inventory pursuant to these contracts.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      ASSET IMPAIRMENT

      As part of an ongoing review of the valuation and amortization of assets, management assesses the carrying value of the Company's assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that an asset will not be recoverable, as determined by an analysis of undiscounted cash flow over the remaining amortization period, the carrying value of the asset would be reduced to its estimated fair market value.

      USE OF ESTIMATES

      The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results likely differ from these estimates.

      DEPRECIATION AND AMORTIZATION

      Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the life of the lease, whichever is less.

      Intangible assets, principally goodwill, are amortized over periods of 15 to 40 years on a straight-line basis. Accumulated amortization at December 30, 2001 and December 31, 2000 was $30.7 million and $26.6 million, respectively.

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

      STOCK COMPENSATION

      The Company utilizes the intrinsic-value method of accounting for stock options. Accordingly, compensation expense is not recognized in the Consolidated Statement of Operations. The pro forma results related to the impact of applying the fair-value method of accounting for stock options are disclosed in Note 4.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Under the pronouncement, goodwill recorded as a result of acquisitions made subsequent to June 30, 2001 should not be amortized. Accordingly, the Company did not record any amortization related to the goodwill resulting from the October, 2001 acquisition of Austin Salvage Pool. Beginning in 2002, the Company will no longer amortize either goodwill recorded prior to June 30, 2001 or any intangible assets with indefinite lives in accordance with SFAS 142. Instead, the Company will test these assets for impairment annually or when certain impairment indicators exist. In fiscal 2001, the Company recorded amortization expense related to intangible assets, primarily goodwill, of $4.1 million. In 2002, the Company expects to record amortization of identifiable intangible assets of $0.3 million.

(2)   LONG-TERM DEBT

      Long-term debt is summarized as follows:

                                                             2001       2000
                                                           --------   --------
                                                          (dollars in thousands)
            Senior notes payable, unsecured, interest
              payable in semiannual installments
              through maturity at February 15, 2002,
              at 8.6%, principal due at maturity           $ 20,000   $ 20,000

            Notes payable issued in connection with the
              acquisition of a subsidiary, unsecured,
              payable in monthly installments, including
              interest at 8%, with final payment due
              April 1, 2005                                     143        178
                                                           --------   --------
                                                             20,143     20,178

            Less current installments                        20,040         37
                                                           --------   --------

                                                           $    103   $ 20,141
                                                           ========   ========

      Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:

                                            (dollars in thousands)
                  2002                             $ 20,040
                  2003                                   43
                  2004                                   47
                  2005                                   13
                  2006                             $     --
                                                   ---------
                                                   $ 20,143
                                                   ========

The Senior Notes and line of credit require the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 30, 2001, the Company was in compliance with these covenants.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

In mid-February 2002, the Company entered into a new five-year $20 million unsecured credit facility with LaSalle Bank, a member of the ABN Amro Group. The credit facility is expandable to $30 million upon syndication. The credit facility is a one-year revolver that converts to a four-year term loan with a fixed interest rate of 5.6%. The one-year revolver carries a variable interest rate. The Company entered into an interest rate swap arrangement to fix the interest rate at 5.6%.

(3)   INCOME TAXES

      Income tax expense (benefit) is summarized as follows:

                                      2001        2000       1999
                                    --------    --------   --------
                                         (dollars in thousands)
                  Current:
                      Federal       $   (530)   $  5,345   $  8,088
                      State             (111)        900      1,323
                                    --------    --------   --------
                                        (641)      6,245      9,411
                                    --------    --------   --------

                  Deferred:
                      Federal           (878)        865         42
                      State              (93)        179         47
                                    --------    --------   --------
                                        (971)      1,044         89
                                    --------    --------   --------

                                    $ (1,612)   $  7,289   $  9,500
                                    ========    ========   ========

Deferred income taxes are comprised of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes a tax benefit may not be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2001 and December 31, 2000 are presented below:

                                                              2001        2000
                                                            --------    --------
                                                           (dollars in thousands)
            Deferred tax assets attributable to:
               Depreciation                                 $  3,216    $  3,061
               State net operating losses carried forward      1,361       1,088
               Inventories                                       896         595
               Other                                           3,501       1,291
               Valuation allowance                            (1,147)       (912)
                                                            --------    --------

               Net deferred tax assets                         7,827       5,123

            Deferred tax liabilities attributable to:
               Intangible assets                             (12,172)    (10,440)
                                                            --------    --------

               Net deferred tax liabilities                 $ (4,345)   $ (5,317)
                                                            ========    ========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                                          2001        2000       1999
                                                        --------    --------   --------
                                                             (dollars in thousands)
            "Expected" income taxes                     $ (2,030)   $  6,045   $  7,890
            State income taxes, net of Federal effect       (135)        697        895
            Nondeductible portion of amortization of
              intangible assets                              358         358        358
            Other                                            195         189        357
                                                        --------    --------   --------

                                                        $ (1,612)   $  7,289   $  9,500
                                                        ========    ========   ========

(4)   EMPLOYEE BENEFIT PLANS

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

      During 1995, the Company adopted the Insurance Auto Auctions, Inc. Supplemental Stock Option Plan (the 1995 Plan) covering 200,000 shares of the Company's common stock. The 1995 Plan provides for the grant of nonqualified stock options to employees, other than executive officers, consultants and other independent advisors who provide services to the Company. The 1995 Plan will expire on October 1, 2005.

      Under the Plans, as of December 30, 2001, options to purchase an aggregate of 1,396,505 shares were outstanding at a weighted average exercise price of $14.48 per share and 244,556 shares remained available for future grant.

      Activity under the Plans during 2001, 2000, and 1999 is as follows:

                                                   Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                        2001       Exercise      2000       Exercise      1999       Exercise
                                       Shares        Price      Shares        Price      Shares        Price
                                     ----------    --------   ----------    --------   ----------    --------
Balance at beginning of year          1,261,000    $  14.20    1,087,000    $  15.01    1,195,000    $  14.21
    Options granted                     605,000       13.09      359,000       11.62      188,000       12.99
    Options canceled                    (38,000)      18.02      (54,000)      22.12      (61,000)      14.52
    Options exercised                  (431,000)      11.38     (131,000)      10.67     (235,000)       9.52
                                     ----------    --------   ----------    --------   ----------    --------

Balance at end of year                1,397,000    $  14.48    1,261,000    $  14.20    1,087,000    $  15.01
                                     ==========    ========   ==========    ========   ==========    ========

Options exercisable at end of year      568,000                  775,000                  780,000
                                     ==========               ==========               ==========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

Additional information about options outstanding as of December 30, 2001 is presented below:

                                 Options Outstanding             Options Exercisable
                          ----------------------------------   ---------------------
                                         Weighted Average
                                      ----------------------
                                       Remaining                            Weighted
                                      Contractual                            Average
      Range of Exercise   Number of      Life       Exercise   Number of    Exercise
            Price          Options    (in years)      Price     Options      Price
      -----------------   ---------   -----------   --------   ---------    --------
      $7.00 to $10.00        49,000      4.34          8.17       49,000      8.17
      10.38 to  13.95     1,046,000      7.51         12.06      269,000     11.48
      14.13 to  23.25       158,000      4.79         16.71      107,000     17.34
      28.63 to  37.50       143,000      2.07         31.95      143,000     31.95
                          ---------                            ---------
      $7.00 to $37.50     1,396,000      6.54         14.48      568,000     17.44
                          =========                            =========

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

                                                     2001            2000           1999
                                                 ------------    ------------   ------------
      Pro forma earnings (loss) (in thousands)   $     (5,699)   $      9,840   $     12,329
                                                 ============    ============   ============

      Pro forma earnings (loss) per share
        Basic                                    $      (0.47)   $        .84   $       1.08
                                                 ============    ============   ============
        Diluted                                  $      (0.47)   $        .82   $       1.06
                                                 ============    ============   ============

The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $9.20, $6.73 and $7.82, respectively, based upon grant date valuations using the Black-Scholes option pricing model with the following weighted average assumptions in 2001, 2000 and 1999 expected dividend yield of 0.0%, expected volatility of .88, .64 and .63, respectively; risk-free interest rate of 4.3%, 5.1% and 6.4%, respectively; and an average expected option life of 4.9, 5.1 and 5.4 years, respectively.

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

The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 1999 to 2001, the Company matched 100% up to 4% of eligible earnings. Company contributions to the plan were $0.7 million in 2001, $0.7 million in 2000, and $0.5 million in 1999.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(5)   RELATED PARTY TRANSACTIONS

      The Company recorded fee income of $2.7 million, $6.4 million and $5.4 million, in 2001, 2000 and 1999, respectively, related to the consignment sale of vehicles insured by Allstate Insurance Company ("Allstate") and recorded sales of $23.2 million, $28.8 million and $35.0 million, respectively, and cost of sales of $21.8 million, $26.7 million and $31.6 million, respectively, related to the purchase of Allstate-insured vehicles under the purchase agreement method. Allstate held 1,667,000 shares of the Company's common stock during the three years ended December 31, 2000; such shares were sold by Allstate in February 2001. See also
      Note 7 with respect to rentals under leases with other related parties.

(6)   COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities and certain equipment under operating leases with related and unrelated parties, which expire in April 2016. Rental expense for the years ended December 30, 2001 and December 31, 2000 and 1999, was $20.3 million, $15.9 million, and $12.2 million, respectively. The Company leases certain properties from a member of its Board of Directors and other properties from Allstate Insurance Company. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. Rental payments to related parties were $1.3 million, $1.2 million and $1.1 million for 2001, 2000 and 1999, respectively.

      Minimum annual rental commitments for the next five years under noncancelable leases at December 30, 2001 are as follows:

                                        UNRELATED      RELATED
                                         PARTIES       PARTIES
                                        ---------      -------
                                        (dollars in thousands)
                  2002                  $  17,347      $ 1,022
                  2003                     14,720          731
                  2004                     11,880          731
                  2005                      8,399          369
                  2006                      6,195          369
                  Thereafter               11,923           --
                                        ---------      -------

                                        $  70,464      $ 3,222
                                        =========      =======

      The Company has compensation agreements with certain officers and other key employees.

      The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of its business. None of these claims are expected to have a material adverse effect on the Company's financial condition or operating results.

(7)   ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS

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

      The Accumulated Postretirement Benefit Obligation (APBO) is a measure of the plan's liability, equivalent to the Projected Benefit Obligation used in pension accounting. The APBO is a factor in the expense calculation and is

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      included in the table presented below. For retirees, it is the present value of all benefits expected to be paid from the plan.

      A one-percentage point increase or decrease in the assumed health care cost trend rate for each future year would not have a material impact on the APBO. The assumed discount rate used to determine the APBO as of December 30, 2001, December 31, 2000 and 1999 was 7.0%, 7.5% and 7.8%,
      respectively. The Company recorded net post-retirement income of $63,000, $84,000 and, $169,000 for the years ended December 30, 2001, December 31, 2000 and 1999, respectively.

      Reconciliation of funded status as of:

                                                                           2001        2000        1999
                                                                         --------    --------    --------
                                                                              (dollars in thousands)
            Medical                                                      $   (854)   $   (747)   $   (840)
            Life Insurance                                                   (332)       (290)       (327)
                                                                         --------    --------    --------

            Total APBO                                                     (1,186)     (1,037)     (1,167)

            Plan assets                                                        --          --          --
                                                                         --------    --------    --------

            Funded status                                                  (1,186)     (1,037)     (1,167)

            Unrecognized net loss from past experience                     (1,652)     (1,964)     (2,011)
                                                                         --------    --------    --------

            Accrued postretirement benefit cost                          $ (2,838)   $ (3,001)   $ (3,178)
                                                                         ========    ========    ========

            Reconciliation of accumulated postretirement benefit cost:
                Accrued benefit cost                                     $ (3,064)   $ (3,262)   $ (3,513)
                Income                                                         63          84         169
                Contributions/premium paid                                     63         177         166
                                                                         --------    --------    --------

                Accumulated postretirement benefit cost                  $ (2,838)   $ (3,001)   $ (3,178)
                                                                         ========    ========    ========

      Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

(8)   SPECIAL CHARGES

      During the first quarter of 2001, the Company announced an organizational realignment and recorded special charges of $6.0 million. As part of this plan, the Company offered involuntary severance packages to approximately 30 staff employees primarily located at its headquarters and recognized $2.4 million in employee termination benefits associated with this workforce reduction. The Company also recorded approximately $1.7 million related to the abandonment of certain facilities including cancellation of a planned expansion at its headquarters building. The remaining balance includes amounts related to repositioning the Company's towing operations and other restructuring charges.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      During the fourth quarter of 2001, the Company reviewed the adequacy of its accruals for special charges. The facilities closing accrual was increased by $0.8 million. The accrual for workforce reduction was decreased by $0.4 million and the accrual for the towing operations and other charges was decreased by $0.8 million. The changes in the accruals for special charges are summarized below.

                                                            WORKFORCE    FACILITY      TOWING
                                                            REDUCTION    CLOSINGS     AND OTHER      TOTAL
                                                            ---------    --------     ---------      -----
                                                                         (dollars in thousands)
      Special charges recorded in first quarter of 2001 .   $   2,376    $   1,739    $   1,932    $   6,047
      Utilization of accrual ............................      (1,878)      (1,016)      (1,067)      (3,961)
      Adjustments recorded  in fourth quarter of 2001 ...        (423)         838         (815)        (400)
                                                            ---------    ---------    ---------    ---------
      Total accrued special charges at December 30, 2001    $      75    $   1,561    $      50    $   1,686
                                                            =========    =========    =========    =========

      As of December 30, 2001, $1.2 million of accrued special charges were classified as current liabilities, and $0.5 million was classified as a component of other noncurrent liabilities.

            The Company recorded special charges of $2.4 million in the fourth quarter of 2001, including the write-off of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of the assets. Also included was a $1.0 million write-off of amounts due from the Company's previous insurance carrier, which was placed into liquidation.

      During the fourth quarter of 2000, the Company recorded special charges of $4.8 million, including $3.0 million associated with the abandonment or disposal of computer hardware and software, $1.2 million to cover expenses related to the February 2000 plane crash that damaged the Company's facility in Rancho Cordova, California, and $.06 million of other special charges.

(9)   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited financial data for 2001 and 2000 are as follows:

                                                 FIRST       SECOND      THIRD       FOURTH
                                               QUARTER      QUARTER     QUARTER      QUARTER
                                               --------     --------    --------     --------
      2001                                     (dollars in thousands except per share amounts)
          Revenue .........................    $ 77,844     $ 75,514    $ 70,966     $ 68,666
          Earnings (loss) from operations .      (2,701)       3,837          25       (6,370)
          Net earnings ....................      (1,645)       2,171        (206)      (4,680)
          Basic earnings (loss) per share .    $  (0.14)    $   0.18    $  (0.02)    $  (0.39)
          Diluted earnings (loss) per share    $  (0.14)    $   0.18    $  (0.02)    $  (0.39)
                                               ========     ========    ========     ========

      2000

          Revenue .........................    $ 86,960     $ 84,276    $ 80,132     $ 81,808
          Earnings (loss)from operations ..       7,139        8,793       4,017       (2,055)
          Net (loss) earnings .............       4,181        5,195       2,359       (1,246)
          Basic earnings (loss) per share .    $   0.36     $   0.45    $   0.20     $  (0.11)
          Diluted earnings (loss) per share    $   0.35     $   0.44    $   0.20     $  (0.11)
                                               ========     ========    ========     ========

      The sum of earnings per share for the quarters may not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit No.
----------
10.150        Credit Agreement between the Registrant and LaSalle National Bank dated as of February 15, 2002.

10.151        Rate Swap Agreement pursuant to the Credit Agreement between the
              Registrant and LaSalle National Bank dated as of February 15, 2002.

10.176 Consulting Agreement Dated April 12, 2001 by and between the Company and Donald J. Comis.

10.177        Employment Agreement , dated December 11, 2001 by and between the
              Company and Edward N. Fares.

21.1          Subsidiaries of the Registrant

23.1          Consent of KPMG LLP

24.1          Power of Attorney