Form 10-Q
period 2002-03-31
INSURANCE AUTO AUCTIONS INC /CA
filed 2002-05-15
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                        Commission File Number: 0-19594
                                                -------

                         INSURANCE AUTO AUCTIONS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

Illinois                                                                                            95-3790111
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois                                            60173-3855
--------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                            (Zip Code)

                                                     (847) 839-3939
--------------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002:

                  Class                          Outstanding April 30, 2002
                  -----                          --------------------------

     Common Stock, $0.001 Par Value                   12,219,228 shares

                                     INDEX

                         INSURANCE AUTO AUCTIONS, INC.

                                                                                               PAGE NUMBER
                                                                                               -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Statements of Operations for the
              Three Month Periods ended March 31, 2002 and April 1,2001.....................      3
         Condensed Consolidated Balance Sheets
              as of March 31, 2002 and December 30, 2001....................................      4
         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods ended March 31, 2002 and April 1, 2001....................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     15

PART II.  OTHER INFORMATION.................................................................     16

Item 1.  Legal Proceedings..................................................................     16

Item 2.  Changes in Securities..............................................................     16

Item 3.  Defaults upon Senior Securities....................................................     16

Item 4.  Submission of Matters to a Vote of Security Holders................................     16

Item 5.  Other Information..................................................................     16

Item 6.  Exhibits and Reports on Form 8-K...................................................     16

SIGNATURES        ..........................................................................     17


                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands except per share amounts)

                                                      THREE MONTH PERIODS ENDED
                                                     ---------------------------
                                                      MARCH 31,         APRIL 1,
                                                        2002              2001
                                                     ---------------------------
                                                             (Unaudited)
Revenues:
     Vehicle sales                                    $ 27,751         $ 40,217
     Fee income                                         41,469           37,627
                                                      --------         --------
                                                        69,220           77,844
Cost of sales:
     Vehicle cost                                       26,057           37,192
     Branch cost                                        31,192           29,144
                                                      --------         --------
                                                        57,249           66,336

         Gross profit                                   11,971           11,508

Operating expense:
     Selling, general and administration                 7,112            7,156
     Amortization of intangible assets                      67            1,006
     Business transformation costs                       1,949             --
     Special charges                                      --              6,047
                                                      --------         --------

         Earnings (loss) from operations                 2,843           (2,701)
                                                      --------         --------

Other (income) expense:
     Interest expense                                      248              456
     Interest income                                       (57)            (368)
                                                      --------         --------

         Earnings (loss) from operations                 2,652           (2,789)

Provision (benefit) for income taxes                     1,140           (1,144)
                                                      --------         --------

         Net earnings (loss)                          $  1,512         $ (1,645)
                                                      ========         ========

Net earnings (loss) per share:
     Basic                                            $    .12         $   (.14)
                                                      ========         ========
     Diluted                                          $    .12         $   (.14)
                                                      ========         ========

Weighted average shares outstanding:
     Basic                                              12,198           11,730
     Effect of dilutive securities - stock options         245             --
                                                      --------         --------
     Diluted                                            12,443           11,730
                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except share amounts)

                                                         MARCH 31,  DECEMBER 30,
                                                           2002         2001
                                                         -----------------------
                                                        (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 15,211   $ 24,467
     Accounts receivable, net                               50,351     54,674
     Inventories                                            11,671     13,505
     Short-term investments                                   --        2,131
     Other current assets                                    1,824      4,165
                                                          --------   --------
            Total current assets                            79,057     98,942
                                                          --------   --------

Property and equipment, net                                 40,158     39,240
Deferred income taxes                                        7,877      7,827
Investments in marketable securities                          --          512
Intangible assets, net                                       1,550      1,617
Goodwill, net                                              129,522    129,522
Other assets                                                   132        544
                                                          --------   --------
                                                          $258,296   $278,204
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $ 39,509   $ 41,451
     Accrued liabilities                                     9,751     10,920
     Accrued special charges                                 1,029      1,245
     Income tax                                                925       --
     Current installments of long-term debt                     41     20,040
                                                          --------   --------
         Total current liabilities                          51,255     73,656
                                                          --------   --------

Deferred income taxes                                       12,542     12,172
Other liabilities                                            3,192      3,279
Long-term debt, excluding current installments                  92        103
                                                          --------   --------

         Total liabilities                                  67,081     89,210
                                                          --------   --------

Shareholders' equity:
   Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                 --         --
   Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     12,215,728 and 12,162,290 shares as of
     March 31, 2002 and December 30, 2001, respectively         12         12
   Additional paid-in capital                              143,284    142,575
   Retained earnings                                        47,919     46,407
                                                          --------   --------

         Total shareholders' equity                        191,215    188,994
                                                          --------   --------
                                                          $258,296   $278,204
                                                          ========   ========

See accompanying notes to condensed consolidated financial statements.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                  ------------------------
                                                                                    MARCH 31,    APRIL 1,
                                                                                       2002        2001
                                                                                  -----------   ----------
                                                                                         (Unaudited)
Cash flows from operating activities:
Net earnings (loss)                                                               $  1,512       $ (1,645)
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                   2,014          2,335
     Gain on disposal of fixed assets                                                 --             (407)
     Special charges                                                                  --            6,047
     Changes in assets and liabilities (net of effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                      4,323         (1,397)
       Inventories                                                                   1,834         (3,686)
       Other current assets                                                          2,341         (2,394)
       Other assets                                                                    432             36
     Increase (decrease) in:
       Accounts payable                                                             (1,942)         9,228
       Accrued liabilities                                                          (1,472)          (540)
       Income taxes, net                                                             1,245            291
                                                                                  --------       --------
         Total adjustments                                                           8,775          9,513
                                                                                  --------       --------

     Net cash provided by operating activities                                      10,287          7,868
                                                                                  --------       --------

Cash flows from investing activities:
   Capital expenditures                                                             (2,885)        (4,928)
   Investments, net                                                                  2,643         (6,826)
   Proceeds from disposal of fixed assets                                             --            1,340
   Payments made in connection with acquired companies,
      net of cash acquired                                                            --             (105)
                                                                                  --------       --------

      Net cash used in investing activities                                           (242)       (10,519)
                                                                                  --------       --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                              709            107
   Principal payments on long-term debt                                            (20,010)           (10)
                                                                                  --------       --------

Net cash (used) provided by financing activities                                   (19,301)            97
                                                                                  --------       --------

Net decrease in cash and cash equivalents                                           (9,256)        (2,554)

Cash and cash equivalents at beginning of period                                    24,467         30,938
                                                                                  --------       --------

Cash and cash equivalents at end of period                                        $ 15,211       $ 28,384
                                                                                  ========       ========

Supplemental disclosures of cash flow information: Cash paid or refunded during the period for:
     Interest                                                                     $    863       $    870
                                                                                  ========       ========
     Income taxes paid                                                            $     24       $   --
                                                                                  ========       ========
     Income taxes refunded                                                        $  2,250       $   --
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

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2001.

       Fiscal year 2001 consisted of 52 weeks and ended December 30, 2001. Fiscal year 2002 will consist of 52 weeks and will end on December 29, 2002.

       Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

       Beginning this year, the Company has adopted a new presentation format for the Condensed Consolidated Statement of Operations. The purpose of this change is to provide greater clarity to historic, current and future results. The primary change relates to the breakdown of the Company's cost structure between purchase agreement vehicle cost, branch cost and selling, general and administrative operating expenses. The cost of those purchase agreement vehicles sold for the period are presented in the vehicle cost component. Branch cost represents those expenses related to operating our individual branches including towing, yard and office labor, branch management, real estate and other related expenses. Selling, general and administration expenses are now presented separately as well. The following table presents condensed consolidated statements of operations for the four quarters of 2001 displayed in the new presentation format.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands except per share amounts)

                                            First Quarter      Second Quarter      Third Quarter     Fourth Quarter       Total
                                                2001                2001               2001                2001            2001
                                            --------------     --------------      -------------     ---------------    ---------
Revenues:
     Vehicle sales                           $  40,217           $  36,942          $  32,618           $  28,650       $ 138,427
     Fee income                                 37,627              38,572             38,348              40,016         154,563
                                             ---------           ---------          ---------           ---------       ---------
                                                77,844              75,514             70,966              68,666         292,990
Cost of sales:
     Vehicle cost                               37,192              34,727             31,651              28,113         131,683
     Branch cost                                29,144              28,896             30,986              33,841         122,867
                                             ---------           ---------          ---------           ---------       ---------
                                                66,336              63,623             62,637              61,954         254,550
                                             ---------           ---------          ---------           ---------       ---------

         Gross profit                           11,508              11,891              8,329               6,712          38,440

Operating expense:
     Selling, general and administration         7,156               6,965              6,623               7,383          28,127
     Business transformation costs                --                    84                668               2,699           3,451
     Amortization of intangible assets           1,006               1,005              1,013               1,031           4,055
     Special charges                             6,047                --                 --                 1,969           8,016
                                             ---------           ---------          ---------           ---------       ---------

         Earnings (loss) from operations        (2,701)              3,837                 25              (6,370)         (5,209)

Other (income) expense:
     Interest expense                              456                 456                441                 435           1,788
     Interest income                              (368)               (315)              (205)               (137)         (1,025)
                                             ---------           ---------          ---------           ---------       ---------

         Earnings (loss) before income taxes    (2,789)              3,696               (211)             (6,668)         (5,972)
                                                                                                                        ---------
Provision (benefit) for income taxes            (1,144)              1,525                 (5)             (1,988)         (1,612)
                                             ---------           ---------          ---------           ---------       ---------

         Net earnings (loss)                 $  (1,645)          $   2,171          $    (206)          $  (4,680)      $  (4,360)
                                             =========           =========          =========           =========       =========

Net earnings (loss) per share:
     Basic                                   $   (0.14)          $    0.18          $   (0.02)          $   (0.39)      $   (0.37)
                                             =========           =========          =========           =========       =========
     Diluted                                 $   (0.14)          $    0.18          $   (0.02)          $   (0.39)      $   (0.37)
                                             =========           =========          =========           =========       =========

Weighted average shares outstanding:
     Basic                                      11,730              11,761             11,868              12,077          11,940
     Effect of dilutive securities -
      stock options                               --                   208               --                  --              --
                                             ---------           ---------          ---------           ---------       ---------
     Diluted                                    11,730              11,969             11,868              12,077          11,940
                                             =========           =========          =========           =========       =========

2.     SPECIAL CHARGES

       During the first quarter 2001, the Company announced an organizational realignment and recorded special charges of $6.0 million. As part of this plan, the Company offered involuntary severance packages to approximately 30 staff employees primarily located at its headquarters and recognized $2.4 million in employee termination benefits associated with this workforce reduction. The Company also recorded approximately $1.7 million related to the abandonment of certain facilities including cancellation of a planned expansion at its headquarters building. The remaining balance includes amounts related to repositioning the Company's towing operations and other restructuring charges.

       The Company also recorded special charges of $2.4 million in the fourth quarter of 2001, including the write-off of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of the assets. Also included was a $1.0 million write-off of amounts due with respect to the airplane crash at the Company's Sacramento, California facility.

       During the fourth quarter of 2001, the Company reviewed the adequacy of its accruals for special charges. The facilities closing accrual was increased by $0.8 million. The accrual for workforce reduction was decreased by $0.4 million and the accrual for the towing operations and other charges was decreased by $0.8 million. The changes in the accruals for special charges related to the organizational realignment are summarized below.


                                                              Workforce     Facility      Towing
                                                              Reduction     Closings     and Other     Total
                                                              ---------     --------     ---------    --------
                                                                                 (in thousands)
Special charges recorded in first quarter of 2001............  $ 2,376      $ 1,739       $ 1,932     $ 6,047
Utilization of accrual in 2001...............................   (1,878)      (1,016)       (1,067)     (3,961)
Adjustments recorded in the fourth quarter of 2001 ..........     (423)         838          (815)       (400)
                                                               -------      -------       -------     -------
Total accrued special charges at December 30, 2001...........  $    75      $ 1,561       $    50     $ 1,686
Additional accrual - gain on sale of asset...................     --           --              21          21
Utilization of accrual in 2002...............................      (75)        (243)         --          (318)
                                                               -------      -------       -------     -------
Total accrued special charges at March 31, 2002..............  $  --        $ 1,318       $    71     $ 1,389
                                                               =======      =======       =======     =======

       As of March 31, 2002, $1.0 million of accrued special charges were classified as current liabilities and $0.4 million was classified as a component of other nonrecurrent liabilities.


3.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

4.     EARNINGS PER SHARE

       For the three months ended April 1, 2001, the Company would have reported an additional 116,000 dilutive shares outstanding in the form of stock options assumed exercised. However, the Company incurred a net loss for the period; therefore, those options were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive.

5.     GOODWILL AND INTANGIBLES

       Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" applies to all acquired goodwill and identified intangible assets. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Beginning in 2002, the Company will no longer amortize goodwill or any intangible assets with indefinite lives in accordance with SFAS 142. Instead, the Company will test these assets for impairment annually or when certain impairment indicators exist. In the first quarter of fiscal 2001, the Company recorded amortization expense related to intangible assets, primarily goodwill, of $1.0 million. In the first quarter of 2002, the Company recorded amortization of identifiable intangible assets of $0.1 million. The Company's initial impairment testing of goodwill is required to be completed by the end of the second quarter of fiscal year 2002.

       The following table sets forth the intangible assets by major asset class as of March 31, 2002:

                  Amortized intangibles (000's):
                  Covenants not to compete           $ 2,717
                  Accumulated amortization            (1,167)
                                                      ------
                  Net intangibles                    $ 1,550
                                                     =======

       The Company's net carrying amount of goodwill of $129.5 million did not change during the three months ended March 31, 2002. The following table reflects the consolidated results adjusted as though the adoption of Statement No. 142 occurred at the beginning of the three-month period ended April 1, 2001.

                                                       THREE MONTHS ENDED
                                                --------------------------------
                                                   MARCH 31,          APRIL 1,
                                                     2002               2001
                                                --------------     -------------
                                                  (Dollars in thousands except
                                                        per share amounts)
Net income (loss):
    As reported                                    $   1,512         $  (1,645)
    Goodwill amortization, net of tax effect            --                 574
                                                   ---------         ---------
Adjusted net income (loss)                             1,512            (1,071)
                                                   =========         =========

Basic earnings (loss) per share:
    As reported                                    $    .12          $    (.14)
    Goodwill amortization, net of tax effect            --                 .05
                                                   ---------         ---------
Adjusted basic net income (loss) per share         $    .12          $    (.09)
                                                   =========         =========

Diluted earnings (loss) per share:
    As reported                                    $    .12          $    (.14)
    Goodwill amortization, net of tax effect            --                 .05
                                                   ---------         ---------
Adjusted diluted net income (loss) per share       $    .12          $    (.09)
                                                   =========         =========

6.       FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         At March 31, 2002, the Company was a party to an interest rate swap agreement with a notional amount of $30.0 million under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreement did not qualify for hedge accounting under SFAS No. 133. As such, changes in the fair value of the interest rate swap agreement are recognized currently as income or expense in the Company's consolidated statement of operations. The amount of the change in the fair value of the interest rate swap agreement for the three months ended March 31, 2002 was not significant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001. Among these risks are: accelerated departure from conducting business pursuant to the purchase agreement method of sale which could adversely affect the Company's client base; the ability to successfully renegotiate existing purchase agreement contracts; fluctuations in the actual cash value of salvage vehicles; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; that the Company's towing business will reach forecasted levels of profitability; legislative or regulatory acts; changes in the market value of salvage; competition; the availability of suitable acquisition candidates; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company suppliers; the ability of the Company and its outside consultants to successfully implement standardized key processes throughout the Company's operations as well as the ability to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs. For further discussion of factors and risks, see "Factors That May Affect Future Results" following.

OVERVIEW

         Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions principally on either a consignment or purchase agreement method of sale. The consignment method includes both a percentage of sale and fixed fee basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company, and the proceeds from the sale of the vehicle are recorded as revenue.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 63 locations as of March 31, 2002. In March 2002, the Company announced the opening of a new branch operation in Oklahoma City, Oklahoma.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As such, the Company continuously evaluates its estimates. The Company believes the following critical accounting policies are directly affected by the more significant judgments and estimates used in the preparation of its consolidated financial statements.

GOODWILL

         The Company has significant goodwill recorded in its consolidated financial statements. The Financial Accounting Standards Board has issued new pronouncements affecting goodwill and intangible assets. In accordance with the new standards, the Company will assess goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and a significant decline in the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment by comparing the implied value of goodwill with the carrying amount of that goodwill. The Company's initial impairment testing of goodwill is required to be completed by the end of the second quarter of fiscal year 2002.

DEFERRED INCOME TAXES

         The Company has determined that it may not realize the full tax benefit related to the deferred tax asset. As such, a valuation allowance to reduce the carrying value of the deferred tax asset has been recorded.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months Ended April 1,
2001

         Revenues decreased to $69.2 million for the three months ended March 31, 2002, from $77.8 million for the same three month period in 2001, an 11.1% decrease. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a car under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for 12.7% of the total vehicles sold in the first quarter of 2002, versus 20.6% for the same quarter last year and 15.9% for the fourth quarter of 2001. This change in contract mix also contributed to the significant increase in fee income for the quarter. Fee income in the first quarter increased 10.2% to $41.5 million versus $37.6 million in the first quarter of last year.

         Cost of sales decreased $9.1 million to $57.2 million for the three months ended March 31, 2002, versus $66.3 million for the same period last year. Vehicle cost of $26.1 million is $11.1 million less than last year's amount of $37.2 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $31.2 million increased $2.1 million from $29.1 million for the same period last year. This increase is the result of incremental variable cost associated with higher unit volumes along with additional operating costs related to new branch facilities.

         Gross profit increased 4.4% to $12.0 million for the three months ended March 31, 2002, from $11.5 million for the comparable period in 2001.

         Selling, general and administration expense of $7.1 million is unchanged from the first quarter of last year. During the quarter, the Company recorded $0.1 million of one-time expenses and $0.1 million of recurring commitment fees related to securing its new $20.0 million financing agreement and interest rate swap.

         Amortization of intangible assets decreased significantly from $1.0 million in the first quarter of last year to $0.1 million in the current year period. See Note 5 of notes to condensed consolidated financial statements herein for further discussion of this change.

         Business transformation costs for the three months ended March 31, 2002 were $1.9 million versus no charges in the same period last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         The Company did not record any special charges during the first quarter of 2002 compared with $6.0 million in the first quarter of last year. See Note 2 of notes to condensed consolidated financial statements herein for further discussion.

         Interest expense decreased to $248,000 for the three months ended March 31, 2002, from $456,000 for the comparable period in 2001. Interest income decreased to $57,000 for the 2002 first quarter versus $368,000 for the 2001 first quarter. In February 2002, the Company repaid its $20.0 million of Senior Notes bearing a fixed rate of interest at 8.6%, and entered into a new $20.0 million five-year unsecured credit facility. At March 31, 2002, there was no outstanding balance related to this credit facility. The Company used excess cash and proceeds from investments to repay its $20.0 million 8.6% Senior Notes that matured on February 15, 2002.

         The Company's effective income tax rate was 43% and 41% in 2001 and 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2002, the Company had current assets of $79.1 million, which includes $15.2 million of cash and cash equivalents. Current liabilities were $51.3 million. The Company had working capital of $27.8 million at March 31, 2002, a $2.6 million increase from December 30, 2001.

         At March 31, 2002, the Company's long-term debt consisted of $133,000 in notes payable, bearing interest at a rate of 8.0%. Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at March 31, 2002 for the post-retirement benefits liability is approximately $2.8 million. The remaining balance within other long-term liabilities represents accruals for future expenditures related to the restructuring charge that will be made more than one year beyond March 31, 2002.

         In February 2002, the Company's $20.0 million Senior Notes matured. This debt was repaid with excess cash and proceeds from investments. The Company also entered into a new five-year $20 million unsecured credit facility that is expandable to $30 million upon syndication. The credit facility is a one-year revolver that converts into a four-year term loan. The Company entered into an arrangement to fix the interest rate on borrowings under the facility at 5.6%.

         Capital expenditures were $2.9 million for the three months ended March 31, 2002. These capital expenditures include capitalization of certain development costs related to the Company's new information system along with various branch improvements.

         In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of March 31, 2002, the Company had not purchased any shares pursuant to this authorization.

         The Company believes that cash generated from operations will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is to pursue continued growth, possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include: fluctuations in Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle) of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include: reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

         Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of salvage vehicles received include the reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less-damaged total-loss vehicles that tend to have higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of sale and can have a material adverse effect on the operating results and financial condition of the Company.

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

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2001, vehicles supplied by the Company's three largest suppliers accounted for approximately 39.0% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 15.0%, 15.0%, and 9.0%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's ACV, depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Due to the fact that the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. In 2001 and 2000, respectively, approximately 19.0% and 26.0% of the units processed by IAA were processed through the purchase agreement method of sale. The Company expects that approximately 10.0% of total units sold in 2002 will be sold under the purchase agreement method of sale.

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

         Business Process Reengineering Project. During the third quarter 2001, the Company retained Synergetics Installations Worldwide, a consulting firm based in New Hampshire, to assist the Company in its process of creating and applying new standards and best practices in an effort to improve operational efficiency, standardize processes, and implement tools to measure performance within critical areas of field operations. At the end of the fourth quarter, the Company completed its best practices model. In the first quarter 2002, the Company began rolling out the new procedures in approximately one half of its branches. The Company expects to complete the rollout of the procedures by the end of the first half of 2002. The Company expects the total costs of Synergetics' services to be between $2.0 and $2.5 million. The Company anticipates cost savings of at least $5.0 million a year resulting from this project.

         Enterprise-Wide System Redesign Project. Also in 2001, the Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10.0 million includes equipment, telecom, training, and implementation along with application development. The Company projects cost savings from the Business Process Re-engineering Project and the Enterprise-Wide System Redesign Project at a minimum of $10.0 million, and potentially as much as $15.0 million annually, from the two projects combined. Development of the application began in the third quarter of 2001 and is expected to continue through the second quarter 2002. The Company anticipates rolling out the new system to its branches during the third and fourth quarters of 2002. As of the end of the first quarter 2002, the Company was on target for meeting its objectives with respect to these two projects. There are, however, inherent risks associated with both projects that could adversely impact the Company's expected results with respect to timing, costs and cost savings.

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

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. At March 31, 2002, the Company did not have any outstanding investments. The Company had $6.0 million of short-term investments at April 30, 2002.

         The Company is exposed to interest rate fluctuations on its floating rate $20 million revolving credit facility. As of March 31, 2002, the Company did have any outstanding balance related to this credit facility. The Company has entered into a interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.  Inapplicable

ITEM 2.  CHANGES IN SECURITIES.  Inapplicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable

ITEM 5.  OTHER INFORMATION.  Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      EXHIBITS.

                 10.1     Insurance Auto Auctions, Inc. Long Term Incentive Plan



        (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INSURANCE AUTO AUCTIONS, INC.




Date: May 15, 2002                          By:    /s/ Scott P. Pettit
      ------------                                ------------------------------
                                            Name:  Scott P. Pettit
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------

10.1     Insurance Auto Auctions, Inc. Long Term Incentive Plan