Form 10-Q
period 2002-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2002-08-13
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

                                                               [X] Yes   [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002:

                 Class                               Outstanding July 31, 2002
                 -----                               -------------------------

     Common Stock, $0.001 Par Value                      12,240,899 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                    PAGE NUMBER
                                                                    -----------

PART I.  FINANCIAL INFORMATION.....................................      3

Item 1.  Financial Statements (Unaudited)..........................      3

         Condensed Consolidated Statements of Operations for the
              Three Month and Six Month Periods ended June 30,
              2002 and July 1, 2001................................      3
         Condensed Consolidated Balance Sheets
              as of June 30, 2002 and December 30, 2001............      4
         Condensed Consolidated Statements of Cash Flows for the
              Six Month Periods ended June 30, 2002 and
              July 1, 2001.........................................      5
         Notes to Condensed Consolidated Financial Statements......      6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................      9
         Overview..................................................      9
         Critical Accounting Policies..............................      9
         Results of Operations.....................................     10
         Financial Condition and Liquidity.........................     12
         Factors That May Affect Future Results....................     12

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk.............................................     15

PART II. OTHER INFORMATION.........................................     16

Item 1.  Legal Proceedings.........................................     16

Item 2.  Changes in Securities.....................................     16

Item 3.  Defaults upon Senior Securities...........................     16

Item 4.  Submission of Matters to a Vote of Security Holders.......     16

Item 5.  Other Information.........................................     16

Item 6.  Exhibits and Reports on Form 8-K..........................     16

Signatures.........................................................     17

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                            THREE MONTH PERIODS ENDED      SIX MONTH PERIODS ENDED
                                            -------------------------     -------------------------
                                            JUNE 30,          JULY 1,     JUNE 30,     JULY 1,
                                             2002              2001        2002       2001
                                            -------------------------     -------------------------
                                                   (UNAUDITED)                   (UNAUDITED)
Revenues:
     Vehicle sales                          $ 17,059         $ 36,942     $ 44,810         $ 77,159
     Fee income                               42,691           38,572       84,160           76,199
                                            --------         --------     --------         --------
                                              59,750           75,514      128,970          153,358
Cost of sales:
     Vehicle cost                             14,802           34,727       40,859           71,919
     Branch cost                              33,001           28,896       64,193           58,040
                                            --------         --------     --------         --------
                                              47,803           63,623      105,052          129,959
                                            --------         --------     --------         --------
         Gross profit                         11,947           11,891       23,918           23,399

Operating expense:
     Selling, general and administrative       6,870            6,965       13,982           14,121
     Amortization of intangible assets            67            1,005          134            2,011
     Business transformation costs             2,237               84        4,186               84
     Special charges                               -                -            -            6,047
                                            --------         --------     --------         --------

     Earnings from operations                  2,773            3,837        5,616            1,136

Other (income) expense:
     Interest expense                            476              456          724              912
     Interest income                             (82)            (315)        (139)            (683)
                                            --------         --------     --------         --------

     Earnings before income taxes              2,379            3,696        5,031              907

Provision for income taxes                     1,023            1,525        2,163              381
                                            --------         --------     --------         --------

         Net earnings                       $  1,356         $  2,171     $  2,868         $    526
                                            ========         ========     ========         ========

Earnings per share:
     Basic                                  $    .11         $    .18     $    .23         $    .04
                                            ========         ========     ========         ========
     Diluted                                $    .11         $    .18     $    .23         $    .04
                                            ========         ========     ========         ========

Weighted average shares outstanding:
     Basic                                    12,226           11,792       12,212           11,761
     Effect of dilutive securities -
         stock options                           357              148          305              208
                                            --------         --------     --------         --------
     Diluted                                  12,583           11,940       12,517           11,969
                                            ========         ========     ========         ========

Other data
         Gross proceeds                     $196,016         $171,632     $391,152         $343,454
                                            ========         ========     ========         ========



See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)

                                              JUNE 30,           DECEMBER 30,
                                                2002                 2001
                                            ------------         ------------
ASSETS                                       (Unaudited)

Current assets:
     Cash and cash equivalents              $     18,649         $     24,467
     Accounts receivable, net                     43,319               54,674
     Inventories                                   9,129               13,505
     Short-term investments                            -                2,131
     Other current assets                          3,302                4,165
                                            ------------         ------------
         Total current assets                     74,399               98,942
                                            ------------         ------------

Property and equipment, net                       43,614               39,240
Deferred income taxes                              7,686                7,827
Investments in marketable securities                   -                  512
Intangible assets, net                             1,483                1,617
Goodwill, net                                    129,603              129,522
Other assets                                         135                  544
                                            ------------         ------------

                                            $    256,920         $    278,204
                                            ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                       $     33,039         $     41,451
     Accrued liabilities                          10,922               10,920
     Accrued special charges                       1,025                1,245
     Obligations under capital leases                782                    -
     Current installments of long-term debt           42               20,040
                                            ------------         ------------
         Total current liabilities                45,810               73,656
                                            ------------         ------------

Deferred income taxes                             13,436               12,172
Other liabilities                                  3,484                3,279
Obligations under capital leases                   1,455                    -
Long-term debt, excluding current
     installments                                     81                  103
                                            ------------         ------------
         Total liabilities                        64,266               89,210
                                            ------------         ------------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares;
         none issued                                   -                    -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued
     and outstanding 12,232,459 and
     12,162,290 shares as of June 30, 2002
     and December 30, 2001, respectively              12                   12
Additional paid-in capital                       143,476              142,575
Accumulated other comprehensive loss                (109)                   -
Retained earnings                                 49,275               46,407
                                            ------------         ------------
         Total shareholders' equity              192,654              188,994
                                            ------------         ------------

                                            $    256,920         $    278,204
                                            ============         ============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                    SIX MONTHS ENDED
                                              JUNE 30,              JULY 1,
                                               2002                  2001
                                            ------------         ------------
Cash flows from operating activities:                  (Unaudited)
Net earnings                                $      2,868         $        526
Adjustments to reconcile net earnings to
   net cash provided by operating
   activities:
     Depreciation and amortization                 4,275                4,975
     Loss (gain) on disposal of fixed assets          34                 (388)
     Loss on change in fair market value
         of derivative                               472                    -
     Special charges                                   -                6,047
     Changes in assets and liabilities
     (net of effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                   11,355                2,756
       Inventories                                 4,376               (4,525)
       Other current assets                          863               (1,387)
       Other assets                                  438                   52
     Increase (decrease) in:
       Accounts payable                           (8,412)                 952
       Accrued liabilities                          (588)              (3,006)
       Deferred income taxes, net                  1,405                  549
                                            ------------         ------------
         Total adjustments                        14,218                6,025
                                            ------------         ------------

     Net cash provided by operating
         activities                               17,086                6,551
                                            ------------         ------------

Cash flows from investing activities:
   Capital expenditures                           (6,601)              (9,025)
   Investments, net                                2,643                3,188
   Proceeds from disposal of fixed assets            175                1,416
   Payments made in connection with
      acquired companies, net of cash
      acquired                                         -                 (105)
                                            ------------         ------------

      Net cash used in investing activities       (3,783)              (4,526)
                                            ------------         ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock            901                2,931
   Principal payments on long-term debt          (20,022)                 (19)
                                            ------------         ------------

Net cash provided (used) by financing
     activities                                  (19,121)               2,912
                                            ------------         ------------

Net increase (decrease) in cash and
     cash equivalents                             (5,818)               4,937

Cash and cash equivalents at beginning
     of period                                    24,467               30,938
                                            ------------         ------------

Cash and cash equivalents at end of period  $     18,649         $     35,875
                                            ============         ============

Supplemental disclosures of cash flow
information:
   Cash paid or refunded during
   the period for:
     Interest                               $      1,077         $        860
                                            ============         ============
     Income taxes paid                             1,735         $          7
                                            ============         ============
     Income taxes refunded                  $      2,250         $          -
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

       Beginning this year, the Company has adopted a new presentation format for the Condensed Consolidated Statement of Operations. The purpose of this change is to provide greater clarity to historic, current and future results. The primary change relates to the breakdown of the Company's cost structure among purchase agreement vehicle cost, branch cost and selling, general and administrative operating expenses. The cost of the purchase agreement vehicles sold during the period are presented in the vehicle cost component. Branch cost represents those expenses related to operating individual branches including towing, yard and office labor, branch management, real estate and other related expenses. Selling, general and administrative expenses are now presented separately as well.

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

       The Company also recorded special charges of $2.4 million in the fourth quarter of 2001, including the write-off of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of the assets. Also included was a $1.0 million write-off of amounts due from the Company's now bankrupt insurance carrier for damages sustained as a result of the airplane crash at the Company's Sacramento, California facility.

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


                                                              Workforce    Facility     Towing
                                                              Reduction    Closings    and Other    Total
                                                              ---------    --------    ---------    -----
                                                                              (in thousands)
       Special charges recorded in first quarter of 2001.....  $  2,376    $  1,739    $   1,932   $ 6,047
       Utilization of accrual in 2001........................    (1,878)     (1,016)      (1,067)   (3,961)
       Adjustments recorded in the fourth quarter of 2001....      (423)        838         (815)
                                                               --------    --------    ---------
                                                                                                      (400)
       Total accrued special charges at December 30, 2001      $     75    $  1,561    $      50   $ 1,686
       Additional accrual - gain on sale of asset                    --          --           21        21
       Utilization of accrual in 2002........................       (75)       (530)          --      (605)
                                                               --------    --------    ---------   -------
       Total accrued special charges at June 30, 2002........  $      -    $  1,031    $      71   $ 1,102
                                                               ========    ========    =========   =======


       As of June 30, 2002, $1.0 million of accrued special charges were classified as current liabilities and $0.1 million was classified as a component of other liabilities.


3.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

4.     GOODWILL AND INTANGIBLES

       Beginning in 2002, the Company no longer amortizes goodwill or any intangible assets with indefinite lives, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. Instead, the Company tests these assets for impairment annually or when certain impairment indicators exist. In the six months ended July 1, 2001, the Company recorded amortization expense related to intangible assets, primarily goodwill, of $2.0 million. In the six months ended June 30, 2002, the Company recorded amortization of identifiable intangible assets of $0.1 million. In accordance with Statement No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. The results of this impairment test indicate no adjustment is required.

       The following table sets forth the intangible assets by major asset class as of June 30, 2002:

                  Amortized intangibles (in thousands):
                  Covenants not to compete                             $ 2,717
                  Accumulated amortization                              (1,234)
                                                                        ------
                  Net intangibles                                      $ 1,483
                                                                       =======

       The following table reflects the consolidated results adjusted as though the adoption of Statement No. 142 occurred at the beginning of the six-month period ended July 1, 2001.


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        -------------------     ---------------------
                                                       JUNE 30,     JULY 1,     JUNE 30,      JULY 1,
                                                         2002         2001        2002          2001
                                                       --------     -------     ---------------------
                                                       (dollars in thousands except per share amounts)

       Net income:
           As reported                                 $  1,356     $ 2,171     $  2,868      $   526
           Goodwill amortization, net of tax effect           -         573            -        1,146
                                                       --------     -------     --------      -------
       Adjusted net income                             $  1,356     $ 2,744     $  2,868      $ 1,672
                                                       ========     =======     ========      =======

       Basic earnings per share:
           As reported                                 $    .11     $   .18     $    .23      $   .04
           Goodwill amortization, net of tax effect           -         .05            -          .10
                                                       --------     -------     --------      -------
       Adjusted basic net income per share             $    .11     $   .23     $    .23      $   .14
                                                       ========     =======     ========      =======

       Diluted earnings per share:
           As reported                                 $    .11     $   .18     $    .23      $   .04
           Goodwill amortization, net of tax effect           -         .05            -          .10
                                                       --------     -------     --------      -------
       Adjusted diluted net income per share           $    .11     $   .23     $    .23      $   .14
                                                       ========     =======     ========      =======



5.     FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At June 30, 2002, the Company recorded a non-cash charge of $0.5 million related to the change in fair value for a portion of its interest rate swap agreement which does not qualify for hedge accounting. The Company also recorded $0.1 million as a comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement which qualifies for hedge accounting.

6.     COMPREHENSIVE INCOME

       Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (in thousands):

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       --------------------     ---------------------
                                                       JUNE 30,     JULY 1,     JUNE 30,      JULY 1,
                                                          2002       2001          2002        2001
                                                       --------     -------     ---------------------
       Net earnings                                    $  1,356     $ 2,171     $  2,868      $   526
       Other comprehensive income - net of tax
            Change in fair value of interest rate
              swap agreement                               (109)          -         (109)           -
                                                       --------     -------     --------      -------
       Comprehensive income                            $  1,247     $ 2,171     $  2,759      $   526
                                                       ========     =======     ========      =======



       The change in fair value of the Company's interest rate swap agreement for the six-month period ended June 30, 2002 was due to a decline in interest rates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under "Factors that May Affect Future Results" and the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.


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

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 65 sites. In June 2002, the Company announced the opening of a new branch operation in Duluth, Minnesota and more recently, in July 2002, announced the acquisition of Southern Missouri Insurance Pool located in Springfield, Missouri.

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

GOODWILL

         The Company has significant goodwill recorded in its consolidated financial statements. The Financial Accounting Standards Board has issued new pronouncements affecting goodwill and intangible assets. In accordance with the new standards, the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and a significant decline in the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment by comparing the implied value of goodwill with the carrying amount of that goodwill. In accordance with Statement No. 142, the Company completed the transitional impairment test for goodwill during the second quarter of fiscal 2002. This test indicated no adjustment was required.

DEFERRED INCOME TAXES

         The Company has determined that it may not realize the full tax benefit related to the deferred tax asset. As such, a valuation allowance to reduce the carrying value of the deferred tax asset has been recorded.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JULY 1, 2001

         Revenues decreased 20.8% to $59.8 million for the three months ended June 30, 2002, from $75.5 million for the same three month period in 2001. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for 9.0% of the total vehicles sold in the second quarter of 2002, versus 20.5% for the same quarter last year. This change in contract mix also contributed to the significant increase in fee income for the quarter. Fee income in the second quarter increased 10.6% to $42.7 million versus $38.6 million in the second quarter of last year. Gross proceeds from the sale of salvage vehicles at auction were $196.0 million during the three months ended June 30, 2002, an increase of $24.4 million, or 14.2% over the same period last year.

         Cost of sales decreased $15.8 million to $47.8 million for the three months ended June 30, 2002, versus $63.6 million for the same period last year. Vehicle cost of $14.8 million is $19.9 million less than last year's amount of $34.7 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $33.0 million increased $4.1 million from $28.9 million for the same period last year. Branch costs reflect an improvement in labor expense from the first quarter that was more than offset by higher tow and real estate expenses.

         Gross profit of $11.9 million for the three months ended June 30, 2002 was unchanged from last year's comparable period.

         Selling, general and administrative expense of $6.9 million is slightly less than the expense of $7.0 million in the second quarter of last year.

         Amortization of intangible assets decreased significantly from $1.0 million in the second quarter of last year to $0.1 million in the current year period. See Note 4 of the notes to condensed consolidated financial statements herein for further discussion of this change.

         Business transformation costs for the three months ended June 30, 2002 were $2.2 million versus $0.1 million in the same period last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. In the second quarter of 2002, the most significant components of business transformation costs are related to implementation of the business process re-engineering in the remaining branches and the new system redesign project. Both the system redesign and business process re-engineering projects started in 2001.

         Interest expense of $0.5 million for the three months ended June 30, 2002, was unchanged from the comparable period in 2001. Interest income decreased to $0.1 million for the 2002 second quarter versus $0.3 million for the 2001 second quarter. Included in interest expense for the three months ended June 30, 2002, was a non-cash charge of $0.5 million to recognize the cost of the interest rate swap on the Company's unused credit facility. In February 2002, the Company repaid its $20.0 million of Senior Notes bearing a fixed rate of interest at 8.6%, and entered into a new $30.0 million five-year unsecured credit facility. At June 30, 2002, there was no outstanding balance related to this credit facility. The Company used excess cash and proceeds from investments to repay its $20.0 million 8.6% Senior Notes that matured on February 15, 2002.

         The Company's effective income tax rate was 43% and 41% in 2002 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2001

         Revenues decreased to $129.0 million for the six months ended June 30, 2002, from $153.4 million for the same six month period in 2001, a 15.9% decrease. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for 10.9% of the total vehicles sold in the first six months of 2002, versus 20.6% for the same period last year. This change in contract mix also contributed to the significant increase in fee income for the six month period. Fee income for the six months ended June 30, 2002, increased 10.5% to $84.2 million versus $76.2 million for the same six month period in 2001. Gross proceeds from the sale of salvage vehicles at auction were $391.2 million during the six months ended June 30, 2002, an increase of $47.7 million, or 13.9% over the six months ended July 1, 2001.

         Cost of sales decreased $25.0 million to $105.0 million for the six months ended June 30, 2002, versus $130.0 million for the same period last year. Vehicle cost of $40.9 million is $31.0 million less than last year's amount of $71.9 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $64.2 million increased $6.2 million from $58.0 million for the same period last year. This increase is the result of incremental variable cost associated with higher unit volumes along with operating costs related to new branch facilities.

         Gross profit increased 2.1% to $23.9 million for the six months ended June 30, 2002, from $23.4 million for the comparable period in 2001.

         Selling, general and administrative expense of $14.0 million for the six months ended June 30, 2002 is unchanged from the same period in 2001.

         Amortization of intangible assets decreased significantly from $2.0 million in the first six months of last year to $0.1 million in the current year period. See Note 4 of notes to condensed consolidated financial statements herein for further discussion of this change.

         Business transformation costs for the six months ended June 30, 2002 were $4.2 million versus $0.1 million in the same period last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         Interest expense decreased to $0.7 million for the six months ended June 30, 2002, from $0.9 million for the comparable period in 2001. Interest income decreased to $0.1 million for 2002 from $0.7 million in 2001. In February 2002, the Company repaid its $20.0 million of Senior Notes bearing a fixed rate of interest at 8.6%, and entered into a new $30.0 million five-year unsecured credit facility. Interest expense in 2002 includes a $0.5 million non-cash charge related to the Company's interest rate swap associated with the new line of credit.

         The Company's effective income tax rate was 43% and 42% in 2002 and 2001, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 2002, the Company had current assets of $74.4 million, which includes $18.6 million of cash and cash equivalents. Current liabilities were $45.8 million. The Company had working capital of $28.6 million at June 30, 2002, a $3.4 million increase from December 30, 2001.

         At June 30, 2002, the Company's long-term debt consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%. Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at June 30, 2002 for the post-retirement benefits liability is approximately $2.8 million. The remaining balance within other long-term liabilities represents the loss amount relating to the change in fair value of the Company's interest rate swap agreement.

         In the second quarter of 2002, the Company entered into a capital lease arrangements to secure new computer equipment required as part of the Company's new operating system. The capital lease terms are for three years or less depending on the nature of the equipment.

         In February 2002, the Company's $20.0 million Senior Notes matured. This debt was repaid with available cash and proceeds from investments. The Company also entered into a new five-year $20.0 million unsecured credit facility that was expanded to $30.0 million in the second quarter of 2002. The credit facility is a one-year revolver that converts into a four-year term loan carrying a variable rate based on LIBOR. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations.

         Capital expenditures were $6.6 million for the six months ended June 30, 2002. These capital expenditures include capitalization of certain development costs related to the Company's new information system, along with various branch improvements including upgrades to existing branches and the addition of capacity in key markets.

         In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of June 30, 2002, the Company had not purchased any shares pursuant to this authorization.

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

         Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include, but are not limited to: fluctuations in Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle) of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, and attendance at salvage auctions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In addition, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

         Quality and Quantity of Inventory Available from Suppliers. The Company is dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors which can affect the number of salvage vehicles received include the reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer less-damaged total-loss vehicles that tend to have higher salvage values. Decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, may negatively impact further the purchase agreement method of sale and may have a material adverse effect on the operating results and financial condition of the Company.

         Competition. Historically, the automotive salvage industry has been highly fragmented. The Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition from processors of vehicles from other salvage pools. Regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The Company believes that publicly-held, Copart, Inc. is a significant competitor. Copart has completed a number of acquisitions of regional salvage pools and competes with IAA in most of IAA's geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. One such competitor is ADESA Corporation, a subsidiary of Allete Inc. During 2001, ADESA acquired Auto Placement Centers ("APC") which provided vehicle recovery services with auction facilities in the Northeast United States. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

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

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's ACV, depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. IAA assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. In 2001 and 2000, respectively, approximately 19.0% and 26.0% of the units processed by the Company were processed through the purchase agreement method of sale.

         Beginning late in the second quarter of 2000 and continuing in 2001, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. The Company has included adjustment and risk-sharing clauses in certain of its purchase agreement contracts to provide some protection to the Company and its customers from unexpected, significant changes in ACVs that are not accompanied by a comparable increase in sales prices. By the end of 2001, the Company began exiting many of its purchase agreement contracts. The Company has renegotiated certain purchase agreements, converting them to either the percent of sale or fixed fee consignment method of sale. As of the second quarter 2002, the Company continues to shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for 10.9% of all vehicles sold through June 30, 2002 versus 20.6% of all vehicles sold in the first six months of 2001. The Company expects that approximately 10.0% of total units sold in 2002 will be sold under the purchase agreement method of sale.

         Business Process Re-engineering Project. During the third quarter 2001, the Company retained Synergetics Installations Worldwide, a consulting firm based in New Hampshire, to assist the Company in its process of creating and applying new standards and best practices in an effort to improve operational efficiency, standardize processes, and implement tools to measure performance within critical areas of field operations. At the end of the fourth quarter, the Company completed its best practices model. In the first quarter 2002, the Company began rolling out the new procedures in approximately one half of its branches. The Company completed the rollout of the procedures before the end of the second quarter 2002. The Company has temporarily retained a small number of Synergetics employees working together with a task force of Company employees to ensure uniform compliance with the new procedures in the branches. This task force should complete its operational audit of the branches by the end of the fiscal year 2002. The total costs of Synergetics' services should be approximately $2.5 million. The Company anticipates cost savings of at least $5.0 million a year resulting from this project.

         Enterprise-Wide System Redesign Project. Also in 2001, the Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10.0 million includes equipment, telecom, training, and implementation along with application development. The Company projects cost savings from the Business Process Re-engineering Project and the Enterprise-Wide System Redesign Project at a minimum of $10.0 million, and potentially as much as $15.0 million annually, from the two projects combined. Development of the application began in the third quarter of 2001 and continued through the second quarter 2002. The Company began rolling out the new system to its branches during the second quarter in its Appleton, Wisconsin branch and expects to complete the roll out in the remaining branches by the end of the year. As of the end of the second quarter 2002, the Company remains on target for meeting its objectives with respect to these two projects. There are, however, inherent risks including but not limited to conversion of data, telecom infrastructure and the decline in productivity during the rollout period associated with both projects that could adversely impact the Company's expected results as they relate to timing, costs and cost savings

         Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location and may prevent the Company from entering into or remaining in markets deemed desirable. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition.

         Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expend resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The operation of a referral based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of such expenses by the insurance company suppliers.

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities on terms economical to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company does not have unlimited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

         Environmental Regulation. The Company's operations are subject to federal, state and local laws and regulations regarding environmental protection. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities. While being stored, minor spills of fuel, motor oils and other fluids may occur resulting in possible soil, surface water or groundwater contamination. Certain of the Company's facilities may also generate and/or store petroleum products and other hazardous materials like waste solvents and used oils. Expenditures for preventative, investigative or remedial action may occur and the Company may be exposed to liability arising from its operations, contamination by previous users of certain acquired facilities or the disposal of waste at off-site locations. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. Environmental laws and regulations, could become more stringent, however, and there can be no assurance that future expenditures or liabilities for preventative or remedial action would not have a material adverse effect on our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. At June 30, 2002, the Company did not have any outstanding investments.

         The Company is exposed to interest rate fluctuations on its floating rate $30 million credit facility. As of June 30, 2002, the Company did not have any outstanding balance related to this credit facility. The Company has entered into a interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At June 30, 2002, the Company recorded a non-cash charge of $0.5 million related to the change in fair value for a portion of its interest rate swap agreement. This portion of the swap agreement does not qualify for hedge accounting. The Company also recorded a $0.1 million accumulated comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement. This portion of the swap agreement does qualify for hedge accounting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.  Inapplicable
         ------------------

ITEM 2.  CHANGES IN SECURITIES.  Inapplicable
         ----------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable
         --------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

                At the Annual Meeting of Shareholders of the Company held June 19, 2002 the shareholders (i) elected eight directors to serve on the Company's Board of Directors, (ii) approved the adoption of an amendment to the Company's Amended and Restated 1991 Stock Option Plan increasing the number of shares of common stock reserved for issuance there under by 750,000 shares, and (iii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 29, 2002. Shareholders holding 11,606,783 shares of Common Stock, representing 94.99% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

             The vote for nominated directors was as follows:

             Director                       Votes for          Votes Withheld
             --------                       ---------          --------------
             Joseph F. Mazzella             10,792,831            813,952
             Thomas C. O'Brien              10,792,831            813,952
             Maurice A. Cocca               10,792,831            813,952
             Susan B. Gould                 10,792,831            813,952
             Peter H. Kamin                 10,792,831            813,952
             Melvin R. Martin               10,790,031            816,752
             Jeffrey W. Ubben               10,792,831            813,952
             John K. Wilcox                 10,792,731            814,052

             The vote to approve the adoption of an amendment to the Company's Amended and Restated 1991 Stock Option Plan was as follows:
         For: 6,347,005; Against: 4,354,953; Abstain: 53,352 and not
         voted: 851,473.

             The vote for ratifying the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 29, 2002 was as follows: For: 11,605,621; Against: 989; and Abstain: 173.


ITEM 5.  OTHER INFORMATION.  Inapplicable
         ------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (A) EXHIBITS.
             ---------

             10.1 Amended and Restated 1991 Stock Option Plan (incorporated by reference from Exhibit 4.2 of the Registration Statement on Form S-8 filed with the SEC on August 5, 2002 (File No. 33-97671).


             99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INSURANCE AUTO AUCTIONS, INC.




Date: August 13, 2002                By:     /s/ Scott P. Pettit
      ---------------                   ---------------------------------------
                                     Name:   Scott P. Pettit
                                     Title:  Senior Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------



99.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002