Form 10-Q
period 2002-09-29
INSURANCE AUTO AUCTIONS INC /CA
filed 2002-11-13
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002:

                Class                          Outstanding October 31, 2002
                -----                          ----------------------------
    Common Stock, $0.001 Par Value                   12,245,849 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION ...........................................     3

Item 1.  Financial Statements ............................................     3

         Condensed Consolidated Statements of Operations for the
              Three Month and Nine Month Periods ended September 29, 2002
              and September 30, 2001 .....................................     3
         Condensed Consolidated Balance Sheets
              as of September 29, 2002 and December 30, 2001 .............     4
         Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods ended September 29, 2002 and
              September 30, 2001 .........................................     5
         Notes to Condensed Consolidated Financial Statements ............     6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................     9
         Overview ........................................................     9
         Critical Accounting Policies ....................................    10
         Results of Operations ...........................................    10
         Financial Condition and Liquidity ...............................    12
         Factors That May Affect Future Results ..........................    13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......    16

Item 4.  Controls and Procedures .........................................    16

PART II.  OTHER INFORMATION ..............................................    17

Item 1.  Legal Proceedings ...............................................    17

Item 2.  Changes in Securities ...........................................    17

Item 3.  Defaults upon Senior Securities .................................    17

Item 4.  Submission of Matters to a Vote of Security Holders .............    17

Item 5.  Other Information ...............................................    17

Item 6.  Exhibits and Reports on Form 8-K ................................    17

SIGNATURES ...............................................................    18

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                        THREE MONTH PERIODS ENDED        NINE MONTH PERIODS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                         2002             2001            2002            2001
                                                      -----------------------------   -----------------------------
                                                               (UNAUDITED)                     (UNAUDITED)
Revenues:
     Vehicle sales                                      $  13,459       $  32,618       $  58,269       $ 109,777
     Fee income                                            39,327          38,348         123,487         114,547
                                                        ---------       ---------       ---------       ---------
                                                           52,786          70,966         181,756         224,324
Cost and expenses:
     Cost of sales                                         12,669          31,651          53,528         103,570
     Branch cost                                           30,609          30,986          94,802          89,026
                                                        ---------       ---------       ---------       ---------
                                                           43,278          62,637         148,330         192,596
                                                        ---------       ---------       ---------       ---------
         Gross profit                                       9,508           8,329          33,426          31,728

Operating expense:
     Selling, general and administration                    6,279           6,623          20,261          20,744
     Amortization of intangible assets                         86           1,013             220           3,024
     Business transformation costs                          2,068             668           6,254             752
     Special charges                                            -               -               -           6,047
                                                        ---------       ---------       ---------       ---------

     Earnings from operations                               1,075              25           6,691           1,161

Other (income) expense:
     Interest expense                                          38             441             762           1,353
     Interest income                                          (81)           (205)           (220)           (888)
                                                        ---------       ---------       ---------       ---------

     Earnings before income taxes                           1,118            (211)          6,149             696

Provision for income taxes                                    479              (5)          2,642             376
                                                        ---------       ---------       ---------       ---------

     Net earnings (loss)                                $     639       $    (206)      $   3,507       $     320
                                                        =========       =========       =========       =========

Earnings per share:
     Basic                                              $     .05       $    (.02)      $     .29       $     .03
                                                        =========       =========       =========       =========
     Diluted                                            $     .05       $    (.02)      $     .28       $     .03
                                                        =========       =========       =========       =========

Weighted average shares outstanding:
     Basic                                                 12,244          12,077          12,223          11,868
     Effect of dilutive securities - stock options            308               -             305             158
                                                        ---------       ---------       ---------       ---------
     Diluted                                               12,552          12,077          12,528          12,026
                                                        =========       =========       =========       =========

Other data
     Gross proceeds                                     $ 181,518       $ 167,937       $ 572,670       $ 511,390
                                                        =========       =========       =========       =========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)

                                                                   SEPTEMBER 29,    DECEMBER 30,
                                                                       2002            2001
                                                                   -------------    ------------
ASSETS                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                       $  16,635       $  24,467
     Accounts receivable, net                                           44,780          54,674
     Inventories                                                         8,719          13,505
     Short-term investments                                                  -           2,131
     Other current assets                                                2,181           4,165
                                                                     ---------       ---------
            Total current assets                                        72,315          98,942
                                                                     ---------       ---------

Property and equipment, net                                             45,419          39,240
Deferred income taxes                                                    8,076           7,827
Investments in marketable securities                                         -             512
Intangible assets, net                                                   1,797           1,617
Goodwill, net                                                          130,474         129,522
Other assets                                                               106             544
                                                                     ---------       ---------

                                                                     $ 258,187       $ 278,204
                                                                     =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $  32,149       $  41,451
     Accrued liabilities                                                11,921          10,920
     Accrued special charges                                               791           1,245
     Obligations under capital leases                                    1,838               -
     Current installments of long-term debt                                 42          20,040
                                                                     ---------       ---------
         Total current liabilities                                      46,741          73,656
                                                                     ---------       ---------

Deferred income taxes                                                   14,046          12,172
Other liabilities                                                        2,820           3,279
Obligation under capital leases                                          1,362               -
Long-term debt, excluding current installments                              70             103
                                                                     ---------       ---------
         Total liabilities                                              65,039          89,210
                                                                     ---------       ---------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                            -               -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; issued and outstanding
         12,245,749 and 12,162,290 shares as of
         September 29, 2002 and December 30, 2001, respectively             12              12
     Additional paid-in capital                                        143,794         142,575
     Accumulated other comprehensive income (loss)                        (572)              -
     Retained earnings                                                  49,914          46,407
                                                                     ---------       ---------
         Total shareholders' equity                                    193,148         188,994
                                                                     ---------       ---------

                                                                     $ 258,187       $ 278,204
                                                                     =========       =========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                 NINE MONTH PERIODS ENDED
                                                                               SEPTEMBER 29, SEPTEMBER 30,
                                                                                   2002         2001
                                                                               ------------- -------------
                                                                                        (Unaudited)
Cash flows from operating activities:
Net earnings                                                                      $  3,507     $    320
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                   7,041        7,663
     Loss (gain) on disposal of fixed assets                                            30         (411)
     Special charges                                                                     -        6,047
     Loss on change in fair market value of derivative                                 450            -
     Changes in assets and liabilities (net of effects
       of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                      9,994       (4,291)
       Inventories                                                                   4,786       (4,993)
       Other current assets                                                          1,984       (1,495)
       Other assets                                                                    (61)          85
     Increase (decrease) in:
       Accounts payable                                                             (9,302)       3,877
       Accrued liabilities                                                            (369)      (4,167)
       Deferred income taxes, net                                                    1,625        1,032
                                                                                  --------     --------
         Total adjustments                                                          16,178        3,347
                                                                                  --------     --------
     Net cash provided by operating activities                                      19,685        3,667
                                                                                  --------     --------

Cash flows from investing activities:
   Capital expenditures                                                             (9,600)     (15,845)
   Investments, net                                                                  2,643        2,189
   Proceeds from disposal of fixed assets                                              175        3,975
   Payments made in connection with acquired companies,
     net of cash acquired                                                           (1,510)        (105)
                                                                                  --------     --------
     Net cash used in investing activities                                          (8,292)      (9,786)
                                                                                  --------     --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                            1,216        5,084
   Principal payments on long-term debt                                            (20,035)         (28)
   Principal payments on capital lease obligations                                    (406)           -
                                                                                  --------     --------

Net cash (used) provided by financing activities                                   (19,225)       5,056
                                                                                  --------     --------

Net decrease in cash and cash equivalents                                           (7,832)      (1,063)

Cash and cash equivalents at beginning of period                                    24,467       30,938
                                                                                  --------     --------

Cash and cash equivalents at end of period                                        $ 16,635     $ 29,875
                                                                                  ========     ========

Supplemental disclosures of cash flow information:
   Cash paid or refund during the period for:
     Interest                                                                     $  1,160     $  1,720
                                                                                  ========     ========
     Income taxes paid                                                            $  2,500     $      7
                                                                                  ========     ========
     Income taxes refunded                                                        $  3,860     $      -
                                                                                  ========     ========
   Non-cash financing activities:
     Capital leases                                                               $  3,606     $      -
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

       Beginning this year, the Company has adopted a new presentation format for the Condensed Consolidated Statement of Operations. The purpose of this change is to provide greater clarity to current and historic results. The primary change relates to the breakdown of the Company's cost structure among purchase agreement vehicle cost, branch cost and selling, general and administrative operating expenses. The cost of the purchase agreement vehicles sold during the period is presented in the vehicle cost component. Branch cost represents those expenses related to operating individual branches including towing, yard and office labor, branch management, real estate and other related expenses. Selling, general and administrative expenses are now presented separately as well.

2.     SPECIAL CHARGES

       During the first quarter 2001, the Company announced an organizational realignment and recorded special charges of $6.0 million. As part of this plan, the Company recognized $2.4 million in employee termination benefits associated with a reduction in workforce along with $1.7 million related to the abandonment of certain facilities. The remaining balance includes amounts related to repositioning the Company's towing operations and other restructuring charges.

       The Company also recorded special charges of $2.4 million in the fourth quarter of 2001. This included the write-down of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of the assets. Also included was a $1.0 million write-off of amounts due from the Company's now bankrupt insurance carrier for damages sustained as a result of the airplane crash at the Company's Sacramento, California facility.

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

                                                               Workforce   Facility    Towing
                                                               Reduction   Closings   and Other     Total
                                                               ---------   --------   ---------     -----
                                                                              (in thousands)
       Special charges recorded in first quarter of 2001       $ 2,376     $ 1,739     $ 1,932     $ 6,047
       Utilization of accrual in 2001                           (1,878)     (1,016)     (1,067)     (3,961)
       Adjustments recorded in the fourth quarter of 2001         (423)        838        (815)       (400)
                                                               -------     -------     -------     -------
       Total accrued special charges at December 30, 2001      $    75     $ 1,561     $    50     $ 1,686
       Utilization of accrual in 2002                              (75)       (841)         --        (916)
       Other                                                        --          --          21          21
                                                               -------     -------     -------     -------
       Total accrued special charges at September 29, 2002     $     -     $   720     $    71     $   791
                                                               =======     =======     =======     =======



3.     INCOME TAXES

       Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

4.     EARNINGS PER SHARE

       The Company incurred a net loss for the three months ended September 30, 2001, therefore, options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive. Had the Company reported income for the period, the Company would have reported an additional 195,000 dilutive shares outstanding in the form of stock options assumed exercised.

5.     ACQUISITION

       In July 2002, the Company acquired Southern Missouri Insurance Pool for $1.5 million in cash. The acquisition agreement provides for additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The acquisition was accounted for as a purchase, and the results of operations are included in the Company's consolidated financial statements from the date of acquisition.

6.     GOODWILL AND INTANGIBLES

       Beginning in 2002, the Company no longer amortizes goodwill or any intangible assets with indefinite lives, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142. Instead, the Company tests these assets for impairment annually or when certain impairment indicators exist. In the nine months ended September 30, 2001, the Company recorded amortization expense related to intangible assets, primarily goodwill, of $3.0 million. In the nine months ended September 29, 2002, the Company recorded amortization of identifiable intangible assets of $0.2 million. In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. The results of this impairment test indicate no adjustment is required.

       As of September 29, 2002, the Company had amortizable intangible assets of $1.8 million dollars, which is comprised of $3.1 million of covenants not to compete, net of amortization of $1.3 million.

         The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of the nine-month period ended September 30, 2001.



                                                        THREE MONTH PERIODS ENDED          NINE MONTH PERIODS ENDED
                                                        -------------------------------    ------------------------------
                                                        SEPTEMBER 29,     SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,
                                                               2002          2001               2002              2001
                                                        -------------- -----------------   -------------  ------------
                                                                     (dollars in thousands except per share amounts)
       Net income:
           As reported                                     $   639        $  (206)        $   3,507        $     320
           Goodwill amortization, net of tax effect              -            451                 -            1,345
                                                           -------        -------         ---------        ---------
       Adjusted net income                                 $   639        $   245         $   3,507        $   1,665
                                                           =======        =======         =========        =========

       Basic earnings per share:
           As reported                                     $   .05        $  (.02)        $     .29        $     .03
           Goodwill amortization, net of tax effect              -            .04              -                 .11
                                                           -------        -------         ---------        ---------
       Adjusted basic net income per share                 $   .05        $   .02         $     .29        $     .14
                                                           =======        =======         =========        =========

       Diluted earnings per share:
           As reported                                     $   .05        $  (.02)        $     .28        $     .03
           Goodwill amortization, net of tax effect              -            .04              -                 .11
                                                           -------        -------         ---------        ---------
       Adjusted diluted net income per share               $   .05        $   .02         $     .28        $     .14
                                                           =======        =======         =========        =========


7.       FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. During the second quarter of 2002, the Company recorded a non-cash charge of $0.5 million related to the change in fair value for a portion of its interest rate swap agreement which does not qualify for hedge accounting. The Company also recorded $0.1 million as a comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement which qualifies for hedge accounting. For the quarter ended September 29, 2002, the Company recorded a reduction of interest expense of $0.1 million related to the change in fair value associated with the portion of the Company's interest rate swap agreement that does not qualify for hedge accounting. The Company recorded an additional $0.5 million of comprehensive loss related to the change in fair value of the portion qualifying for hedge accounting.

8.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (in thousands):

                                                   THREE MONTH PERIODS ENDED        NINE MONTH PERIODS ENDED
                                                   ---------------------------      -----------------------------
                                                   SEPTEMBER 29,  SEPTEMBER 30,      SEPTEMBER 29,   SEPTEMBER 30,
                                                       2002          2001                2002            2001
                                                   -------------   ---------        ------------- ---------------
         Net earnings (loss)                         $    639      $   (206)           $ 3,507       $     320
         Other comprehensive (loss)
           Change in fair value of interest rate
             swap agreement                              (813)            -             (1,004)              -
           Income tax benefit                             350             -                432               -
                                                     --------      ---------          --------       ---------
         Comprehensive income (loss)                 $    176      $   (206)           $ 2,935       $     320
                                                     ========      =========           =======       =========

         The change in fair value of the Company's interest rate swap agreement for the nine-month period ended September 29, 2002 was due to a decline in interest rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under "Factors that May Affect Future Results" and in the Company's annual report on Form 10-K for the fiscal year ended December 30, 2001.


OVERVIEW

         Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions on either a consignment or purchase agreement method of sale. The consignment method includes both a percentage of sale and fixed fee basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company, and the proceeds from the sale of the vehicle are recorded as revenue.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 66 sites. During 2002, the Company established new facilities in Oklahoma City, Oklahoma, Duluth, Minnesota and most recently in Baton Rouge, Louisiana, which was announced earlier in September. In July, the Company acquired Southern Missouri Insurance Pool located in Springfield, Missouri.

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

GOODWILL

         The Company has significant goodwill recorded in its consolidated financial statements. The Financial Accounting Standards Board has issued new pronouncements affecting goodwill and intangible assets. In accordance with the new standards, the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and a significant decline in the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any potential impairment by comparing the implied value of goodwill with the carrying amount of that goodwill. In accordance with Statement No. 142, the Company completed the transitional impairment test for goodwill during the second quarter of fiscal 2002. This test indicated no adjustment was required.

DEFERRED INCOME TAXES

         The Company has determined that it may not realize the full tax benefit related to the deferred tax asset. Therefore, a valuation allowance to reduce the carrying value of the deferred tax asset has been recorded.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues decreased 25.6% to $52.8 million for the three months ended September 29, 2002, from $71.0 million for the same three month period in 2001. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for less than 8.0% of the total vehicles sold in the third quarter of 2002, versus approximately 19.0% for the same quarter last year. Fee income in the third quarter increased 2.6% to $39.3 million versus $38.3 million in the same quarter last year. Gross proceeds from the sale of salvage vehicles at auction were $181.5 million during the three months ended September 29, 2002, an increase of $13.6 million, or 8.1% over the same period last year.

         Cost of sales decreased $19.3 million to $43.3 million for the three months ended September 29, 2002, versus $62.6 million for the same period last year. Vehicle cost of $12.7 million is $19.0 million less than last year's amount of $31.7 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $30.6 million decreased $0.4 million from $31.0 million for the same period last year. The reduction in costs primarily reflects an improvement in the Company's variable cost structure.

         Gross profit of $9.5 million for the three months ended September 29, 2002 increased $1.2 million from $8.3 million for last year's comparable period.

         Selling, general and administrative expense of $6.3 million is slightly less than the expense of $6.6 million in the third quarter of last year. This decrease is the result of lower information services and general overhead expenses.

         Amortization of intangible assets decreased significantly from $1.0 million in the third quarter of last year to $0.1 million in the current year period. See Note 6 of the notes to condensed consolidated financial statements above for further discussion of this change.

         Business transformation costs for the three months ended September 29, 2002 were $2.1 million versus $0.7 million in the same period last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. In the third quarter of 2002, the most significant component of business transformation costs is related to the implementation of the new system.

         Interest expense of $0.1 million for the three months ended September 29, 2002, decreased $0.3 million from the comparable period in 2001. Included in interest expense for the three months ended September 29, 2002, was a non-cash benefit of $0.1 million to recognize the ongoing cost of the interest rate swap on the Company's unused credit facility. In February 2002, the Company repaid its $20.0 million of Senior Notes bearing a fixed rate of interest at 8.6%, and entered into a new $30.0 million five-year unsecured credit facility. At September 29, 2002, there was no outstanding balance related to this credit facility. The Company used excess cash and proceeds from investments to repay its $20.0 million 8.6% Senior Notes that matured on February 15, 2002.

         The Company's effective income tax rate was 43.0% and 2.4% in 2002 and 2001, respectively. The Company adjusted its cumulative effective tax rate for fiscal 2001 to be 54.0%. As a result of this adjustment, the effective tax rate for the third quarter 2001 resulted in a rate of 2.4%. The effective income tax rate varies due to the Company's level of profitability and permanent income tax differences.


NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues decreased to $181.8 million for the nine months ended September 29, 2002, from $224.3 million for the same nine month period in 2001, a 19.0% decrease. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for less than 10.0% of the total vehicles sold in the first nine months of 2002, versus approximately 21.0% for the same period last year. Fee income for the nine months ended September 29, 2002, increased 7.9% to $123.5 million versus $114.5 million for the same nine month period in 2001. Gross proceeds from the sale of salvage vehicles at auction were $572.7 million during the nine months ended September 29, 2002, an increase of $61.3 million, or 12.0% over the nine months ended September 30, 2001.

         Cost of sales decreased $44.3 million to $148.3 million for the nine months ended September 29, 2002, versus $192.6 million for the same period last year. Vehicle cost of $53.5 million is $50.1 million less than last year's amount of $103.6 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $94.8 million increased $5.8 million from $89.0 million for the same period last year. This increase, occurring primarily in the first half of the year, is the result of incremental variable cost associated with higher unit volumes along with operating costs related to new branch facilities.

         Gross profit increased 5.4% to $33.4 million for the nine months ended September 29, 2002, from $31.7 million for the comparable period in 2001.

         Selling, general and administrative expense of $20.3 million for the nine months ended September 29, 2002 decreased $0.4 million from the same period in 2001 amount of $20.7 million. This overall decrease is the result of increased expenses in sales and marketing being offset by lower information services and general overhead expense.

         Amortization of intangible assets decreased significantly from $3.0 million in the first nine months of last year to $0.2 million in the current year period. See Note 6 of notes to condensed consolidated financial statements above for further discussion of this change.

         Business transformation costs for the nine months ended September 29, 2002 were $6.3 million versus $0.8 million in the same period last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         Interest expense decreased to $0.8 million for the nine months ended September 29, 2002, from $1.4 million for the comparable period in 2001. Interest income decreased to $0.2 million for 2002 from $0.9 million in 2001. In February 2002, the Company repaid its $20.0 million of Senior Notes bearing a fixed rate of interest at 8.6%, and entered into a new $30.0 million five-year unsecured credit facility. Interest expense in 2002 includes a $0.5 million non-cash charge related to the Company's interest rate swap associated with the new line of credit.

         The Company's effective income tax rate was 43.0% and 54.0% in 2002 and 2001, respectively. The effective income tax rate varies due to the Company's level of profitability and permanent income tax differences.


FINANCIAL CONDITION AND LIQUIDITY

         At September 29, 2002, the Company had current assets of $72.3 million, which includes $16.6 million of cash and cash equivalents. Current liabilities were $46.7 million. The Company had working capital of $25.6 million at September 29, 2002, a $0.4 million increase from December 30, 2001.

         At September 29, 2002, the Company's long-term debt consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%. Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at September 29, 2002 for the post-retirement benefits liability is $2.8 million.

         In the second quarter of 2002, the Company entered into a capital lease arrangement to secure new computer equipment required as part of the Company's new operating system. The capital lease terms are for three years or less depending on the nature of the equipment. At September 29, 2002, the Company's total future obligation under the capital lease is $3.2 million.

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

         Capital expenditures were $9.6 million for the nine months ended September 29, 2002. These capital expenditures include capitalization of certain development costs related to the Company's new information system, along with various branch improvements including upgrades to existing branches and the addition of capacity in key markets. The capital expenditure amount excludes the $3.6 million total amount related to the capital lease agreement entered into during the second quarter of 2002.

         In September 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of September 29, 2002, the Company had not purchased any shares pursuant to this authorization.

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

         Competition. Historically, the automotive salvage industry has been highly fragmented. The Company competes with vehicle processors or other salvage pools for the supply of salvage vehicles from vehicle suppliers. Regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The Company believes that publicly-held, Copart, Inc. is a significant competitor. Copart competes with the Company in most of its geographic markets. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles from Copart and regional suppliers. It is also possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. One such competitor is ADESA Corporation, a subsidiary of Allete Inc. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

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

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's ACV, depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. The Company assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Revenue recorded in vehicle sales is the actual selling price of the vehicle. Associated buyer fees are recorded in fee income. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. If increases in used car prices and ACVs are not associated with a corresponding increase in prices at salvage auctions, there can be a negative impact on the profitability of purchase agreement sales. The Company has included adjustment and risk-sharing clauses in certain of its purchase agreement contracts to provide some protection to the Company and its customers from unexpected, significant changes in ACVs that are not accompanied by a comparable increase in sales prices. At the end of 2001, the Company began exiting many of its purchase agreement contracts. In 2001 and 2000, respectively, approximately 19.0% and 26.0% of the units processed by the Company were processed through the purchase agreement method of sale.

         The Company has renegotiated certain purchase agreements, converting them to either the percent of sale or fixed fee consignment method of sale. The Company continues to shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for approximately 10.0% of all vehicles sold through September 29, 2002 versus approximately 21.0% of all vehicles sold in the first nine months of 2001.

         Business Process Re-engineering Project. During the third quarter 2001, the Company retained Synergetics Installations Worldwide, a consulting firm based in New Hampshire, to assist the Company in its process of creating and applying new standards and best practices in an effort to improve operational efficiency, standardize processes, and implement tools to measure performance within critical areas of field operations. At the end of the fourth quarter, the Company completed its best practices model. In the first quarter 2002, the Company began rolling out the new procedures in approximately half of its branches. The Company completed the rollout of the procedures before the end of the second quarter 2002. The Company has temporarily retained a small number of Synergetics employees working together with a task force of Company employees to ensure uniform compliance with the new procedures in the branches. This task force should complete its operational audit of the branches by the end of the fiscal year 2002. The total costs of Synergetics' services should be approximately $2.5 million. The Company anticipates cost savings of at least $5.0 million a year resulting from this project.

         Enterprise-Wide System Redesign Project. Also in 2001, the Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10.0 million includes equipment, telecom, training, and implementation along with application development. The Company projects cost savings from the Business Process Re-engineering Project and the Enterprise-Wide System Redesign Project at a minimum of $10.0 million, and potentially as much as $15.0 million annually, from the two projects combined. Development of the application began in the third quarter of 2001 and continued through the third quarter 2002. The Company began rolling out the new system to its branches during the second quarter in its Appleton, Wisconsin branch and expects to complete the roll out in the remaining branches by the first quarter 2003. There are, however, inherent risks including but not limited to: data conversion, telecom infrastructure, operational effectiveness and the decline in productivity during the rollout period associated with both the business process reengineering project and systems redesign project that could adversely impact the Company's expected results as they relate to timing, costs, effectiveness and cost savings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's investments are exposed to certain market risks inherent with such assets. This risk is mitigated by the Company's policy of investing in securities with high credit ratings and investing through major financial institutions with high credit ratings. At September 29, 2002, the Company did not have any outstanding investments.

         The Company is exposed to interest rate fluctuations on its floating rate $30 million credit facility. As of September 29, 2002, the Company did not have any outstanding balance related to this credit facility. The Company has entered into a interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. The Company recorded a non-cash charge of $0.5 million and benefit of $0.1 million in the second quarter and third quarter, respectively, related to the change in fair value for a portion of its interest rate swap agreement. This portion of the swap agreement does not qualify for hedge accounting. The Company also recorded $0.1 million and $0.5 million in the second quarter and third quarter, respectively, for an accumulated comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement. This portion of the swap agreement does qualify for hedge accounting.

ITEM 4.  CONTROLS AND PROCEDURES


     a.  Evaluation of Disclosure Controls and Procedures

         Based on an evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, are effective.


     b.  Changes in Internal Controls

         The Company is in the process of rolling out a new enterprise-wide application to manage the salvage and auction process. The new system contains many changes and enhancements to the existing control procedures. Completion of the new system roll-out is expected by the end of the first quarter of 2003.

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

ITEM 5.  OTHER INFORMATION.  Inapplicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    EXHIBITS.

                99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INSURANCE AUTO AUCTIONS, INC.




Date: November 13, 2002               By: /s/ Scott P. Pettit
      -----------------                   --------------------------------------
                                      Name:  Scott P. Pettit
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Thomas C. O'Brien, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insurance Auto Auctions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002              /s/ Thomas C. O'Brien
       -----------------              ------------------------------------------
                                      Thomas C. O'Brien, Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Scott P. Pettit, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insurance Auto Auctions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                /s/ Scott P. Pettit
       -----------------                ----------------------------------------
                                        Scott P. Pettit, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------



99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002