Form 10-K
period 2002-12-29
INSURANCE AUTO AUCTIONS INC /CA
filed 2003-03-27
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No  X
                                         ---      ---

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq Stock Market(R) ) held by non-affiliates of the Registrant as of June 28, 2002 was approximately $49,549,169. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 15, 2003, the Registrant had outstanding 11,548,719 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders are incorporated herein by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

         Certain statements in this document contain forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Among these risks are: fluctuations in the actual cash value of salvage vehicles; changes in the market value of salvage; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company suppliers; the ability of the Company and its outside consultants to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.


GENERAL

         Insurance Auto Auctions, Inc., together with its subsidiaries (collectively, the "Company"), provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions. In an accident, theft or other claims adjustment process, insurance companies typically take possession of a vehicle because (i) based on economic and customer service considerations, the vehicle has been classified as a "total loss" and the insured replacement value has been paid rather than the cost of repair or (ii) a stolen vehicle is recovered after the insurance company has settled with the insured. The Company generally sells these vehicles at live or closed bid auctions on a competitive-bid basis at one of the Company's facilities.

         The Company processes salvage vehicles primarily under three methods: percentage of sale consignment, fixed fee consignment and purchase agreement. Under the fixed fee consignment and percentage of sale consignment methods, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. Under the purchase agreement method, the Company generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by contract with the insurance company supplier, and then resells these vehicles for the Company's own account at the Company's auctions. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

         Prior to 1992, the Company operated almost exclusively using the purchase agreement system of salvage disposal. Since 1992, the Company has acquired additional auto salvage pool operations and opened up greenfields in strategic locations, resulting in a network of 70 sites in 30 states as of March 14, 2003. Most of these businesses operate primarily using the consignment method of sale. A majority of the vehicles currently processed by the Company are sold under the percentage of sale and fixed fee consignment arrangements. In 2002, 49% of the vehicles processed by the Company were sold under the percentage of sale consignment method, 41% were sold under the fixed fee consignment method, and 10% were sold under the purchase agreement method.

         The Company obtains the majority of its supply of vehicles from a large number of insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 2002, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's unit sales. The aggregate number of vehicles supplied in 2002 by the

Company's three largest suppliers increased from 2001. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate Insurance ("Allstate"), each accounted for approximately 16%, 14%, and 9%, respectively, of the Company's 2002 unit sales.


HISTORY

         The Company was organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. ("LAAS"). In January 1990, all the outstanding capital stock of LAAS was acquired in a leveraged buyout and, in October 1991, LAAS changed its name to Insurance Auto Auctions, Inc. The Company completed its initial public offering in November 1991 and its common stock is traded on the Nasdaq National Market under the symbol IAAI. In 1997, the Company reincorporated in the state of Illinois.


PERCENTAGE OF SALE CONSIGNMENT METHOD

         In 2002 and 2001, the number of vehicles processed by the Company that were then sold under the percentage of sale consignment method was approximately 49% and 36%, respectively. Under the percentage of sale consignment method, the insurance company receives a negotiated percentage of the vehicle selling price. The percentage of sale consignment method provides suppliers with a potentially greater upside as the Company's fees are tied to selling prices and, thus, the salvage supplier has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. With this method of sale, the Company acts as an agent for the insurance company. As an agent, the Company arranges for the salvaged vehicle to be towed to its facility and processes it for sale. Since the Company never takes ownership of the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the Company's revenue is principally comprised of the sale price of the vehicle.


FIXED FEE CONSIGNMENT SALE METHOD

         In 2002 and 2001, the number of vehicles processed by the Company that were then sold under the fixed fee consignment sale method was approximately 41% and 45%, respectively. Under this sale method, the Company charges fees to the insurance company supplier for specific services. These fees include a salvage sales fee plus towing, title processing and storage fees. In this situation, the Company typically acts as an agent for the insurance company, arranges for the salvaged vehicle to be towed to its facility and processes it for sale. Since the Company never takes ownership of the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fees rather than from the revenue from the sale of the vehicle. As a result, revenue recognized per vehicle under the consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the Company's revenue is principally comprised of the sale price of the vehicle.


PURCHASE AGREEMENT METHOD

         In 2002 and 2001, the number of vehicles processed by the Company that were then sold under the purchase agreement method of sale was approximately 10% and 19%, respectively. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by that supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. The Company assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Revenue recorded from the sale of a purchase agreement vehicle represents the actual selling price of the vehicle. Cost of the vehicle is reflected in the vehicle cost line of cost of sales. In 2002, the Company essentially exited the purchase agreement method of sale after converting the final few large purchase agreement contracts to consignment arrangements during the fourth quarter.


SERVICES PROVIDED TO ALL SUPPLIERS

         The process of salvage disposition through the Company's system commences at the first report of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative assigns the vehicle to the Company, either by phone, facsimile or electronically through the Company's online CSA Today(SM) system.

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

         The Company also offers a total-loss appraisal system. FastTrack(R) utilizes an early total-loss recognition system to identify, appraise and move probable total-loss vehicles sooner than the conventional claims process. FastTrack cuts through many of the delays typically associated with traditional claims handling by combining a comprehensive appraisal service with the Company's salvage service resources. Completed appraisals, including a condition report and an array of digital images, are electronically transmitted to a secure, password-protected Web site, providing adjusters with same-day access to the information via the Internet. The result is faster completion of total-loss appraisals, significant savings on accrued shop storage and car rental expenses, and exceptional customer satisfaction.

         The Company's FastTow(R) service provides towing services that guarantee vehicles will be delivered to a Company branch storage facility, usually within one to two business days of assignment in a designated service area. When retrieving a vehicle, the FastTow service will also advance, on behalf of the supplier, any storage and towing charges incurred when towing the vehicle from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by the Company, the towing subcontractor generally will pay the charges on behalf of the Company at time of vehicle pick up and deliver the vehicle to the predetermined Company auction and storage facility. The rapid retrieval time and review of advance charges are also intended to increase the insurance company's net return on salvage.

         In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop, and also to improve service time for the policyholder, the Company and a certain group of its insurance company suppliers have established vehicle inspection centers ("VICs") at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at a Company site that is operated by the insurance company. Suspected total-loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the insurance company totals the vehicle, it can easily be moved to the Company's vehicle storage area. If the vehicle is not totaled, it is promptly delivered to the insurer's selected repair facility. The Company also has the ability to provide digital images as a service to its customers, electronically displaying pictures of the damaged cars to insurance adjusters in their offices.

         After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by the Company. For most vehicles stored at the Company's facilities, no storage charges accrue for a contractually specified period. The Company provides management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies' staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for such vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the salvage vehicle.

         The Company generally holds auctions either every week or bi-weekly in all of its locations. The auction is either live or sealed bid. Auction lists can be viewed online on the Company's Internet Web site, where buyers can either review all vehicles at a location or search for specific vehicles. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. The Company's Auction Center, at www.iaai-bid.com(SM), is an online, Internet-based bidding forum to preview and bid on salvage vehicles at all the Company's facilities throughout the United States. It provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search for specific vehicles within the auction system, and special "Flood" or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.

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


OTHER SERVICES

         The Company offers its vehicle suppliers a National Salvage Network that allows insurance company suppliers to assign all their salvage vehicles to a call center. This call center enables the Company to distribute vehicle assignments throughout most of the United States, even in markets where the Company does not currently have a facility, and is designed to minimize the administrative workload for insurance companies. In certain areas where the Company does not have a facility, such vehicles are distributed to the Company's selected ServicePartners(TM).

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

         The Company also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(R) service helps insurance companies by ensuring that severely damaged or stripped "high profile" cars are crushed to prevent their vehicle identification numbers ("VINs") from being used in auto theft. The Company also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau ("NICB"). This includes detailed buyer information obtained through the Company's registration process.

         The Company's BidFast(R) service provides insurers with binding bids for salvage vehicles that historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many states' Department of Insurance Regulations. Vehicles purchased under BidFast are accounted for under the Purchase Agreement method.


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

         Increasing Market Share and Profitability at Existing Sites

         The Company's primary strategy for organic growth in its existing markets is to contract for additional vehicles by promoting better returns on salvage vehicles and offering a broad selection of services to prospective suppliers. The expansion of the number of vehicles processed at existing sites typically makes the Company's auctions more attractive, resulting in increased buyer participation.

         The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements, such as the percentage of sale consignment method. The Company is also promoting its Run & Drive(R) service in which certain salvage vehicles are driven during the auction to demonstrate to buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns for both the Company and the salvage provider.

         Continued Market Penetration Through Acquisitions

         Since the Company's initial public offering in November 1991, the Company has acquired additional salvage pool operations across the United States to offer better national coverage to its insurance company suppliers. The Company operates 70 sites in 30 states as of March 14, 2003.

         The Company intends to continue to pursue acquisitions of strategically located salvage pools. Through such acquisitions, it seeks to enhance a geographically broad-based relationship with key insurance company suppliers, in addition to offering its specialized salvage services to new insurance companies and certain non-insurance company suppliers. In pursuing its acquisition strategy and plans, the Company recognizes that there will be continuing challenges in effectively and efficiently integrating new facilities into existing company operations. This will require continued investment in infrastructure. See "Factors That May Affect Future Results."

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

         Development of National/Regional Supplier Agreements

         The Company's expanded geographic base of operations, plus its National Network, facilitates its strategy of offering its existing and prospective customers national and regional supplier agreements. These agreements can provide a more consistent reporting and control function to the Company's customers, who benefit from a reduction in the number of suppliers through which they must do business.

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

         Electronic Data Interchange and Electronic Funds Transfer (EDI/EFT) facilitate faster, more accurate service from assignment and vehicle pickup through sale and final settlement. EDI helps minimize insurance staff involvement, lowers error rates and diminishes administrative requirements through direct communication between the Company's system and the insurance company's system. EDI/EFT electronically expedites the total-loss recovery process. Reduced manual intervention combined with faster, more accurate service translates into quicker turnaround on the final settlement.

         SurePay(R) is the Company's electronic funds transfer service that improves the speed and accuracy of the billing and final settlement process by automatically depositing salvage proceeds directly into the Company's customers' bank accounts.


MARKETING

         The Company's internal sales force is its primary method of marketing its services to insurance company and non-insurance company salvage suppliers. These individuals call upon prospective vehicle providers at the national, regional and local level. Branch Managers also provide support in the form of day-to-day customer service and addresses customer needs at the local level.

         In an effort to generate additional revenues and improve customer satisfaction, direct mail is also used to communicate services and benefits to customers. This initiative includes a national quarterly newsletter (OnTrack) and other local market updates that discuss how the Company addresses specific customer needs. In addition, the Company participates in a number of local, regional and national trade show events that further promote the benefits of conducting business with the Company.

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

         The Company also seeks to expand its supply relationships through recommendations from individual branch offices of an insurance company supplier to other offices of the same insurance company. The Company believes that its existing relationships, and the recommendations of branch offices, play a significant role in its marketing of services to national insurance companies. Indeed, as the Company has expanded its geographic coverage, it has been able to market its services to insurance company suppliers offering to handle salvage on a national basis or within a large geographic area.

         The Company sells the majority of its vehicles through live auctions. The Company maintains databases that currently contain information regarding over 20,000 registered buyers. No single buyer accounted for more than 10% of the Company's revenue in 2002, highlighting the diversity of the Company's buyer base. The Company generally accepts cash, money orders, cashier's checks, wire transfers and pre-approved checks, at the time in which the vehicle is picked up. Vehicles are sold "as is" and "where is." In advance of the auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually mailed or faxed to the Company's buyers. The notices are also available online on the Company's Internet Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Web site at www.iaai.com.


COMPETITION

         Historically, the automotive salvage industry has been highly fragmented. As a result, the Company faces intense competition for the supply of salvage vehicles from vehicle suppliers, as well as competition for the processing of vehicles from other regional salvage pools. These regional salvage pools generally process vehicles under the fixed fee consignment method and generally do not offer the full range of services provided by the Company. The salvage industry has been consolidating, however, and the Company believes its principal publicly-held competitor is Copart, Inc. ("Copart"). Copart has completed a number of acquisitions of regional salvage pools and competes with the Company in most of the Company's geographic markets. Due to the limited number of vehicle suppliers, competition for salvage vehicles is intense. The Company attempts to differentiate itself from its competition through the wide range and quality of services it provides to its insurance customers and buyers. It is also possible that the Company may encounter further competition in the future from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. One such competitor is ADESA Impact, a subsidiary of Allete Inc. During 2001, ADESA acquired Auto Placement Centers, Inc. ("APC"). APC provides vehicle recovery services with auction facilities in the Northeast United States. Other potential competitors could include used car auction companies, providers of claims processing software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While many insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.


GOVERNMENT REGULATION

         The Company's operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. The acquisition and sale of total-loss and recovered theft vehicles is regulated by governmental agencies in each of the locations in which the Company operates. In many of these states, regulations require that the title of a salvage vehicle be forever "branded" with a salvage notice in order to notify prospective purchasers of the vehicle's previous salvage status. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location and operation of its auction and storage facilities. Some state and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only. Such regulations can reduce the number of potential buyers of vehicles at Company auctions. The Company is also subject to environmental regulations, and it believes that it is in material compliance with all applicable regulatory requirements. The Company will be subject to similar types of regulations by federal, state and local governmental agencies in new markets and to new legislation in existing markets.


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


EMPLOYEES

         At March 14, 2003, the Company employed 982 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.


INFORMATION AVAILABLE

         The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

            The Company also makes available free of charge on or through its Internet website (http://www.iaai.com) the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the SEC.


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

         Competition. The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other regional salvage pools. Due to the limited number of vehicle suppliers, competition is intense for salvage vehicles. It is possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its operating results and financial condition.

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2002, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 16%, 14%, and

9%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse change in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. The Company assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Beginning late in the second quarter of 2000 and continuing through 2002, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. In 2002 and 2001, respectively, approximately 10% and 19% of the units processed by the Company were processed through the purchase agreement method of sale. The Company expects the purchase agreement method to represent a decreasing percentage of units sold in future years and ultimately to represent less than 4 percent of total units sold.

         Business Process Reengineering Project. During the third quarter 2001, the Company retained Synergetics Installations Worldwide, a consulting firm based in New Hampshire, to assist the Company in its process of creating and applying new standards and best practices in an effort to improve operational efficiency, standardize processes, and implement tools to measure performance within critical areas of field operations. The Company completed its best practices model and rolled out the procedures into all of its branches in the first half of 2002.

         Enterprise-Wide System Redesign Project. The Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10 million includes equipment, telecom, training, and implementation along with the application development. The Company expects to reduce its pre-tax cost from the Business Process Re-engineering Project and the Enterprise-Wide System Redesign Project by a minimum of $10 million, and potentially as much as $15 million from the two projects combined. Development of the application and testing began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. As of March 14, 2003, the Company had implemented the system in 14 of the 28 original databases. The Company expects to complete the roll-out in 2003. There are, however, inherent risks associated with both projects that could adversely impact the Company's expected results with respect to timing, costs and cost savings.

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

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities or add additional facilities on terms economically favorable to the Company or that the Company will be able to add additional facilities on terms economical to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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


ITEM 2.  PROPERTIES.

         The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The lease on the office space in Schaumburg expires June 30, 2004. The Company and its subsidiaries also lease approximately 63 properties in Alabama, Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The Company owns 9 properties located in Illinois, Kansas, Massachusetts, Michigan, New Mexico, Oklahoma and Texas. All of these properties are used primarily for auction and storage purposes. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

         On February 3, 2003, the Company filed a lawsuit in Sacramento, California, against Emery Air Freight, Tennessee Technical Services, and Bob and Corrine Spence. The lawsuit seeks to recover damages caused by the crash of an Emery DC-8 aircraft onto the Company's Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of the Company's facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and the Company was required to do so. The Company suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. In its lawsuit, the Company seeks to recover from Emery and Tennessee Technical Services for negligence, trespass, and negligent maintenance of the aircraft. Alternatively, the Company seeks to recover from the Spences for breach of provisions in the Company's lease requiring the landlord to either pay for or share the cost of remediation of hazardous wastes. The Company maintained insurance policies that covered a significant portion of its losses. The Company's insurer, Reliance, paid almost $1.0 million on the Company's lost inventory claims. However, in October 2001, the Pennsylvania Insurance Commissioner put Reliance into reorganization, a petition in bankruptcy was filed, and it appears unlikely that Reliance will make any further payments to the Company. The Company has filed claims with the California Insurance Guarantee Association, which provides coverage for California property losses insured by an admitted insurer that is unable to pay covered claims. The Association has refused to pay the Company's claims and has taken the position that its liability to the Company is limited to $0.5 million. The Company anticipates that it will incur substantial legal fees and costs in its efforts to recover its losses, and there is no guarantee that the Company will be successful.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 29, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol IAAI. The following table sets forth the range of high and low per share sales information, available on Nasdaq Online(SM) for each quarter of 2002 and 2001. At March 14, 2003, the Company had 280 holders of record of its Common Stock, approximately 1,303 beneficial owners and 11,548,719 shares outstanding.



                                 FISCAL 2002               FISCAL 2001
                                 -----------               -----------
                               HIGH         LOW          HIGH         LOW
                               ----         ---          ----         ---

         First Quarter       $17.33      $14.30        $14.25      $ 9.00

         Second Quarter       22.38       16.53         17.00       11.75

         Third Quarter        20.36       14.51         16.55       11.70

         Fourth Quarter       18.35       14.63         16.05       10.76


         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's new financing agreement limits the Company's ability to pay cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

         The tables below summarize the selected consolidated financial data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of earnings data for 2002, 2001 and 2000 and the balance sheet data as of December 29, 2002 and December 30, 2001 below have been derived from the Company's Consolidated Financial Statements that have been audited by KPMG LLP, independent certified public accountants, whose report is included herein. The statement of earnings data for 1999 and 1998 and the balance sheet data for 2000, 1999 and 1998 are derived from audited consolidated financial statements not included herein.

                                            2002          2001           2000          1999          1998
                                         ---------     ---------      ---------     ---------     ---------
                                                      (in thousands except per share amounts)
Selected Statement of Earnings Data:

Revenue                                  $ 234,197     $ 292,990      $ 333,176     $ 317,391     $ 287,063
Earnings (loss) from operations(1)           7,426        (5,209)        17,894        23,904        14,081
Net earnings (loss)                          4,008        (4,360)        10,489        13,705         7,181
Earnings (loss) per share - diluted            .32          (.37)           .88          1.18           .63
Weighted average common
   shares - diluted                         12,531        11,940         11,950        11,623        11,437


                                   2002         2001         2000         1999         1998
                                 --------     --------     --------     --------     --------
                                                        (in thousands)
Selected Balance Sheet Data:

Working capital                  $ 23,787     $ 25,286     $ 53,204     $ 46,989     $ 26,593
Total assets                      259,650      278,204      265,707      248,132      227,543
Long-term debt, excluding
   current installments                59          103       20,141       20,180       20,315
Total shareholders' equity       $194,102      188,994      187,741      175,286      158,755


     (1) Amount is after special charges of $8.0 million, $4.8 million, and $1.6 million in 2001, 2000 and 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward-looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" above. Among these risks are: fluctuations in the actual cash value of salvage vehicles; changes in the market value of salvage; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company suppliers; the ability of the Company and its outside consultants to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.


OVERVIEW

         Insurance Auto Auctions, Inc. provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions principally on a consignment or purchase agreement method of sale. The consignment method includes both a percentage of sale and fixed fee basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby, maximizing vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company, and the proceeds from the sale of the vehicle are recorded as revenue.

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

ACQUISITIONS AND NEW OPERATIONS

         Since its initial public offering in 1991, the Company has grown through a series of acquisitions and opening of new sites to include 70 sites as of March 14, 2003. In 2002, the Company announced the acquisition of Southern Missouri Insurance Pool in Springfield, Missouri. The acquisition was accounted for using the purchase method of accounting. The Company opened new operations in fiscal 2002 in Oklahoma City, Oklahoma; Duluth, Minnesota and Baton Rouge, Louisiana. In the first two months of 2003, the Company acquired two branches in Buffalo and Rochester, New York and also opened new operations in Dothan, Alabama and Little Rock, Arkansas.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 29, 2002 COMPARED TO THE YEAR ENDED DECEMBER 30, 2001

         Revenues decreased 20% to $234.2 million for the year ended December 29, 2002, from $293.0 million in 2001. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for less than 10% of the total vehicles sold in 2002, versus approximately 19% in 2001. Fee income for 2002 increased 5% to $162.8 million versus $154.6 million in 2001. Fee income increased due to both unit volume and price increases during the year. Gross proceeds from the sale of salvage vehicles at auction were $739.8 million during the year ended December 29, 2002, an increase of $64.0 million, or 9% over the same period last year.

         Cost of sales decreased $63.6 million to $191.0 million for the year ended December 29, 2002, versus $254.6 million for last year. Vehicle cost of $65.5 million is $66.2 million less than last year's amount of $131.7 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $125.5 million for 2002 increased $2.9 million from $122.9 million for last year. New branches opened in 2002 account for approximately $4.0 million of additional branch costs. Excluding the impact of new branches, branch costs decreased $1.1 million primarily in tow, auction and yard costs.

         In 2001, the Company recorded an unusual charge of $1.2 million for losses on vehicles under terminated agreements and still in inventory at the end of the year. This amount was included within cost of sales for fiscal 2001. During 2002, the entire $1.2 million allowance was absorbed to offset losses relating to these vehicles, all of which were sold in 2002.

         Gross profit of $43.2 million for the year ended December 29, 2002 increased $4.8 million or 12%, from $38.4 million for 2001.

         Selling, general and administrative expense of $27.4 million for 2002 is slightly less than the expense of $28.1 million in 2001. This decrease is the result of lower information services and general overhead expenses.

         Amortization of intangible assets decreased significantly from $4.1 million in 2001 to $0.3 million in the current year. See Note 2 of the notes to consolidated financial statements included herein for further discussion of this change.

         Business transformation costs for the year ended December 29, 2002 were $8.1 million versus $3.5 million for last year. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001. As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Unusual Charges" below.

         Interest expense of $0.7 million for the year ended December 29, 2002, decreased $1.1 million from 2001. Included in interest expense for 2002 was a non-cash charge of $0.3 million to recognize the ongoing cost of the interest rate swap on the Company's unused credit facility. In February 2002, the Company used excess cash and proceeds from investments to repay its $20.0 million 8.6% Senior Notes that matured on February 15, 2002 and entered into a new $30.0 million five-year unsecured credit facility. At December 29, 2002, there was no outstanding balance related to this credit facility.

         Income tax expense for the year 2002 of $3.0 million increased $4.6 million from the income tax benefit of $1.6 million for 2001. The Company's effective tax rate for the years 2002 and 2001 was 43% and 27%, respectively.

         The Company's net earnings for the year 2002 was $4.0 million, an increase of $8.4 million from a $4.4 million loss for the fiscal year 2001.

         Gross proceeds from vehicle sales for the year 2002 of $739.8 million increased $64.0 million from the prior year. The increase was a result of higher volumes and improved pricing.


YEAR ENDED DECEMBER 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Revenues decreased to $293.0 million for the year ended December 30, 2001, from $333.2 million in 2000, a 12% decrease. This decline in revenues was primarily a result of reduced volume under the purchase agreement method of sale. Purchase agreement volume decreased from 26% of the total vehicles sold in 2000 to 19% of the total vehicles sold in 2001. Revenue from vehicle sales of $138.4 million in fiscal 2001 decreased $62.5 million from $200.9 million in fiscal 2000. This decrease in revenue was partially offset by an increase in revenue related to salvage provider and buyer fees. Total volume increased slightly from 2000. Combined with unit volume and price increases, the conversion of contracts to consignment arrangements and the resulting change in contract mix contributed to a significant increase in fees for fiscal 2001. Revenue associated with fees increased $22.3 million in 2001 to $154.6 million versus $132.3 million in 2000. Gross proceeds from the sale of salvage vehicles at auction were $675.8 million for 2001, an increase of $2.9 million over the previous year amount of $672.9 million.

         Cost of sales decreased $31.6 million to $254.6 million for the year ended December 30, 2001, versus $286.2 million for last year. Vehicle cost of $131.7 million is $51.7 million less than last year's amount of $183.4 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $122.9 million in 2001 increased $20.1 million from $102.8 million for 2000. This increase, occurring primarily in the first half of the year, is the result of incremental variable cost associated with higher unit volumes along with operating costs related to new branch facilities.

         Gross profit decreased 18% to $38.4 million for the year ended December 30, 2001, from $47.0 million for the year ended December 31, 2000.

         Selling, general and administrative expense of $28.2 million for 2001 increased $7.7 million from the 2000 amount of $20.4 million. This overall increase is the result of increased expenses in sales and marketing, information services and general overhead expense.

         Amortization of intangible assets increased slightly from $3.9 million in 2000 to $4.1 million in 2001.

         Business transformation costs for the year ended December 30, 2001 were $3.5 million. Business transformation costs include expenses related to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001. As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Unusual Charges" below.

         Interest expense for the year ended December 30, 2001, remained unchanged from the $1.8 million in 2000. Interest income decreased to $1.0 million for the year ended December 30, 2001, from $1.7 million in 2000. This reduction in interest income reflects lower levels of amounts invested throughout the year in addition to slightly lower interest rates.

         Gross proceeds from vehicle sales for the year 2001 of $675.8 million increased slightly from the prior year results of $672.9 million.

         Income tax benefit for the year 2001 of $1.6 million decreased $8.9 million from the income tax expense of $7.3 million for 2000. The Company's effective tax rate for the years 2001 and 2000 was 27% and 41%, respectively.

         The Company's net loss for the year 2001 was $4.4 million, a decrease of $14.9 million from $10.5 million of earnings for the fiscal year 2000.

UNUSUAL CHARGES

         Unusual charges were recorded by the Company in 2002, 2001 and 2000. In addition, the Company recorded amortization of goodwill in both 2001 and 2000, which ceased in 2002. The unusual charges and amortization impacted earnings from operations and net earnings (loss) as follows (in thousands):

                                                              2002             2001              2000
                                                            --------         --------          --------
         Provision for losses on vehicles purchased
              under terminated agreements
              (included in cost of sales)(a)                $      -         $  1,248          $      -
         Business transformation costs (b)                     8,067            3,451                 -
         Special charges (c)                                       -            8,016             4,772
                                                            --------         --------          --------
              Unusual charges                                  8,067           12,715             4,772
         Amortization of intangible assets (d)                   307            4,055             3,942
                                                            --------         --------          --------
              Impact on earnings (loss) from
              operations                                       8,374           16,770             8,714
         Tax benefits relating to above items                  3,601            4,528             3,573
                                                            --------         --------          --------
              Impact on net earnings (loss)                 $  4,773         $ 12,242          $  5,141
                                                            ========         ========          ========

         Net earnings (loss) as reported                    $  4,008         $ (4,360)         $ 10,489
                                                            ========         ========          ========

         Net earnings excluding above items                 $  8,781         $  7,882          $ 15,630
                                                            ========         ========          ========

(a) The Company successfully transitioned several large purchase agreement customers to consignment-based contracts. At the end of 2001, the Company recorded a provision of $1.2 million for anticipated losses on vehicles remaining to be sold under the old agreements.

(b) Business transformation costs include expenses relating to the systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation pertaining to the Company's existing computer infrastructure.

(c) Special charges recorded during 2001 include: (1) $2.0 million for involuntary severance costs; (2) $2.5 million for abandonment of facilities including cancellation of a planned headquarters expansion; (3) $1.1 million for repositioning the Company's towing operations and other restructuring charges; (4) the write-off of $1.4 million of unamortized leasehold improvements due to changes in the estimated useful lives of specific assets; and (5) a $1.0 million write-off of amounts due from the Company's previous insurance carrier, which was placed in liquidation.

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

FINANCIAL CONDITION AND LIQUIDITY

         At December 29, 2002, the Company had current assets of $70.4 million, including $10.0 million of cash and cash equivalents, current liabilities of $46.6 million and working capital of $23.8 million, a $1.4 million decrease from December 30, 2001.

         The Company's accounts receivable decreased $9.1 million from $54.7 million in 2001 to $45.6 million in 2002. Accounts receivable consists of balances due from the Company's salvage providers, typically large insurance companies. Accounts receivable includes advance charges paid for by the Company on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to the Company moving the vehicle to one of its facilities.

         At December 29, 2002, the Company's inventory balance of $11.2 million was $2.3 million less than in 2001. The Company records purchase agreement vehicles at the lower of their cost or estimated realizable value. The Company also capitalizes towing charges related to vehicles sold under the percentage of sale method as a component of inventory. In 2002, the decrease in inventory was due to a reduction in purchase agreement inventory partially offset by the increase in inventoried tow costs associated with the increase in consignment vehicles on hand.

         At December 29, 2002, the Company's long-term debt consisted of $0.l million in notes payable bearing interest at a rate of 8.0%. Other long-term liabilities include a post-retirement benefits liability that relates to the Company's prior acquisition of Underwriters Salvage Company. The amount recorded at December 29, 2002 for the post-retirement benefits liability is approximately $2.7 million.

         In February 2002, the Company's $20.0 million Senior Notes matured. This debt was repaid with available cash and proceeds from investments. The Company also entered into a new five-year $20.0 million unsecured credit facility that was expanded to $30.0 million in the second quarter of 2002. The credit facility is a one-year revolver that converts into a four-year term loan carrying a variable rate based on LIBOR. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations. As of March 14, 2003, the Company has borrowed the full $30.0 million.

         In the second quarter of 2002, the Company entered into a capital lease agreement to secure new computer equipment required as part of the Company's new operating system. The capital lease terms are three years or less depending on the nature of the equipment. At December 29, 2002, the Company's total future obligation under the capital lease is $3.9 million.

         Capital expenditures were approximately $15.2 million for the year ended December 29, 2002. These capital expenditures include capitalization of certain development costs related to the Company's new information system, along with various branch improvements including upgrades to existing branches and the addition of capacity in key markets. The capital expenditure amount excludes the $4.7 million total amount related to the capital lease agreement entered into during 2002.

         In July 2002, the Company acquired Southern Missouri Insurance Pool for $1.5 million. This acquisition was accounted for as a purchase business combination. The results of its operations are included in the Company's consolidated financial statements from the date of acquisition.

         On September 7, 2000, the Company's Board of Directors authorized the purchase of up to 1,500,000 shares of its common stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. In March 2003, the Company purchased approximately 757,000 shares for $7.4 million pursuant to this authorization.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of the consolidated financial statement in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, as well as the related disclosures. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As such, the Company continuously evaluates its estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.


GOODWILL

         The Company has significant goodwill recorded in its consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No, 142, "Goodwill and Other Intangible Assets", the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment based upon a projected discounted cash flow.


DEFERRED INCOME TAXES

         The Company has recorded deferred tax assets related to net operating losses incurred in several of the states where it operates. The Company has determined that it may not realize the full tax benefit related to certain of the deferred tax assets. As such, a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.


LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

         The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the asset's carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, the Company may be required to reduce the carrying amount of an asset to its fair value.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. At December 30, 2002, the Company adopted the provisions of SFAS No. 143 and it is not expected to have a material impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be applied prospectively to exit and disposal activities initiated after December 30, 2002, and is not expected to have a material impact on the Company's consolidated financial statements.

         In November 2002, the FASB released FASB Interpretation No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also identifies additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for the Company for the year ended December 29, 2002. Adoption of the disclosure provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements. The Company is currently evaluating the impact of the measurement and recognition provisions of FIN 45, but does not expect that their adoption will have a significant effect on the consolidated financial statements

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of stock-based employee compensation on reported results in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and the Company has included the required disclosures in its consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate fluctuations on its floating rate $30.0 million credit facility. As of December 29, 2002, the Company did not have any outstanding balance related to this credit facility. The Company has entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. During 2002, the Company recorded a non-cash charge of $0.3 million related to the change in fair value of a portion of its interest rate swap agreement that does not qualify for hedge accounting. The Company also recorded a $0.7 million accumulated comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement. This portion of the swap agreement does qualify for hedge accounting.

         On February 15, 2003, the Company borrowed available funds related to its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan will be repaid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 15(a) for an index to the Consolidated Financial Statements which are attached hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information required under this Item with respect to Directors of the Company is included under the caption "Nominees" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission and incorporated herein by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 15, 2003:

     Name                    Age   Office Held
     ----                    ---   -----------

     Thomas C. O'Brien       49    President and Chief Executive Officer
     Peter B. Doder          42    Vice President, Business Development
     Edward N.  Fares        54    Senior Vice President and Chief Information
                                   Officer
     Donald J. Hermanek      54    Senior Vice President, Sales and Marketing
     Sidney L. Kerley        28    Vice President, Corporate Counsel and
                                   Assistant Secretary
     David R. Montgomery     46    Senior Vice President and Chief Operating
                                   Officer
     Scott P. Pettit         40    Senior Vice President, Chief Financial
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

         EDWARD N. FARES became Senior Vice President and Chief Information Officer in January 2002. Mr. Fares is responsible for information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining the Company, Mr. Fares served as Senior Vice President, Chief Technology Officer of eTrak Corporation from July 2000 to January 2002. From 1997 to 2000, he served as Senior Vice President, Chief Information Officer at GE Financial Assurance Partnership Marketing Group and from 1994 to 1997 he served as Senior Vice President, Information Technology at Acxiom Corporation.

         DONALD J. HERMANEK joined the Company in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for the sales and marketing functions, including field sales and the corporate accounts group. Prior to joining the Company, Mr. Hermanek served as Vice President of Business Development for Consolidated Services Corp. from 1997 to 2000. Prior to that he served as Vice President - National Sales for Safelite Glass Corp. from 1992 to 1997.

         SIDNEY L. KERLEY joined the Company in April 2001 as Corporate Counsel. In April 2002 he was named Vice President, Corporate Counsel. He is responsible for the general legal affairs of the Company including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining the Company, Mr. Kerley served as an attorney for Fairbank & Vincent.

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

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required under this Item regarding executive compensation is incorporated by reference from the material under captions: "Compensation of Directors," "Executive Compensation," "Stock Options," "Employment Contracts and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES.

     a.  Evaluation of Disclosure Controls and Procedures

         Based on an evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, are effective.

     b.  Changes in Internal Controls

         The Company is in the process of rolling out a new enterprise-wide application to manage the salvage and auction process. The new system contains many changes and enhancements to the existing control procedures. Completion of the new system roll-out is expected by the end of the second quarter of 2003.

                                     PART IV



ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                          Page
                                                                          ----
         (a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

              The following Consolidated Financial Statements of
              Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this report on Form 10-K:

                  Independent Auditors' Report..........................   30

                  Consolidated Balance Sheets - December 29, 2002 and
                    December 30, 2001...................................   31

                  Consolidated Statements of Operations - 2002, 2001
                    and 2000............................................   33

                  Consolidated Statements of Shareholders' Equity-
                    2002, 2001 and 2000.................................   34

                  Consolidated Statements of Cash Flows -2002, 2001
                    and 2000............................................   35

                  Notes to Consolidated Financial Statements............   37


              2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

              All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

              3.  EXHIBITS

              See Item 15(c) below.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the three-month period ended December 29, 2002.

         (c)  EXHIBITS

Exhibit
  No                                     Description
-------                                  -----------

3.1(10) Articles of Incorporation of the Registrant, as filed with the Illinois Secretary of State on August 7, 1997.

3.2(13)       Bylaws of the Registrant.

3.3(16)       Bylaws of the Registrant, as amended as of March 21, 2001.

4.3(1)        Specimen Stock Certificate.

4.5(5) Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.

4.6(17)* Shareholder Agreement, dated February 15, 2001, among the Company, ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr.

4.7(17)* Registration Rights Agreement, dated February 15, 2000, among the Company, ValueAct Capital Partners, L.P. and ValueAct Capital Partners II, L.P.

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

10.42(9)*     Form of Incentive Stock Option Agreement, Insurance Auto Auctions,
              Inc. 1995 Supplemental Stock Option Plan.

10.66(2) Facilities Lease Agreement dated January 17, 1992, by and between Melvin R. Martin and MASP.

10.126(5)     Lease, dated December 1, 1993, by and between Allstate Insurance
              Company and BCAC.

10.149(10)*   Form of Change of Control Employment Agreement by and between the
              Company and certain of its executive officers.

10.150 Credit Agreement between the Registrant and LaSalle National Bank dated as of February 15, 2002.

10.151 Rate Swap Agreement pursuant to the Credit Agreement between the Registrant and LaSalle National Bank dated as of March 13, 2002.

10.154(19)*   Insurance Auto Auctions, Inc. Employee Stock Purchase Plan, as
              amended as of June 30, 2001.

10.155(13)    Form of Indemnification Agreement dated as of February 24, 1999 by and between the Company and its Directors and Executive Officers.

10.160(21)*   Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as amended and restated as of June 19, 2002.

10.161(16)*   Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.162(16)*   Employment agreement, dated November 17, 2000, by and between the
              Company and Thomas C. O'Brien.

10.167(18)*   Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

10.168(18)*   Employment Agreement dated April 2, 2001 by and between the
              Company and David R. Montgomery.

10.169(18)*   Employment Agreement dated April 2, 2001 by and between the
              Company and Scott P. Pettit.

10.170(18)*   Separation Agreement dated March 31, 2001 by and between the
              Company and Gaspare G. Ruggirello.

10.171(18)*   Separation Agreement dated April 9, 2001 by and between the
              Company and Donald J. Comis.

10.172(18)*   Separation Agreement dated April 9, 2001 by and between the
              Company and Gerald C. Comis.

10.173(18)*   Separation Agreement dated April 9, 2001 by and between the
              Company and Patrick T. Walsh.

10.176(20)    Consulting Agreement dated April 12, 2001 by and between the
              Company and Donald J. Comis.

10.177(20)    Employment Agreement dated December 11, 2001 and addendum by and between the Company and Edward N. Fares.

10.178(21)*   Insurance Auto Auctions, Inc. 2002 Long Term Incentive Plan

10.179* Employment Agreement dated January 31, 2003 between the Company and Marcia A. McAllister.

21            Subsidiaries of the Registrant.

23            Consent of KPMG LLP.

24            Power of Attorney.

99.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

(8) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on April 11, 1996.

(9) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1997.

(10) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

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

(16) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 2000.

(17) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended April 1, 2001.

(18) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended July 1, 2001.

(19) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 30, 2001.

(20) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended March 31, 2001.

(21) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form S-8 (File No. 0-19594) filed with the SEC on August 5, 2002.

* This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES


Pursuant to the requirements Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INSURANCE AUTO AUCTIONS, INC.

                                     By:        /s/ Thomas C. O'Brien
                                        ----------------------------------------
                                         President and Chief Executive Officer
Date: March 27, 2003


POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas C. O'Brien, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and steward, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March, 2003.


   /s/ Thomas C. O'Brien        President and Chief Executive Officer, Director
-----------------------------   (Principal Executive Officer)
       Thomas C. O'Brien

   /s/ Scott P. Pettit          Senior Vice President, Chief Financial Officer
-----------------------------   and Secretary
       Scott P. Pettit          (Principal Financial Officer)

   /s/ Joseph F. Mazzella       Chairman of the Board of Directors
-----------------------------
       Joseph F. Mazzella

   /s/ Maurice A. Cocca         Director
-----------------------------
       Maurice A. Cocca

   /s/ Susan B. Gould           Director
-----------------------------
       Susan B. Gould

   /s/ Peter H. Kamin           Director
-----------------------------
       Peter H. Kamin

   /s/ Melvin R. Martin         Director
-----------------------------
       Melvin R. Martin

   /s/ Jeffrey W. Ubben         Director
-----------------------------
       Jeffrey W. Ubben

   /s/ John K. Wilcox           Director
-----------------------------
       John K. Wilcox

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Thomas C. O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K of Insurance Auto Auctions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                 /s/ Thomas C. O'Brien
                                      ------------------------------------------
                                      Thomas C. O'Brien, Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Scott P. Pettit, certify that:

1. I have reviewed this annual report on Form 10-K of Insurance Auto Auctions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 27, 2003                   /s/ Scott P. Pettit
                                      ------------------------------------------
                                      Scott P. Pettit, Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Insurance Auto Auctions, Inc.:



We have audited the consolidated financial statements of Insurance Auto Auctions, Inc. and subsidiaries, as listed in Item 15(a)1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002.


                                          KPMG  LLP




Chicago, Illinois
February 28, 2003

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (dollars in thousands except per share amounts)

                                                      DECEMBER 29,  DECEMBER 30,
                                                          2002          2001
                                                      ------------  ------------
ASSETS

Current assets:
     Cash and cash equivalents                          $ 10,027     $ 24,467
     Accounts receivable, net                             45,594       54,674
     Inventories                                          11,158       13,505
     Short-term investments                                    -        2,131
     Other current assets                                  3,571        4,165
                                                        --------     --------
            Total current assets                          70,350       98,942
                                                        --------     --------

Property and equipment, net:
     Land and buildings                                   15,883       11,358
     Furniture and fixtures                                1,900        1,804
     Machinery and equipment                              29,823       29,305
     Leasehold improvements                               29,027       29,737
                                                        --------     --------
                                                          76,633       72,204
     Less accumulated depreciation and amortization       27,291       32,549
                                                        --------     --------
         Net property and equipment                       49,342       39,655

Deferred income taxes                                      7,663        7,827
Investments in marketable securities                           -          512
Intangible assets, net                                     1,710        1,617
Goodwill, net                                            130,474      129,522
Other assets                                                 111          129
                                                        --------     --------

                                                        $259,650     $278,204
                                                        ========     ========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets (continued)



                 (dollars in thousands except per share amounts)

                                                                 DECEMBER 29,      DECEMBER 30,
                                                                     2002              2001
                                                                 ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $  28,656         $  41,451
     Accrued liabilities                                             15,312            12,165
     Obligations under capital leases - current                       2,552                 -
     Current installments of long-term debt                              43            20,040
                                                                  ---------         ---------
         Total current liabilities                                   46,563            73,656
                                                                  ---------         ---------

Deferred income taxes                                                14,835            12,172
Other liabilities                                                     2,736             3,279
Obligation under capital leases - non-current                         1,355                 -
Long-term debt, excluding current installments                           59               103
                                                                  ---------         ---------
         Total liabilities                                           65,548            89,210
                                                                  ---------         ---------

Shareholders' equity:
Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                             -                 -
Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; issued and outstanding
     12,292,599 and 12,162,290 shares as of
     December 29, 2002 and December 30, 2001, respectively               12                12
Additional paid-in capital                                          144,420           142,575
Accumulated other comprehensive income (loss)                          (745)                -
Retained earnings                                                    50,415            46,407
                                                                  ---------         ---------
         Total shareholders' equity                                 194,102           188,994
                                                                  ---------         ---------

                                                                  $ 259,650         $ 278,204
                                                                  =========         =========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                 (dollars in thousands except per share amounts)


                                                            2002           2001           2000
                                                         ---------      ---------      ---------
Revenues:
    Vehicle sales                                        $  71,352      $ 138,427      $ 200,858
    Fee income                                             162,845        154,563        132,318
                                                         ---------      ---------      ---------
                                                           234,197        292,990        333,176
Cost of sales:
    Vehicle cost                                            65,463        131,683        183,404
    Branch cost                                            125,530        122,867        102,791
                                                         ---------      ---------      ---------
                                                           190,993        254,550        286,195
                                                         ---------      ---------      ---------

         Gross profit                                       43,204         38,440         46,981

Operating expense:
    Selling, general and administration                     27,404         28,127         20,373
    Amortization of intangible assets                          307          4,055          3,942
    Business transformation costs                            8,067          3,451              -
    Special charges                                              -          8,016          4,772
                                                         ---------      ---------      ---------

       Earnings (loss) from operations                       7,426         (5,209)        17,894

Other (income) expense:
    Interest expense                                           678          1,788          1,833
    Interest income                                           (275)        (1,025)        (1,717)
                                                         ---------      ---------      ---------

       Earnings (loss) before income taxes                   7,023         (5,972)        17,778

Provision (benefit) for income taxes                         3,015         (1,612)         7,289
                                                         ---------      ---------      ---------

       Net earnings (loss)                               $   4,008      $  (4,360)     $  10,489
                                                         =========      =========      =========

Earnings (loss) per share:
       Basic                                             $     .33      $    (.37)     $     .90
                                                         =========      =========      =========
       Diluted                                           $     .32      $    (.37)     $     .88
                                                         =========      =========      =========

Weighted average shares outstanding:
       Basic                                                12,235         11,940         11,660
       Effect of dilutive securities - stock options           296              -            290
                                                         ---------      ---------      ---------
       Diluted                                              12,531         11,940         11,950
                                                         =========      =========      =========


See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                             (dollars in thousands)


                                             Common Stock
                                      --------------------------
                                                                                      Accumulated
                                                                     Additional          Other                            Total
                                         Number                        Paid-in       Comprehensive      Retained       Shareholders'
                                       of shares         Amount        Capital       Income (Loss)      Earnings          Equity
                                      -----------      ---------     -----------     -------------     -----------      -----------
Balance at December 31, 1999           11,575,010      $      12     $   134,996      $        --      $    40,278      $   175,286
                                      ===========      =========     ===========      ===========      ===========      ===========

Net earnings                                   --             --              --               --           10,489           10,489
Stock options exercised                   131,714             --           1,406               --               --            1,406
Deferred tax related to stock
options exercised                              --             --             389               --               --              389
Shares issued for the employee
   stock purchase plan                      9,212             --             171               --               --              171
                                      -----------      ---------     -----------      -----------      -----------      -----------

Balance at December 31, 2000           11,715,936      $      12     $   136,962      $        --      $    50,767      $   187,741
                                      ===========      =========     ===========      ===========      ===========      ===========

Net loss                                       --             --              --               --           (4,360)          (4,360)
Stock options exercised                   431,305             --           4,904               --               --            4,904
Deferred tax related to stock
options exercised                              --             --             539               --               --              539
Shares issued for the employee
   stock purchase plan                     15,049             --             170               --               --              170
                                      -----------      ---------     -----------      -----------      -----------      -----------

Balance at December 30, 2001           12,162,290      $      12     $   142,575      $        --      $    46,407      $   188,994
                                      ===========      =========     ===========      ===========      ===========      ===========

Net earnings                                   --             --              --               --            4,008            4,008
Other comprehensive income -
   Change in fair value of
   interest rate swap contract
   (net of tax benefit, $467)                  --             --              --             (745)              --             (745)
                                                                                                                        ===========
Comprehensive income                                                                                                          3,263
Stock options exercised                   115,555             --           1,341               --               --            1,341
Deferred tax related to stock
options exercised                              --             --             247               --               --              247
Shares issued for the employee
   stock purchase plan                     14,754             --             257               --               --              257
                                      -----------      ---------     -----------      -----------      -----------      -----------

Balance at December 29, 2002           12,292,599      $      12     $   144,420      $      (745)     $    50,415      $   194,102
                                      ===========      =========     ===========      ===========      ===========      ===========


See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                             (dollars in thousands)

                                                                 2002          2001          2000
                                                               --------      --------      --------
Cash flows from operating activities:
  Net earnings (loss)                                          $  4,008      $ (4,360)     $ 10,489

  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                              9,901        10,649         9,641
       Deferred income taxes                                      3,292          (970)        1,050
       Gain on disposal of property and equipment                  (104)         (439)          (98)
       Special charges                                                -         8,016         4,772
       Loss on change in fair market value of derivative            307             -             -
       Changes in assets and liabilities
          (excluding effects of acquired companies):
            (Increase) decrease in:
               Accounts receivable, net                           9,180        (6,673)       (8,323)
               Inventories                                        2,347        (2,917)        1,410
               Other current assets                                 594        (1,053)       (1,457)
               Other assets                                         (64)          113           109
            Increase (decrease) in:
               Accounts payable                                 (12,795)        3,221         4,183
               Accrued liabilities                                2,289           612          (318)
               Deferred Income taxes                               (465)            -            -
               Income taxes                                           -             -        (1,226)
                                                               --------      --------      --------

                 Total adjustments                               14,482        10,559         9,743
                                                               --------      --------      --------

       Net cash provided by operating activities                 18,490         6,199        20,232
                                                               --------      --------      --------

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)


                             (dollars in thousands)


                                                                   2002          2001          2000
                                                                 --------      --------      --------
Cash flows from investing activities:
     Capital expenditures                                        $(15,241)     $(20,765)     $(12,246)
     Proceeds from sale of investments                              2,643         4,456         3,082
     Proceeds from disposal of property and equipment                 187         4,094           780
     Payments made in connection with acquired
         companies, net of cash acquired                           (1,510)       (6,033)       (9,925)
                                                                 --------      --------      --------

         Net cash used in investing activities                    (13,921)      (18,248)      (18,309)
                                                                 --------      --------      --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                         1,845         5,613         1,966
     Principal payments of long-term debt                         (20,041)          (35)         (137)
     Principal payments - capital leases                             (813)            -             -
                                                                 --------      --------      --------

         Net cash (used in) provided by financing activities      (19,009)        5,578         1,829
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents              (14,440)       (6,471)        3,752

Cash and cash equivalents at beginning of year                     24,467        30,938        27,186
                                                                 --------      --------      --------

Cash and cash equivalents at end of year                         $ 10,027      $ 24,467      $ 30,938
                                                                 ========      ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                $  1,433      $  1,733      $  1,738
                                                                 ========      ========      ========
         Income taxes paid                                       $  2,492      $      7      $  7,972
                                                                 ========      ========      ========
         Income taxes refunded                                   $  3,860      $      -      $      -
                                                                 ========      ========      ========
     Non-cash financing activities:
         Capital leases                                          $  4,720      $      -      $      -
                                                                 ========      ========      ========


See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements





(1)    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

       BACKGROUND

       Insurance Auto Auctions, Inc. (the "Company") operates in a single business segment - providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles.

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

       Beginning in the first quarter of this year, the Company adopted a new presentation format for the Consolidated Statement of Operations. The purpose of this change is to provide greater clarity to current and historic results. The primary change relates to the breakdown of the Company's cost structure among purchase agreement vehicle cost, branch cost and selling, general and administrative operating expenses. The cost of the purchase agreement vehicles sold during the period is presented in the vehicle cost component. Branch cost represents those expenses related to operating individual branches including towing, yard and office labor, branch management, real estate and other related expenses. Selling, general and administrative expenses are now presented separately as well.

       FISCAL PERIODS

       Fiscal years 2002, 2001 and 2000 each consisted of 52 weeks and ended on December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

       REVENUE RECOGNITION

       Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes certain buyer-related fees, which are recognized when payment is received.

       CASH EQUIVALENTS

       Cash equivalents consist principally of commercial paper. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       INVENTORIES

       Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories are charged to operations based upon the specific-identification method.

       ASSET IMPAIRMENT

       As part of an ongoing review of the valuation and amortization of assets, management assesses the carrying value of the Company's assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that an asset will not be recoverable, as determined by an analysis of undiscounted cash flow over the remaining amortization period, the carrying value of the asset would be reduced to its estimated fair market value. In 2002, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. The result of this test did not indicate any impairment.

       USE OF ESTIMATES

       The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results will likely differ from these estimates, but management believes that such differences are not material.


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

       STOCK OPTIONS

       The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

       The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation, including straight-line recognition of compensation cost over the related vesting periods for fixed awards:

                                                 2002      2001        2000
                                               -------   --------    --------
                                                    (dollars in thousands)

       Net earnings (loss) as reported         $ 4,008   $ (4,360)   $ 10,489
       Deduct:  Total stock-based employee
           compensation expense determined
           under the fair value based method
           for all awards, net of related
           tax effects                           1,228      1,339         649
                                               -------   --------    --------

       Pro forma net earnings (loss)           $ 2,720   $ (5,699)   $  9,840
                                               =======   ========    ========

       Pro forma earnings (loss) per share
           Basic                               $   .22   $  (0.47)   $    .84
                                               =======   ========    ========
           Diluted                             $   .22   $  (0.47)   $    .82
                                               =======   ========    ========

       Pro forma information regarding net earnings has been prepared as if the company had accounted for its stock options under the fair value method. The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $10.13, $9.20 and $6.73, respectively, based upon grant date valuations using the Black-Scholes option pricing model with the following weighted average assumptions in 2002, 2001 and 2000: expected dividend yield of 0.0% in all years; expected volatility of .83, .88 and .64, respectively; risk-free interest rate of 2.8%, 4.3% and 5.1%, respectively; and an average expected option life of 4.9, 4.9 and
       5.1 years, respectively.

       The pro forma net earnings and earnings per share amounts reflect only those options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings and earnings per share information presented above because compensation cost is generally recorded over the options' vesting period, generally four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

       EARNINGS PER SHARE

       The Company incurred a net loss for the year ended December 30, 2001, therefore, stock options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive. The number of shares used to calculate diluted per share amounts otherwise would have been increased by 408,000 shares.

       CAPITALIZED SOFTWARE COSTS

       The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       DERIVATIVE FINANCIAL INSTRUMENT

       In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap has been accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The swap has been designated as a cash flow hedge. Changes in fair value of the swap are recorded in other comprehensive income to the extent that the swap is effective as a hedge, until earnings are affected by the variability in cash flows of the hedged item.

       NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. At December 30, 2002, the Company adopted the provisions of SFAS No. 143 and it is not expected to have a material impact on the Company's consolidated financial statements.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 will be applied prospectively to exit and disposal activities initiated by the Company after December 30, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

       In November 2002, the FASB released Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize a liability for the fair value of an obligation assumed under a guarantee. This interpretation also identifies additional disclosures to be made in the interim and annual financial statements of the guarantor about obligations under certain guarantees. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for the Company for the year ended December 29, 2002. Adoption of the disclosure provisions of FIN 45 did not have a material effect on the Company's consolidated financial statements. The Company is currently evaluating the impact of the measurement and recognition provisions of FIN 45, but does not expect that their adoption will have a significant effect on the consolidated financial statements.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123." SFAS No, 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of stock-based employee compensation on reported results in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002, and the Company has included the required disclosures in its consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)    GOODWILL AND INTANGIBLES

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which changes the accounting for goodwill and intangibles with an indefinite life from an amortization method to an impairment only approach. The Company adopted SFAS No. 142 at the beginning of 2002 and ceased amortization of goodwill resulting from acquisitions made prior to June 30, 2001. On that date, goodwill recorded as a result of acquisitions made subsequent to June 30, 2001 was not subject to amortization and, accordingly, the Company did not record any amortization related to goodwill resulting from the October 2001 acquisition of Austin Salvage Pool. In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of 2002. The results of this test did not indicate any impairment. This transitional test will also be used as the Company's annual test. As such, the next annual impairment test will be performed as of January 1, 2003 and will be completed by the end of the 1st quarter 2003.

       Goodwill and other intangibles are recorded at cost and consist of the following at December 29, 2002 and December 30, 2001:

                                           ASSIGNED LIFE       2002       2001
                                           -------------       ----       ----
                                                   (dollars in millions)

           Goodwill                        Indefinite         $130.5     $129.5
           Covenants not to compete        5 to 15 years         1.7        1.6
                                                              ------     ------

                                                              $132.2     $131.1

       Amortization expense for the year ended December 29, 2002 is $0.3 million. Based on existing intangibles, the projected annual amortization expense for 2003, 2004, 2005, and 2006 is $0.4 million and $0.3 million for 2007.

       The following table presents the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of each of the fiscal years displayed below.

                                                          2002          2001            2000
                                                        ---------     ---------      ----------
                                                        (in thousands except per share amounts)
       Net earnings (loss):
           As reported                                  $   4,008     $  (4,360)     $   10,489
           Goodwill amortization, net of tax effect             -         2,847           2,247
                                                        ---------     ---------      ----------
       Adjusted net earnings (loss)                     $   4,008     $  (1,513)     $   12,736
                                                        =========     =========      ==========

       Basic earnings (loss) per share:
           As reported                                  $     .33     $    (.37)     $      .90
           Goodwill amortization, net of tax effect             -           .24             .19
                                                        ---------     ---------      ----------
       Adjusted basic earnings (loss) per share         $     .33     $    (.13)     $     1.09
                                                        =========     =========      ==========

       Diluted earnings (loss) per share:
           As reported                                  $     .32     $    (.37)     $      .88
           Goodwill amortization, net of tax effect             -           .24             .19
                                                        ---------     ---------      ----------
       Adjusted diluted earnings (loss) per share       $     .32     $    (.13)     $     1.07
                                                        =========     =========      ==========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3)    CREDIT FACILITIES

       Long-term debt is summarized as follows:

                                                                           2002      2001
                                                                         --------  --------
                                                                       (dollars in thousands)
       Senior notes payable, unsecured, interest payable at 8.6%
           in semiannual installments through maturity on
           February 15, 2002.                                            $      -  $ 20,000

       Notes payable issued in connection with the acquisition of a subsidiary, interest payable at 8%.
                                                                              102       143
                                                                         --------  --------
                                                                              102    20,143

       Less current installments                                               43    20,040
                                                                         --------  --------

                                                                         $     59  $    103
                                                                         ========  ========



       Total principal repayments required for each of the next five years under all long-term debt agreements are summarized as follows:

                                    (dollars in thousands)
                2003                       $     43
                2004                             47
                2005                             12
                                           --------
                                           $    102
                                           ========


       In February 2002, the Company's $20.0 million Senior Notes matured. This debt was repaid with available cash, cash equivalents, and proceeds from the sale of investments. The Company also entered into a new five-year $20.0 million unsecured credit facility that was expanded to $30.0 million in the second quarter of 2002. The credit facility is a one-year revolver that converts into a four-year term loan carrying a variable rate based on LIBOR. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations (see Note 4). In February 2003, the Company borrowed the full $30.0 million related to this credit facility.

       The credit facility requires the Company to comply with certain covenants such as maintenance of net worth and limitations on debt. As of December 29, 2002, the Company was in compliance with these covenants.


(4)    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. During the year, the Company recorded a non-cash charge of $0.3 million related to the change in fair value for the portion of its interest rate swap agreement which does

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       not qualify for hedge accounting. The Company also recorded $0.7 million as a comprehensive loss related to the change in fair market value of the remaining portion of its interest rate swap agreement which qualifies for hedge accounting.

(5)    INCOME TAXES

       Income tax expense (benefit) is summarized as follows:

                          2002              2001             2000
                        -------           -------           -------
                                  (dollars in thousands)
        Current:
            Federal     $  (161)          $  (530)          $ 5,345
            State          (116)             (111)              900
                        -------           -------           -------
                           (277)             (641)            6,245
                        -------           -------           -------

        Deferred:
            Federal       2,756              (878)              865
            State           536               (93)              179
                        -------           -------           -------
                          3,292              (971)            1,044
                        -------           -------           -------

                        $ 3,015           $(1,612)          $ 7,289
                        =======           =======           =======

       Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes it is more likely than not that a tax benefit will not be realized.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2002 and December 30, 2001 are presented below:

                                                             2002        2001
                                                           --------    --------
                                                          (dollars in thousands)

         Deferred tax assets attributable to:
            Depreciation                                   $  4,017    $  3,216
            State net operating losses carried forward        1,830       1,361
            Inventories                                         736         896
            Change in fair value of interest rate
               swap contract                                    465           -
            Other                                             2,070       3,501
            Valuation allowance                              (1,455)     (1,147)
                                                           --------    --------

            Net deferred tax assets                           7,663       7,827

         Deferred tax liabilities attributable to:
            Intangible assets                               (14,835)    (12,172)
                                                           --------    --------

            Net deferred tax liabilities                   $ (7,172)   $ (4,345)
                                                           ========    ========


       The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the Federal corporate tax rate to earnings (loss) before income taxes as follows:

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                                      2002      2001     2000
                                                    -------   -------   -------
                                                       (dollars in thousands)

        "Expected" income tax expense (benefit)     $ 2,388   $(2,030)  $ 6,045
        State income taxes, net of Federal effect       277      (135)      697
        Nondeductible portion of amortization of
          intangible assets                               -       358       358
        Other                                           350       195       189
                                                    -------   -------   -------

                                                    $ 3,015   $(1,612)  $ 7,289
                                                    =======   =======   =======


(6)    EMPLOYEE BENEFIT PLANS

       The Company adopted the Insurance Auto Auctions, Inc. 1991 Stock Option Plan (the 1991 Plan), as amended, covering 3,100,000 shares of the Company's common stock. The 1991 Plan provides for the grant of incentive stock options to key employees and nonqualified stock options and stock appreciation rights to key employees, directors, consultants and independent contractors. The 1991 Plan expires September 26, 2006. In general, new non-employee directors will automatically receive grants of nonqualified options to purchase 10,000 shares and subsequent grants to purchase 5,000 shares at specified intervals.

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

       Under the Plans, as of December 29, 2002, options to purchase an aggregate of 1,518,075 shares were outstanding at a weighted average exercise price of $14.13 per share and 757,431 shares remained available for future grant.

       Activity under the Plans during 2002, 2001 and 2000 is as follows:

                                                     Weighted                     Weighted                     Weighted
                                                     Average                       Average                     Average
                                          2002       Exercise        2001         Exercise        2000         Exercise
                                         Shares       Price         Shares          Price        Shares          Price
                                         ------       -----         ------          -----        ------          -----
Balance at beginning of year            1,397,000    $  14.48      1,261,000      $  14.20     1,087,000       $   15.01
    Options granted                       377,000       15.75        605,000         13.09       359,000           11.62
    Options canceled                     (140,000)      24.13        (38,000)        18.02       (54,000)          22.12
    Options exercised                    (116,000)      11.62       (431,000)        11.38      (131,000)          10.67
                                       ----------    --------     ----------      --------     ---------       ---------

Balance at end of year                  1,518,000    $  14.13      1,397,000      $  14.48     1,261,000       $   14.20
                                       ==========    ========     ==========      ========     =========       =========

Options exercisable at end of year        596,000                    568,000                     775,000
                                       ==========                 ==========                   =========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       Additional information about options outstanding as of December 29, 2002 is presented below:

                              Options Outstanding          Options Exercisable
                      ---------------------------------   --------------------
                                     Weighted Average
                                   --------------------
                                   Remaining                          Weighted
                                  Contractual             Number      Average
Range of Exercise     Number of       Life     Exercise     of        Exercise
      Price            Options     (in years)    Price    Options       Price
-----------------     ---------   ----------   --------   -------     --------
$7.00 to $10.00          35,000       3.54       8.59      35,000        8.59
10.38 to  13.95         937,000       6.72      12.09     416,000       11.82
14.25 to  22.75         474,000       8.97      15.89      73,000       17.12
28.63 to  37.50          72,000       1.06      31.99      72,000       31.99
                      ---------                          --------
$7.00 to $35.75       1,518,000       7.08      14.13     596,000       14.71
                      =========                          ========

       The Company applies APBO No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for any stock options in the accompanying consolidated financial statements. Had the Company determined compensation expense based upon the fair value at the date of grant, as determined under Statement No. 123, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts summarized below:

                                               2002        2001         2000
                                             --------    --------     ---------

Pro forma earnings (loss) (in thousands)     $  2,720    $ (5,699)    $   9,840
                                             ========    ========     =========
Pro forma earnings (loss) per share
  Basic                                      $    .22    $   (.47)    $     .84
                                             ========    ========     =========
  Diluted                                    $    .22    $   (.47)    $     .82
                                             ========    ========     =========


       The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $10.13, $9.20 and $6.73, respectively, based upon grant date valuations using the Black-Scholes option pricing model with the following weighted average assumptions in 2002, 2001 and 2000: expected dividend yield of 0.0% in all years; expected volatility of .83, .88 and .64, respectively; risk-free interest rate of 2.8%, 4.3% and 5.1%, respectively; and an average expected option life of 4.9, 4.9 and
       5.1 years, respectively.

       The pro forma net earnings and earnings per share amounts reflect only those options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net earnings and earnings per share information presented above because compensation cost is generally recorded over the options' vesting period, generally four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

       The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 2000 to 2002, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plan were $0.8 million in 2002, $0.7 million in 2001 and $0.7 million in 2000.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(7)    RELATED PARTY TRANSACTIONS

       The Company recorded fee income of $2.7 million and $6.4 million, in 2001 and 2000, respectively, related to the consignment sale of vehicles insured by Allstate Insurance Company ("Allstate") and recorded vehicle sales of $23.2 million and $28.8 million, respectively, and cost of sales of $21.8 million and $26.7 million, respectively, related to the purchase of Allstate-insured vehicles under the purchase agreement method. Allstate held 1,667,000 shares of the Company's common stock during the years ended December 31, 2000; such shares were sold by Allstate in February 2001.

       See Note 8 for information about leases involving a member of the Board of Directors.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases its facilities and certain equipment under operating leases with related and unrelated parties, which expire through August 2021. Rental expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, was $20.8 million, $20.3 million and $15.9 million, respectively. The Company leases certain properties from a member of its Board of Directors. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. Rental payments to the related party were $1.3 million, $1.3 million and $1.2 million for 2002, 2001 and 2000, respectively.

       In 2002, the Company began leasing certain equipment under capital leases. Capital lease agreements entered into in 2002 totaled $4.7 million.

       Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at December 29, 2002 are as follows:

                                               OPERATING LEASES
                                             --------------------
                                             UNRELATED    RELATED    CAPITAL
                                              PARTIES     PARTIES     LEASES
                                             ---------    -------    --------
                                                  (dollars in thousands)

 2003                                         $  18,607   $  1,506   $  1,941
 2004                                            15,576      1,442      1,904
 2005                                            12,296      1,067        369
 2006                                            10,198      1,082          -
 2007                                             7,811        512          -
 Thereafter                                      30,614          -          -
                                              ---------   --------   --------
                                              $  95,102   $  5,609   $  4,214
                                              =========   ========
 Less amount representing interest expense                                307
                                                                     --------
 Future capital lease obligation                                     $  3,907
                                                                     ========

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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(9)    ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATIONS

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

       The accumulated post retirement benefit obligation was determined using a discount rate of 6.75% at December 29, 2002, 7.0% at December 30, 2001 and 7.5% at December 31, 2000 and an average health care cost trend rate of approximately 8.5%, progressively decreasing to approximately 5.0% in the year 2010 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

       Reconciliation of funded status as of fiscal year-end:


                                                                    DECEMBER 29, DECEMBER 30,  DECEMBER 31,
                                                                       2002          2001         2000
                                                                    -----------  -----------   -----------
                                                                            (dollars in thousands)
       Medical                                                        $(1,210)     $  (854)     $  (747)
       Life Insurance                                                    (296)        (332)        (290)
                                                                      -------      -------      -------

       Total APBO                                                      (1,506)      (1,186)      (1,037)

       Plan assets                                                         --           --           --
                                                                      -------      -------      -------

       Funded status                                                   (1,506)      (1,186)      (1,037)

       Unrecognized net loss from past experience                      (1,230)      (1,652)      (1,964)
                                                                      -------      -------      -------
       Accrued postretirement benefit cost included in
          other liabilities                                           $(2,736)     $(2,838)     $(3,001)
                                                                      =======      =======      =======
       Reconciliation of accumulated postretirement benefit cost:
          Accrued benefit cost                                        $(2,838)     $(3,001)     $(3,262)
          Income                                                           28           63           84
          Contributions/premium paid                                       74          100          177
                                                                      -------      -------      -------

          Accumulated postretirement benefit cost                     $(2,736)     $(2,838)     $(3,001)
                                                                      =======      =======      =======


       Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.


(10)   SPECIAL CHARGES

       During the first quarter 2001, the Company announced an organizational realignment and recorded special charges of $6.0 million. As part of this plan, the Company recognized $2.4 million in employee termination

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


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

                                                      WORKFORCE    FACILITY      TOWING
                                                      REDUCTION    CLOSINGS     AND OTHER      TOTAL
                                                      ---------    --------     ---------      -----
                                                                  (dollars in thousands)
Special charges recorded in first quarter of 2001      $ 2,376      $ 1,739      $ 1,932      $ 6,047
Utilization of accrual in 2001                          (1,878)      (1,016)      (1,067)      (3,961)
Adjustments recorded  in fourth quarter of 2001           (423)         838         (815)        (400)
                                                       -------      -------      -------      -------
Total accrued special charges at December 30, 2001     $    75      $ 1,561      $    50      $ 1,686
Utilization of accrual in 2002                             (75)        (919)          (7)      (1,001)
                                                       -------      -------      -------      -------
Other                                                        -            -           21           21
                                                       -------      -------      -------      -------
Total accrued special charges at December 29, 2002     $     -      $   642      $    64      $   706
                                                       =======      =======      =======      =======


       The accrued special charges are included as a component of accrued liabilities as of December 29, 2002.

(11)   SUBSEQUENT EVENTS

       On January 10, 2003, the Company acquired Salvage Management Inc. (SMI), an operator of two auto salvage facilities in Buffalo and Rochester, New York, for $2.1 million in cash. The acquisition agreement provides for additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The acquisition was accounted for as a purchase business combination, and the results of operations will be included in the Company's future consolidated financial statements from the date of acquisition.

       On February 15, 2003, the Company borrowed $30.0 million under its credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations. The interest rate swap effectively fixes the Company's interest rate at 5.6%. The aggregate principal balance of the loan will be repaid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.

       In March 2003, the Company signed a purchase agreement to acquire a salvage pool for an initial investment of approximately $3.0 million. The acquisition agreement provides for additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The completion of this agreement is contingent upon the seller's ability to satisfy certain operational requirements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       On March 5, 2003, the Company announced that it had initiated a previously authorized share repurchase program. As of March 14, 2003, the Company had purchased approximately 757,000 shares, of its common stock in the open market, or in block transactions, for a total cost of $7.4 million.


 (12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized unaudited financial data for 2002 and 2001 are as follows:

                                              FIRST         SECOND         THIRD        FOURTH
                                             QUARTER       QUARTER        QUARTER      QUARTER
                                             -------       -------       --------      --------
                                               (dollars in thousands except per share amounts)
       2002
           Revenue                           $ 69,220      $ 59,750      $ 52,786      $ 52,441
           Earnings from operations             2,843         2,773         1,075           735
           Net earnings                         1,512         1,356           639           501
           Basic earnings per share               .12           .11           .05           .04
           Diluted earnings per share             .12           .11           .05           .04

       2001

           Revenue                           $ 77,844      $ 75,514      $ 70,966      $ 68,666
           Earnings (loss) from operations     (2,701)        3,837            25        (6,370)
           Net earnings                        (1,645)        2,171          (206)       (4,680)
           Basic earnings (loss) per share       (.14)          .18          (.02)         (.39)
           Diluted earnings (loss) per share     (.14)          .18          (.02)         (.39)


       The sum of earnings per share for the four quarters of 2002 does not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                                INDEX TO EXHIBITS



Exhibit No.
----------


10.179 Employment Agreement dated January 31, 2003 between the Company and Marcia A. McAllister.

21         Subsidiaries of the Registrant.

23         Consent of KPMG LLP.

24         Power of Attorney.

99.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.