Form 10-K/A
period 2002-12-29
INSURANCE AUTO AUCTIONS INC /CA
filed 2003-04-30
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19594

                                   ----------

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

                                   ----------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No  X
                                         -----   -----

     The aggregate market value of voting stock (based on the closing price as reported by the Nasdaq Stock Market(R)) held by non-affiliates of the Registrant as of June 28, 2002 was approximately $49,549,169. For purposes of this disclosure, shares of Common Stock known to be held by persons who own 5% or more of the shares of outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive. As of March 15, 2003, the Registrant had outstanding 11,548,719 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                INTRODUCTORY NOTE

     The Annual Report on form 10-K for Insurance Auto Auctions, Inc. (the "Company") filed on March 27, 2003 (the "10-K") is hereby amended to include Items 10, 11, 12, and 13, which were not part of the original filing. No other changes have been made to the 10-K.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


DIRECTORS OF THE COMPANY

     Set forth below is information regarding the Directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were or are selected as Directors and their ages as of March 31, 2003:

                                                       YEAR FIRST ELECTED OR
                 DIRECTORS                   AGE        APPOINTED DIRECTOR
                 ---------                   ---       ---------------------

  Thomas C. O'Brien........................   49              2000
  Joseph F. Mazzella.......................   51              1999
  Maurice A. Cocca  (1)(2)(3)..............   59              1997
  Susan B. Gould(2)........................   65              1991
  Peter H. Kamin(1)........................   41              1999
  Philip B. Livingston.....................   46              2003
  Melvin R. Martin.........................   72              1992
  Jeffrey W. Ubben (2)(3)..................   41              2001
  John K. Wilcox (1).......................   67              1998

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

     PETER H. KAMIN became a Director of the Company again in February 2001. Mr. Kamin had previously served as a director from January 1999 through October 2000. In July 2000, Mr. Kamin joined, as a founding partner,

ValueAct Capital Partners, L.P. From January 1992 to July 2000, Mr. Kamin was a Partner of Peak Investment, L.P. Mr. Kamin is also a director of LeCroy, Inc. and One Source Information Services, Inc.

     PHILIP B. LIVINGSTON became a Director of the Company in March 2003. Also in March 2003, Mr. Livingston became Chief Financial Officer and a member of the Board of Directors of World Wrestling Entertainment, Inc. World Wrestling Entertainment, Inc. is an integrated media and entertainment company. Mr. Livingston served as President and Chief Executive Officer of Financial Executives International (FEI) from January 1999 to April 2003. From 1995 to 1998 Mr. Livingston served as Senior Vice President and Chief Financial Officer of Catalina Marketing Corporation.

     MELVIN R. MARTIN has been a Director of the Company since January 1992. Since December 1992, Mr. Martin has been a General Partner of MRM Investments Limited Partnership, owners and operators of rental properties.

     JEFFREY W. UBBEN became a Director of the Company in February 2001. Mr. Ubben is the founder and Managing Partner of ValueAct Capital Partners, L.P., an investment partnership focused primarily on making a limited number of investments in small capitalization public companies. From 1995 to 2000, Mr. Ubben was Managing Partner of Blum Capital Partners. Mr. Ubben also serves on the Board of Martha Stewart Living Omni-media.

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

     Based solely upon a review of the copies of such reports furnished to the Company and written representations from such Officers, Directors and greater than ten percent shareholders, all Section 16(a) filing requirements applicable to the Company's Directors, Executive Officers and greater than ten percent shareholders have been met, except Messrs, Doder, Kerley, Fares, Montgomery and O'Brien were late on one occasion in filing their Form 4 "Statement of Changes in Beneficial Ownership".

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTORS' COMPENSATION

     Effective in 2003, Non-employee Directors are entitled to receive an annual retainer fee of $22,000, a $1,000 fee for each regularly scheduled Board meeting attended in person, a $500 fee for each committee meeting attended in person; a $250 fee for each board and committee meeting attended by phone, an annual fee of $3,000 if such non-employee Director served as the Chairperson of the Compensation or Governance Committee and an annual fee of

$10,000 if such non-employee Director served as the Chairperson of the Audit Committee. Non-employee Directors are also reimbursed for expenses incurred in attending such meetings. Employee directors are not compensated for their services as directors of the Company.

     Each non-employee Director is also eligible to receive periodic option grants for shares of the Company's Common Stock pursuant to the automatic option grant program in effect under the Company's 1991 Stock Option Plan as amended and restated. Under this automatic option grant program, each individual who becomes a non-employee Board member is granted an option to purchase 10,000 shares of Common Stock on the date such individual joins the Board. In addition, each non-employee Director is also entitled to receive an automatic option to purchase 5,000 shares of Common Stock on the last business day of the second quarter of each fiscal year during which such individual continues to serve on the Board. Each automatic option grant becomes exercisable in four successive quarterly installments with the first such installment to become exercisable on the last day of the fiscal quarter immediately following the date of grant, provided the non-employee Director continues to serve on the Board. However, each option will become immediately exercisable for all of the option shares in the event of a change of control of the Company.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2002, Mr. Martin received no compensation pursuant to the agreement.

EXECUTIVE COMPENSATION

     The following Summary Compensation Table provides certain summary information concerning the compensation earned, for services rendered in all capacities to the Company and its subsidiaries during each of the last three years, by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers in 2002. The individuals whose compensation is disclosed in the following tables are hereafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                              ANNUAL COMPENSATION               ------------
                                             -------------------------------------------------   SECURITIES
   NAME AND PRINCIPAL                                                          OTHER ANNUAL      UNDERLYING         ALL OTHER
        POSITION                  YEAR       SALARY($)(1)       BONUS($)      COMPENSATION($)    OPTIONS(#)      COMPENSATION($)
------------------------      ------------   ------------     ------------   -----------------  -------------    ----------------
Thomas C. O'Brien .............   2002        350,000              --            18,000(2)         60,000(3)         8,000(4)
President and Chief               2001        343,000(5)           --            18,000(2)           --              4,000(4)
Executive Officer                 2000          4,000(6)           --             2,000(2)        300,000(7)          --

Edward N. Fares ...............   2002        170,000(8)           --            18,000(2)         60,000(3)(9)      6,000(4)
Sr. Vice President, Chief         2001           --                --              --                --               --
Information Officer               2000           --                --              --                --               --

Donald  J. Hermanek ...........   2002        200,000              --            18,000(2)         30,000(3)         7,000(4)
Sr. Vice President - Sales        2001        191,000(5)           --            18,000(2)         40,000            3,000(4)
and Marketing                     2000         59,000            35,000           4,000(2)         25,000             --

David R. Montgomery ...........   2002        232,000              --            18,000(2)         30,000(3)         7,000(4)
Sr. Vice President and            2001        156,000            25,000          13,000(2)        100,000(10)        3,000(4)
Chief Operating Officer           2000           --                --              --                --               --

Scott P. Pettit ...............   2002        205,000              --            18,000(2)         30,000(3)         7,000(4)
Sr. Vice President, Chief         2001        135,000            35,000          13,000(2)        100,000(11)        3,000(4)
Financial Officer & Secretary     2000           --                --              --                --               --

---------

     1. Includes salary deferred under the Company's 401(k) Plan and Section 125 Plan. All amounts are rounded to the nearest thousand.

     2.   Automobile allowance.

     3. Grants for options to purchase shares of common stock at a price of $15.50 per share pursuant to a resolution adopted by the Board of Directors on December 4, 2002.

     4. Represents matching contributions that the Company made to its 401(k) Plan on behalf of the Named Officer.

     5. Payroll period changed from pay-to-date to one week in arrears in July 2001, resulting in the loss of one week's worth of compensation in 2001 for personnel who were employed for the full year. This compensation will be made up when the employee leaves the Company.

     6. Mr. O'Brien became an employee on November 28, 2000. The salary paid to Mr. O'Brien for the 2000 fiscal year was based on his employment agreement dated November 17, 2000.

     7. Mr. O'Brien received a grant for options to purchase 300,000 shares of common stock at a price of $10.81 per share pursuant to his employment agreement dated November 17, 2000

     8. Mr. Fares became an employee on January 7, 2002. The salary paid to Mr. Fares for the 2002 fiscal year was based on his employment agreement dated November 17, 2002.

     9. Mr. Fares received a grant for options to purchase 30,000 shares of common stock at a price of $15.51 per share pursuant to his employment agreement dated December 11, 2001. Mr. Fares also received a grant for options to purchase 30,000 shares of common stock at a price of $15.50 per share pursuant to a resolution adopted by the Board of Directors on December 4, 2002.

     10. Mr. Montgomery received a grant for options to purchase 100,000 shares of common stock at a price of $12.44 per share pursuant to his employment agreement dated April 2, 2001.

     11. Mr. Pettit received a grant for options to purchase 100,000 shares of common stock at a price of $12.44 per share pursuant to his employment agreement dated April 2, 2001.

STOCK OPTIONS

     The following table sets forth information with respect to the Named Officers concerning grants of stock options made during 2002.


                                                     OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED ANNUAL RATES OF STOCK
                                              INDIVIDUAL GRANTS                             PRICE APPRECIATION FOR OPTION
                                                                                                        TERM
                        ---------------------------------------------------------------    --------------------------------
                         NUMBER OF
                         SECURITIES        % OF TOTAL
                         UNDERLYING     OPTIONS GRANTED
                          OPTIONS       TO EMPLOYEES IN      EXERCISE
NAME                      GRANTED            FISCAL            PRICE       EXPIRATION
                          (#) (1)           YEAR (2)        ($/SH) (3)        DATE          5%($)(4)           10%($)(4)
                       ---------------  -----------------   ------------  -------------   ------------        -----------
Thomas C. O'Brien          60,000            16.1              $15.50      12/16/2012       $584,872          $1,482,180
Edward N. Fares            30,000             8.0               15.50      12/16/2012        292,436             741,090
                           30,000             8.0               15.51      01/07/2012        292,625             741,568
Donald J. Hermanek         30,000             8.0               15.50      12/16/2012        292,436             741,090
David R. Montgomery        30,000             8.0               15.50      12/16/2012        292,436             741,090
Scott P. Pettit            30,000             8.0               15.50      12/16/2012        292,436             741,090

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

(2) Based upon options to purchase an aggregate of 372,650 shares granted to employees in 2002.

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

     The following table sets forth information with respect to unexercised options held as of the end of the 2002 fiscal year by the Named Officers. No stock appreciation rights were outstanding at the end of 2002.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                       OPTIONS AT FISCAL YEAR-END(#)    FISCAL YEAR-END ($)(1)(2)
                                       -----------------------------    -------------------------
                 NAME                   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                 ----                   -----------   -------------    -----------   -------------
         Thomas C. O'Brien..........      150,000        210,000        $790,050        $824,850
         Edward N. Fares...........            --         60,000              --          34,500
         Donald J. Hermanek......          22,500         72,500          22,420          82,660
         David R. Montgomery....           25,000        105,000          91,050         290,550
         Scott P. Pettit...............    25,000        105,000          91,050         290,550

----------

(1) "In-the-money" options are options whose exercise price was less than the market price of the Common Stock on December 29, 2002, the last day of the 2002 fiscal year.

(2) Based upon the market price of $16.08 per share, which was the closing price per share of the Company's Common Stock on the Nasdaq National Market(R) on December 27, 2002, less the exercise price payable per share.


EMPLOYMENT CONTRACTS

     The following is a description of the employment or consulting agreements in effect between the Company and the Named Officers.

     The compensation paid to Thomas C. O'Brien, President and Chief Executive Officer of the Company, for the 2002 fiscal year was based on a November 17, 2000 employment agreement (the "O'Brien Agreement"). Under the O'Brien Agreement, Mr. O'Brien is entitled to an annual base salary of $350,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Mr. O'Brien will be entitled to receive in excess of 40% of his annual salary as a performance incentive if his performance exceeds the goals and objectives determined by the Board. Also, pursuant to the O'Brien Agreement, the Company granted Mr. O'Brien an option to purchase 300,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. O'Brien's completion of one year of service.

     The compensation paid to Edward N. Fares, Sr. Vice President and Chief Information Officer, for the 2002 fiscal year was based on a December 11, 2001 employment agreement (the "Fares Agreement"). Under the Fares Agreement, Mr. Fares is entitled to an annual base salary of $170,000 and a performance incentive bonus of 30% of his annual salary based upon the achievement of objectively quantifiable and measurable goals. Also, pursuant to the Fares Agreement, the Company granted Mr. Fares an option to purchase 30,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. Fares' completion of one year of service.

     The compensation paid to Donald J. Hermanek, Sr. Vice President, Sales and Marketing, was based on an arrangement between Mr. Hermanek and the Company at the time of his employment on September 5, 2000. Mr. Hermanek entered into a Change of Control and Employment Agreement ("the "Hermanek Agreement") at that time, however, the Hermanek Agreement did not specify an annual base salary amount. Mr. Hermanek received no options to purchase shares of the Company's common stock pursuant to this agreement.

     The compensation paid to David R. Montgomery, Sr. Vice President and Chief Operating Officer, for the 2002 fiscal year was based on an April 2, 2001 employment agreement (the "Montgomery Agreement"). Under the Montgomery Agreement, Mr. Montgomery is entitled to an annual base salary of $225,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Montgomery Agreement, the Company paid Mr. Montgomery a signing bonus of $25,000. Also, pursuant to the Montgomery Agreement, the Company granted Mr. Montgomery an option to purchase 100,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. Montgomery's completion of one year of service.

     The compensation paid to Scott P. Pettit, Sr. Vice President and Chief Financial Officer, for the 2002 fiscal year was based on an April 2, 2001 employment agreement (the "Pettit Agreement"). Under the Pettit Agreement, Mr. Pettit is entitled to an annual base salary of $195,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Pettit Agreement, the Company paid Mr. Pettit a signing bonus of $35,000. Also, pursuant to the Pettit Agreement, the Company granted Mr. Pettit an option to purchase 100,000 shares of the Company's Common Stock. The option becomes exercisable in four equal annual installments with the first such installment exercisable upon Mr. Pettit's completion of one year of service.

     Additionally, each of the agreements for the above Named Officers has a Change of Control provision that provides that in the event that the Named Officer's employment with the Company is terminated involuntarily or without cause within two (2) years of the effective date of a change in control, the above Named Officer shall be entitled to receive 18 months worth of Base Salary, accrued obligations, plus continued coverage for the Named Officer and his beneficiaries under the Company's health benefit plans for up to 18 months unless the Named Officer first obtains full time employment elsewhere and provided, however, that the Named Officer properly elects coverage pursuant to COBRA.

EXECUTIVE SEVERANCE PLAN

     Effective August 9, 2000, the Company entered into an Executive Severance Plan for Officers with each of the Executive Officers. A general description of the terms and conditions of the Executive Severance Plan follows.

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

CHANGE OF CONTROL EMPLOYMENT AGREEMENTS

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

REPORT OF COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors has general responsibility for establishing the compensation payable to the Company's executive officers, including the Chief Executive Officer, and has the sole and exclusive authority to administer the Company's stock option plans.

     GENERAL COMPENSATION POLICY. The Committee's fundamental policy is to offer the Company's executive officers competitive compensation opportunities based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. Accordingly, each executive officer's compensation package consists of: (i) base salary (ii) annual incentive compensation and (iii) long-term stock-based incentive compensation.

     BASE SALARY. The Compensation Committee strives to set base salaries at levels competitive to those provided to executives with similar responsibilities in businesses comparable to the Company. In determining base salaries of the Company's executive officers, the Compensation Committee considered the performance of each executive, the nature of their responsibilities and the Company's general compensation practices. While several executives have employment agreements that set certain base salary levels, we believe that the 2002 salaries reflect the foregoing. Pursuant to the terms of his employment agreement, Mr. O'Brien was paid a salary of $350,000 for 2002.

     ANNUAL INCENTIVE COMPENSATION. Annual bonuses are payable to Executive Officers of the Company based upon the achievement of objectively quantifiable and measurable goals and objectives determined in advance by the Compensation Committee. Mr. O'Brien did not receive an annual bonus in 2002. None of the other Named Officers received an annual bonus in 2002.

     LONG-TERM STOCK-BASED INCENTIVE COMPENSATION. The Company makes stock option grants that in general are designed to align the interests of the executive officers with those of the shareholders and provide each officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Option grants are typically made at the initial employment of the executive and reviewed periodically thereafter. The number of shares underlying the options are based upon the level of the officer's responsibilities and internal comparability considerations.

     Option grants allow the officer to acquire shares of Common Stock at a fixed price per share (the closing price on the date preceding the grant date) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a one-year or four-year period, contingent upon the executive officer's continued service relationship with the Company. Accordingly, the option will typically provide a return to the executive officer only if he or she remains a service provider to the Company, and then only if the market price of the Company's Common Stock appreciates over the option term.

     Mr. O'Brien was granted an option to purchase 60,000 shares of Company common stock in 2002 at an exercise price of $15.50 per share. The option will vest in equal annual installments over the next four years and will expire on December 16, 2012 unless otherwise exercised, canceled, terminated or extended.

     LONG TERM INCENTIVE PLAN. In 2001, the Board adopted the 2001 Long Term Incentive plan (the "LTI"). The LTI is designed to provide incentives for certain of the company's key executives to achieve certain earnings and profitability targets by the end of the calendar year 2003. Provided that the participants, as defined therein, should attain at least 90% of the predetermined targets, cash payments will be made to each participant in scheduled amounts up to 110% of the expected payouts.

     In the event a participant's employment ceases with the Company by reason of death or disability, that participant or his beneficiaries, shall be entitled to receive the payout amount if the overall performance targets are reached and payouts are earned. In the event of a change in control, the LTI shall automatically terminate and all payments shall be made to each participant in accordance with the LTI's payout schedule.

     TAX LIMITATION. Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly-held corporations for compensation exceeding $1 million paid to certain of the Company's executive officers. It is not expected that the cash compensation to be paid to the Company's executive officers for fiscal 2002 will exceed the $1 million limit per officer. In addition, the Company's 1991 Stock Option Plan as amended and restated limits the maximum number of shares of common stock for which any one participant may be granted stock options over the remaining term of the plan so that any compensation deemed paid to an executive officer when he or she exercises an outstanding option under that Plan will qualify as performance-based compensation which will not be subject to the $1 million limitation.

                             COMPENSATION COMMITTEE

        Maurice A. Cocca          Susan B. Gould       Jeffrey W. Ubben

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Mr. Cocca, Ms. Gould and Mr. Ubben. Neither of these individuals was at any time during the fiscal year ended December 29, 2002 or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

PERFORMANCE GRAPH

     The graph set forth below compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return of (i) the Nasdaq Stock Market-US Companies Index and (ii) the Nasdaq Stock Market SIC Peer Group 5000-5099 Index (which includes companies listed on Nasdaq that are primarily engaged in the wholesale distribution of durable goods) for the five-year period from December 31, 1997 through December 31, 2002. This graph assumes the investment of $100 on December 31, 1997 in the Company's Common Stock, the Nasdaq Stock Market Index and the Nasdaq SIC Peer Group index and assumes the reinvestment of dividends, if any.

     The comparisons shown in the graph below are based upon historical data and the Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock.

                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                    AMONG NASDAQ STOCK MARKET - US COMPANIES,
                 NASDAQ STOCK MARKET SIC PEER GROUP 5000 - 5099
                        AND INSURANCE AUTO AUCTIONS, INC.

Total Return Index for:
----------------------

                              12/31/97     12/31/98      12/31/99     12/31/00      12/31/01     12/31/02
                              --------     --------      --------     --------      --------     --------
Insurance Auto Auctions, Inc.   100.0        103.3         137.0        104.3         126.2        139.8
Nasdaq Stock Market             100.0        141.0         261.5        157.8         125.2         87.4
Peer Groups                     100.0         96.4         109.5         78.6         100.0         69.7

     Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by the Company under those statutes, the Compensation Committee Report on Executive Compensation and Performance Graph are not to be incorporated by reference into any of those prior or future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                             OWNERSHIP OF SECURITIES

     The following table sets forth certain information known to the Company regarding the ownership of the Company's Common Stock as of March 31, 2003 for
(i) each Director, (ii) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (iii) any other Named Officer and (iv) all officers and Directors of the Company as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                            NUMBER OF           PERCENT OF TOTAL
            NAME AND ADDRESS                                  SHARES          SHARES OUTSTANDING(1)
------------------------------------------------            ----------        --------------------
ValueAct Capital Partners. L.P.(2)(10)(11) .....             2,243,057                  19.4%
   One Financial Center, Suite 1600
   Boston, MA 02111

Farallon Capital Management, L.L.C.(3) .........             1,827,300                  15.8%
    One Maritime Plaza, Suite 1325
    San Francisco, CA 94111

Wallace R. Weitz & Co. (4) .....................               881,800                   7.6%
   1125 S. 103rd St., Ste 600
   Omaha, NE 68124-6008

Dimensional Fund Advisors (5) ..................               831,400                   7.2%
   1299 Ocean Ave., 11th Fl ....................
   Santa Monica, CA 90401

Frist Capital Management(6) ....................               650,000                   5.6%
  3100 West End Avenue, Suite 500
  Nashville, TN 37203

Liberty Wanger Asset Management, L.P. (9) ......               619,000                   5.4%
   227 West Monroe Street, Suite 3000
   Chicago, Illinois 60606

Peter H. Kamin(2)(10) ..........................             2,256,557                  19.5%
Jeffrey W. Ubben (2)(11) .......................             2,198,100                  19.0%
Thomas C. O'Brien(12) ..........................               150,767                   1.3%
Peter B. Doder(12) .............................                60,000                     *
Marcia A. McAllister (12) ......................                45,000                     *
Joseph F. Mazzella (12) ........................                44,500                     *
Melvin R. Martin (12) ..........................                40,125                     *
Maurice A. Cocca (12) ..........................                61,500                     *
Susan B. Gould (12) ............................                31,402                     *
David R. Montgomery(12) ........................                50,859                     *
Scott P. Pettit(12) ............................                51,485                     *
John K. Wilcox  (12) ...........................                24,500                     *
Donald J. Hermanek(12) .........................                32,647                     *
Edward N. Fares(12) ............................                 7,680                     *
Sidney L. Kerley(12) ...........................                 2,500                     *
All officers (including Named Officers) and
   Directors as a group (15 persons)(13) .......             2,828,022                  23.5%

----------
    *   Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 11,548,719 shares of common stock were outstanding on March 31, 2003, reflecting the net shares outstanding after the Company's share repurchase. This percentage includes any shares of common stock of which such individual or entity had the right to acquire beneficial ownership within sixty days of March 31, 2003, including but not limited to the exercise of an option; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Such calculation is required by General Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(2) Such information was based on Schedule 13D filed jointly by ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), VA Partners, L.L.C ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr., Peter H. Kamin (collectively, the "Reporting Persons") on March 19, 2003 and reflects stock held as of March 12, 2003. Messrs. Hamel, Kamin and Ubben are each Managing Members, principal owners and controlling persons of VA Partners and directors and principal executive officers of ValueAct International. Shares beneficially owned by each of ValueAct Partners, ValueAct Partners II and ValueAct International, are reported as beneficially owned by VA Partners, as investment manager or General Partner of each of such investment partnerships, and by the Managing Members as controlling persons of the General Partner. VA Partners and the Managing Members also, directly or indirectly, may own interests in one or both of such partnerships from time to time. By reason of such relationships each of the partnerships is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of common stock with VA Partners and the Managing Members. ValueAct Partners is the beneficial owner of 1,735,310 shares of common stock, representing approximately 14.17% of the Company's outstanding common stock. ValueAct Partners II is the beneficial owner of 165,090 shares of common stock, representing approximately 1.35% of the Company's outstanding common stock. ValueAct International is the beneficial owner of 284,000 shares of common stock, representing 2.32% of the Company's outstanding common stock. VA Partners, Mr. Ubben , Mr. Kamin and Mr. Hamel may be deemed the beneficial owner of an aggregate of 2,184,6000 shares of the Company's common stock, representing approximately 17.84% of the Company's outstanding common stock. In addition to the 1,184,600 shares of the Company's common stock which Mr. Kamin may be deemed to beneficially own by reason of his being a Managing Member, Mr. Kamin also personally owns 58,457 shares of common stock (or when combined with the 2,184,200 shares of common stock he may be deemed to beneficially own by reason of his being a Managing Member, 18.32% of the Company's common stock). Also includes 27,000 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated that are exercisable on March 31, 2003 or will become exercisable within 60 days after that date consisting of (a) 13,500 options granted to Mr. Kamin and (b) 13,500 options granted to Mr. Ubben. These 27,000 stock options were assigned to ValueAct Partners by Messrs. Kamin and Ubben. The options are owned directly by ValueAct Partners and indirectly by ValueAct Partners II and ValueAct International, as general partners of ValueAct Partners, and indirectly by Messrs. Kamin and Ubben as managing members and controlling persons of VA Partners. In addition to the 2,184,600 shares of common stock of which VA Partners and each of the Managing Members may be deemed to be the beneficial owners, Mr. Kamin owns and has sole voting power to vote and dispose of 58,457 shares of common stock.

(3) Such information is based on a Schedule 13G filed jointly by Farallon Capital Management, L.L.C. with the SEC on June 6, 2002 and reflects stock held as of May 30, 2002. According to such Schedule 13G/A, the managing members of Farallon Capital Management, L.P. and managing members of Farallon Partners, L.L.C., named therein, have shared voting and dispositive power for all the shares.

(4) Such information is based on a Schedule 13G filed by Wallace R. Weitz & Co. with the SEC on January 17, 2003 and reflects stock held as of December 31, 2002 . According to such Schedule 13G, Wallace R. Weitz & Co. has sole voting and dispositive power for all the shares.

(5) Such information is based on a Schedule 13G filed by the Dimensional Fund Advisors, Inc. ("Dimensional") with the SEC on February 10, 2003 and reflects stock held as of December 31, 2002. According to such Schedule 13G, Dimensional has sole voting and dispositive power over all the shares.

(6) Such information is based on a Schedule 13G filed by Thomas F. Frist II with the SEC on March 21, 2003 and reflects stock held as of March 12, 2003. According to such Schedule 13G, Mr. Frist has sole voting and dispositive power over all the shares

(9) Such information is based on a Schedule 13G/A filed by Liberty Wanger Asset Management, L.P. and WAM Acquisition GR, Inc. (the "Reporting Persons"), with the SEC on February 14, 2003 and reflects stock held as of December 31, 2002. According to such Schedule 13G, the Reporting Persons have shared voting and dispositive power for all the shares.

(10) Includes 58,457 shares of Common Stock over which Mr. Kamin has sole voting and dispositive power and 2,243,057 shares owned by ValueAct Partners over which Mr. Kamin shares voting and dispositive power. Peter H. Kamin, a director of the Company, has the sole power to vote or dispose of 58,457 shares of Common Stock by reason of his position as Partner and managing member of ValueAct Partners. Such information is based on a Schedule 13D filed with the SEC on March 19, 2003. Also includes 13,500 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated to Mr. Kamin that are exercisable on March 31, 2003 or will become exercisable within 60 days after that date. All 13,500 options were assigned to ValueAct Partners. The options are owned directly by ValueAct Partners and indirectly by VA Partners, as general partner of ValueAct Partners, and indirectly by Mr. Kamin as a managing member and controlling person of VA Partners. Mr. Kamin disclaims beneficial ownership for these options.

(11) Includes 2,243,057 shares owned by ValueAct Partners over which Mr. Ubben shares voting and dispositive power. Also includes 13,500 stock options to purchase shares of common stock granted under the 1991 Stock Option Plan as amended and restated to Mr. Ubben that are exercisable on March 31, 2002 or will become exercisable within 60 days after that date. All 13,500 options were assigned to ValueAct Partners. The options are owned directly by ValueAct Partners and indirectly by VA Partners, as general partner of ValueAct Partners, and indirectly by Mr. Ubben as a managing member and controlling person of VA Partners. Mr. Ubben disclaims beneficial ownership for the options.

(12) Includes that portion of options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are exercisable on March 31, 2003 or will become exercisable within 60 days after that date: Mr. O'Brien - 150,000 shares; Mr. Doder - 60,000 shares; Mr. Mazzella - 42,500 shares; Mr. Martin - 29,500 shares; Mr. Cocca - 21,500 shares; Ms. Gould - 24,500 shares; Mr. Montgomery - 50,000 shares; Mr. Pettit - 50,000 shares; Mr. Wilcox - 19,500 shares; Mr. Hermanek - 32,647 shares; Mr. Fares - 7,500 shares and Mr. Kerley - 2,500 shares.

(13) Includes options to purchase shares of Common Stock granted under the 1991 Stock Option Plan that are currently exercisable or will become exercisable within 60 days after March 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION
                          YEAR ENDED DECEMBER 29, 2002

                                                                                                Number of Securities
                                                                                              Remaining Available for
                                       Number of Securities to be      Weighted-Average        Future Issuance Under
                                        Issued Upon Exercise of       Exercise Price of      Equity Compensation Plans
                                          Outstanding Options,       Outstanding Options,      (excluding securities
  Plan Category                           Warrants and Rights        Warrants and Rights      reflected in column (a))
  ----------------------------------- ----------------------------- ----------------------- -----------------------------
                                                  (a)                        (b)                        (c)
  ----------------------------------- ----------------------------- ----------------------- -----------------------------
  Equity compensation plans
  approved by security holders                  1,509,265                  $14.24                     681,991
  (Amended and Restated 1991 Stock
  Option Plan)
  ----------------------------------- ----------------------------- ----------------------- -----------------------------
  Equity compensation plans not                    41,997                  $10.37                      39,440
  approved by security holders
  (1995 Supplemental Plan)
  ----------------------------------- ----------------------------- ----------------------- -----------------------------
  Total                                         1,551,262                                             721,431
  ----------------------------------- ----------------------------- ----------------------- -----------------------------

1995 SUPPLEMENTAL PLAN

     In 1995, the Board adopted the 1995 Supplemental Stock Option Plan (the "1995 Plan") which provides for grants of stock options to non-executive employees and consultants of the Company. Executives of the Company are specifically precluded from participation in the 1995 Plan. The 1995 Plan was not submitted to the shareholders for approval and shall terminate October 1, 2005.

     The 1995 Plan is administered by a committee of the Board of Directors, which committee is responsible for, among other things, determining the eligible participants under the plan, setting the exercise price of options granted, and amending the plan from time to time as the committee deems necessary.

     In the event of any Corporate Transaction, and subject to certain other restrictions, each outstanding option shall automatically accelerate so that each such option shall, immediately prior the effective date of the Corporate Transaction, become fully exercisable for all of the shares of common stock at the time subject to such option and may be exercised for any or all of those shares as fully-vested shares of common stock. A Corporate Transaction is defined as any stockholder approved transaction to which the Company is a party such as a merger or consolidation in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or person different from the person holding those securities immediately prior to such transaction; or the sale, transfer or other disposition of all or substantially all of the Company's assets in complete liquidation or dissolution of the Company.

     There were 200,000 shares initially authorized for grant in the 1995 Plan. There are now 39,440 shares available for grant. The Company has not awarded an option under the plan since April 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     M & M Acquisition. In January 1992, the Company purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc. ("M & M"), and acquired an option to purchase the original 35 acres of land on which M & M's operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of such auto salvage operation, was elected a Director of the Company in January 1992. The Company is required to pay rent to Mr. Martin during the 10-year term of the lease relating to the real property owned by Mr. Martin. In 2002, the Company paid $368,640 pursuant to the lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

     Mr. Martin and the Company are parties to an agreement for services pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. In 2002, Mr. Martin received no compensation pursuant to the agreement.

     Dallas, Texas Lease. The Company leases certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 2002, the Company paid $468,000 in rent under this lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

     On February 15, 2001, the Company entered into a Shareholder Agreement (the "Shareholder Agreement") with ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin, and George F. Hamel (the "ValueAct Shareholders"). Pursuant to the terms of the Shareholder Agreement, Mr. Kamin and Mr. Ubben were elected as members of the Board in 2001.

                                   SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSURANCE AUTO AUCTIONS, INC.

                                   By:    /s/ Thomas C. O'Brien
                                       ------------------------------------
                                       President and Chief Executive Officer
Date: April 30, 2003

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Thomas C. O'Brien, certify that:

1. I have reviewed this annual report on Form 10-K/A of Insurance Auto Auctions, Inc.;

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

Date:  April 30, 2003             /s/ Thomas C. O'Brien
                                  ------------------------------------------
                                  Thomas C. O'Brien, Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002
  (PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED)

I, Scott P. Pettit, certify that:

1. I have reviewed this annual report on Form 10-K/A of Insurance Auto Auctions, Inc.;

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


Date April 30, 2003                   /s/ Scott P. Pettit
                                      ----------------------------------------
                                      Scott P. Pettit, Chief Financial Officer