Form 10-Q
period 2003-03-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2003-05-14
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act.)      Yes |_|  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003:


               Class                                      Outstanding
               -----                                      ------------

   Common Stock, $0.001 Par Value                      11,548,719 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                               PAGE NUMBER

PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Statements of Operations for the
              Three Month Periods ended March 30, 2003 and March 31, 2002...................      3
         Condensed Consolidated Balance Sheets
              as of March 30, 2003 and December 29, 2002....................................      4
         Condensed Consolidated Statements of Cash Flows for the
              Three Month Periods ended March 30, 2003 and March 31, 2002 ..................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      9
         Overview...........................................................................      9
         Critical Accounting Policies.......................................................      9
         Results of Operations..............................................................     10
         Financial Condition and Liquidity..................................................     11
         Factors That May Affect Future Results.............................................     12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     14

Item 4.  Controls and Procedures............................................................     15

PART II. OTHER INFORMATION..................................................................     15

Item 1.  Legal Proceedings..................................................................     15

Item 2.  Changes in Securities and Use of Proceeds..........................................     15

Item 3.  Defaults upon Senior Securities....................................................     15

Item 4.  Submission of Matters to a Vote of Security Holders................................     15

Item 5.  Other Information..................................................................     15

Item 6.  Exhibits and Reports on Form 8-K...................................................     15

SIGNATURE    ...............................................................................     16

CERTIFICATION  .............................................................................     17

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                            THREE MONTH PERIODS ENDED
                                                            -------------------------
                                                            MARCH 30,        MARCH 31,
                                                              2003             2002
                                                            --------------------------
                                                                   (Unaudited)
Revenues:
     Vehicle sales                                         $  13,304          $  27,751
     Fee income                                               42,736             41,469
                                                           ---------          ---------
                                                              56,040             69,220
Cost of sales:
     Vehicle cost                                             11,771             26,057
     Branch cost                                              32,964             31,192
                                                           ---------          ---------
                                                              44,735             57,249
                                                           ---------          ---------

         Gross profit                                         11,305             11,971

Operating expense:
     Selling, general and administration                       7,168              7,179
     Business transformation costs                               797              1,949
                                                           ---------          ---------

         Earnings from operations                              3,340              2,843

Other (income) expense:
     Interest expense                                             55                248
     Other income                                                (79)               (57)
                                                           ---------          ---------

         Earnings before income taxes                          3,364              2,652

Provision for income taxes                                     1,388              1,140
                                                           ---------          ---------

         Net earnings                                      $   1,976          $   1,512
                                                           =========          =========

Net earnings per share:
     Basic                                                 $     .16          $     .12
                                                           =========          =========
     Diluted                                               $     .16          $     .12
                                                           =========          =========

Weighted average shares outstanding:
     Basic                                                    12,045             12,198
     Effect of dilutive securities --stock options                96                245
                                                           ---------          ---------
     Diluted                                                  12,141             12,443
                                                           =========          =========
Other data

     Gross proceeds                                        $ 182,355          $ 195,136
                                                           =========          =========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands except share amounts)

                                                                              MARCH 30,       DECEMBER 29,
                                                                                2003             2002
                                                                        ------------------  ----------------
ASSETS                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                              $  30,484          $  10,027
     Accounts receivable, net                                                  47,698             45,594
     Inventories                                                               10,612             11,158
     Other current assets                                                       2,325              3,571
                                                                            ---------          ---------
            Total current assets                                               91,119             70,350
                                                                            ---------          ---------

Property and equipment, net                                                    52,800             49,342
Deferred income taxes                                                           8,555              7,663
Intangible assets, net                                                          2,037              1,710
Goodwill, net                                                                 131,248            130,474
Other assets                                                                       94                111
                                                                            ---------          ---------
                                                                            $ 285,853          $ 259,650
                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $  28,388          $  28,656
     Accrued liabilities                                                       13,334             15,312
     Obligations under capital leases                                           3,687              2,552
     Current installments of long-term debt                                     7,544                 43
     Income taxes                                                               1,454                  -
                                                                            ---------          ---------
         Total current liabilities                                             54,407             46,563
                                                                            ---------          ---------
Deferred income taxes                                                          15,545             14,835
Other liabilities                                                               2,730              2,736
Obligation under capital leases                                                 1,897              1,355
Long-term debt, excluding current installments                                 22,548                 59
                                                                            ---------          ---------
         Total liabilities                                                     97,127             65,548
                                                                            ---------          ---------
Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                                   -                  -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares, 12,306,128 shares issued and
         11,548,719 outstanding as of March 30, 2003 and 12,292,599
         shares issued and outstanding as of December 29, 2002                     12                 12
     Additional paid-in capital                                               144,635            144,420
     Treasury stock, 757,409 shares                                            (7,401)                 -
     Accumulated other comprehensive income (loss)                               (911)              (745)
     Retained earnings                                                         52,391             50,415
                                                                            ---------          ---------
         Total shareholders' equity                                           188,726            194,102
                                                                            ---------          ---------
                                                                            $ 285,853          $ 259,650
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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       THREE MONTHS ENDED
                                                                                   --------------------------
                                                                                    MARCH 30,       MARCH 31,
                                                                                      2003            2002
                                                                                   ----------      ----------
                                                                                           (Unaudited)
Cash flows from operating activities:
Net earnings                                                                        $  1,976          $  1,512
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                     2,352             2,014
     Gain on disposal of fixed assets                                                    (42)                -
     Gain on change in fair market value of derivative financial instrument             (307)                -
     Changes in assets and liabilities (excluding effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                       (1,259)            4,323
       Inventories                                                                       546             1,834
       Other current assets                                                            1,263             2,341
       Other assets                                                                     (379)              432
     Increase (decrease) in:
       Accounts payable                                                                 (268)           (1,942)
       Accrued liabilities                                                            (1,843)           (1,472)
       Income taxes, net                                                               1,272             1,245
                                                                                    --------          --------
         Total adjustments                                                             1,335             8,775
                                                                                    --------          --------
     Net cash provided by operating activities                                         3,311            10,287
                                                                                    --------          --------
Cash flows from investing activities:
   Capital expenditures                                                               (2,769)           (2,885)
   Proceeds from sale of investments                                                       -             2,643
   Proceeds from disposal of property and equipment                                       44                 -
   Payments made in connection with acquisitions, net of cash acquired                (2,360)                -
                                                                                    --------          --------
      Net cash used in investing activities                                           (5,085)             (242)
                                                                                    --------          --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                215               709
   Proceeds from term loan                                                            30,000                 -
   Purchase of treasury stock                                                         (7,401)                -
   Principal payments on long-term debt                                                  (10)          (20,010)
   Principal payments -- capital leases                                                 (573)                -
                                                                                    --------          --------
Net cash provided (used) by financing activities                                      22,231           (19,301)
                                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                                  20,457            (9,256)

Cash and cash equivalents at beginning of period                                      10,027            24,467
                                                                                    --------          --------

Cash and cash equivalents at end of period                                          $ 30,484          $ 15,211
                                                                                    ========          ========

Supplemental disclosures of cash flow information:
   Cash paid or refunded during the period for:
     Interest                                                                       $    317          $    863
                                                                                    ========          ========
     Income taxes paid                                                              $     20          $     24
                                                                                    ========          ========
     Income taxes refunded                                                          $  1,250          $  2,250
                                                                                    ========          ========
   Non-cash financing activities:
      Property and equipment additions resulting from capital leases                $  2,250          $      -
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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     GENERAL

       The unaudited condensed consolidated financial statements of Insurance Auto Auctions, Inc. and its subsidiaries (collectively, the "Company") have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of the Company, reflect all adjustments necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

       As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2002.

       Fiscal year 2002 consisted of 52 weeks and ended December 29, 2002. Fiscal year 2003 will consist of 52 weeks and will end on December 28, 2003.

       Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.


2.     INCOME TAXES

       Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by the Company.


3.     GOODWILL AND INTANGIBLES

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which changes the accounting for goodwill and intangibles with an indefinite life from an amortization method to an impairment only approach. In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the first quarter of 2002. The results of this test did not indicate any impairment. The Company's annual impairment test is performed in the first quarter of each year. The current year annual impairment test did not indicate any impairment.

       Goodwill and other intangibles are recorded at cost, less accumulated amortization, and consist of the following at March 30, 2003 and December 29, 2002:


                                                                                March 30,     December 29,
                                                             Assigned Life        2003           2002
                                                             -------------     -----------    -----------
                                                                          (dollars in millions)
                    Goodwill                                 Indefinite           $131.3         $130.5
                    Covenants not to compete                 5 to 15 years           2.0            1.7
                                                                               -----------    ------------
                                                                                  $133.3         $132.2
                                                                               ===========    ============

       Amortization expense for the three months ended March 30, 2003 and March 31, 2002 was less than $0.1 million in both periods. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense for 2003, 2004, 2005 and 2006 is $0.4 million and $0.3 million for 2007.


4.     COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows:

                                                          Three Months Ended
                                                      ---------------------------
                                                       March 30,       March 31,
                                                          2003            2002
                                                      -----------     -----------
       Net earnings                                     $ 1,976         $ 1,512
       Other comprehensive loss
            Change in fair value of interest rate
              swap agreement                               (266)              -
       Income tax benefit                                   100               -
                                                       ---------       ---------
       Comprehensive income (loss)                      $ 1,810         $ 1,512
                                                       =========       =========

       The change in fair value of the Company's interest rate swap agreement for the first quarter 2003 was due to a decline in interest rates.

5.     FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. In 2002, the Company recorded a non-cash charge of $0.3 million related to the change in fair value for the portion of its interest rate swap agreement which did not qualify for hedge accounting. At December 29, 2002, the Company also recorded $0.7 million as a comprehensive loss related to the change in fair market value of the remaining portion of its interest rate swap agreement which qualified for hedge accounting.

       During the first quarter of 2003, the Company recorded a $0.3 million non-cash benefit related to the change in fair value of the interest rate swap agreement. The Company also recorded $0.2 million in the quarter for an accumulated comprehensive loss related to the change in fair market value of the remaining portion of its interest rate swap agreement, net of applicable tax effects. At March 30, 2003, the entire swap agreement qualified for hedge accounting.

       On February 15, 2003, the Company borrowed all available funds related to its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan will be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. As of March 30, 2003, the Company was not in compliance with the fixed charge ratio provision of its $30.0 million term loan. The Company has obtained from the lenders a waiver regarding the noncompliance.

6.     TREASURY STOCK

       The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares at an average price of $9.77 per share and a total cost of $7.4 million.

7.     STOCK OPTIONS

       The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

       The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                                   Three Months Ended
                                                                ------------------------
                                                                  March 30,      March 31,
                                                                    2003           2002
                                                                -----------    -----------
                Net earnings as reported                        $   1,976      $   1,512
                Deduct:  Total stock-based employee
                compensation expense determined under the
                fair value based method for all awards,
                net of related tax effects                            436            328
                                                                ---------      ---------
                Pro forma net earnings                          $   1,540      $   1,184
                                                                =========      =========
                Earnings per share:
                     Basic -- as reported                       $     .16      $     .12
                                                                =========      =========

                     Basic -- pro forma                         $     .13      $     .10
                                                                =========      =========

                     Diluted -- as reported                     $     .16      $     .12
                                                                =========      =========

                     Diluted -- pro forma                       $     .13      $     .10
                                                                =========      =========

8.     ACQUISITION

       On January 10, 2003, the Company acquired Salvage Management Inc. (SMI), an operator of two auto salvage facilities in Buffalo and Rochester, New York, for $2.4 million in cash. The acquisition agreement provides for additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The acquisition was accounted for as a purchase business combination, and the results of operations are included in the Company's condensed consolidated financial statements from the date of acquisition.

9.     SUBSEQUENT EVENTS

       On April 4, 2003, the Company announced the acquisition of Wichita Insurance Pool Inc. located in Wichita, Kansas. The Company also acquired Mountain States Salvage Pool in Salt Lake City, Utah on April 30, 2003. Both acquisitions are accounted for as purchase business combinations and the results of operations of these acquired businesses will be included in the Company's future consolidated financial statements from the dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under "Factors that May Affect Future Results" and in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2002. Among these risks are: changes in the actual cash value of salvage; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company suppliers; the ability of the Company and its outside consultants to successfully complete the re-design of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs.


OVERVIEW

         Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions on either a consignment or purchase agreement method of sale. Consignment method sales are consummated under either a percentage of sale or fixed fee basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company, and the proceeds from the sale of the vehicle are recorded as revenue.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 72 sites. During the first quarter of 2003, the Company established new facilities in Rochester and Buffalo, New York, Dothan, Alabama and Little Rock, Arkansas. In April 2003, the Company acquired facilities in Wichita, Kansas and Salt Lake City, Utah.

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

GOODWILL

         In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and a significant decline in the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any potential impairment by comparing the implied value of goodwill with the carrying amount of that goodwill. In accordance with Statement No. 142, the Company completed the transitional impairment test for goodwill during the first quarter 2002. This test indicated no adjustment was required. The Company performs its annual test of potential impairment during the first quarter of each year. In the first quarter of 2003, the annual impairment test was completed and did not indicate any impairment existed.

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

RESULTS OF OPERATIONS

Three Months Ended March 30, 2003 Compared to the Three Months Ended March 31, 2002

         Revenues were $56.0 million for the three months ended March 30, 2003, down from $69.2 million for the same three month period in 2002. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for 8% of the total vehicles sold in the first quarter of 2003, versus 13% for the same quarter last year and 8% for the fourth quarter of 2002. Fee income in the first quarter increased 3% to $42.7 million versus $41.5 million in the first quarter of last year.

         Net revenues, defined as gross revenues less vehicle cost, increased to $44.3 million for the three months ended March 30, 2003 from $43.2 million for the same three month period last year. The Company utilizes this revenue measurement to evaluate its performance by computing all revenues on a consignment equivalent basis.

         Cost of sales decreased $12.5 million to $44.7 million for the three months ended March 30, 2003, versus $57.2 million for the same period last year. Vehicle cost of $11.8 million is $14.3 million less than last year's amount of $26.1 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $33.0 million increased $1.8 million from $31.2 million for the same period last year. This increase is primarily the result of additional operating costs related to new branch facilities.

         Gross profit decreased 1.1% to $11.3 million for the three months ended March 30, 2003, from $12.0 million for the comparable period in 2002.

         Selling, general and administration expense of $7.2 million is unchanged from the first quarter of last year. Amortization of intangible assets is now included within this category of expense and amounted to less than $0.1 million in each year.

         Business transformation costs for the three months ended March 30, 2003 were $0.8 million versus $1.9 million in the same period last year. Business transformation costs currently include expenses related to data base conversions, training and other activity related to the roll out of the new information technology system. In 2002, business transformation costs included the information technology system redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         Interest expense decreased to $0.1 million for the three months ended March 30, 2003, from $0.2 million for the comparable period in 2002. Included in interest expense for the three months ended March 30, 2003 was a non-cash benefit of $0.3 million related to the change in fair value of the interest rate swap agreement. Interest income was unchanged from the prior year's amount.

         The Company's effective income tax rate was 41.3% and 43.0% in 2003 and 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At March 30, 2003, the Company had current assets of $91.1 million, which includes $30.5 million of cash and cash equivalents. Current liabilities were $54.4 million. The Company had working capital of $36.7 million at March 30, 2003, a $12.9 million increase from December 29, 2002.

         At March 30, 2003, the Company's long-term debt, including current installments, consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%, and $30.0 million borrowed under its credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. As of March 30, 2003, the Company was not in compliance with the fixed charge ratio provision of its $30.0 million term loan. The Company has obtained from the lenders a waiver regarding the noncompliance. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6%. Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at March 30, 2003 for the post-retirement benefits liability is approximately $2.7 million.

         Capital expenditures were $2.8 million for the three months ended March 30, 2003. These capital expenditures include capitalization of certain development costs related to the Company's new information technology system along with various branch improvements including upgrades to existing branches and the addition of capacity in key markets. In addition to the cash capital expenditures, property and equipment additions of $2.3 million resulted from capital lease transactions entered into during the quarter. At March 30, 2003, the Company's total future obligations under all capital leases was $5.6 million.

         On January 10, 2003, the Company acquired Salvage Management Inc.
(SMI), an operator of two auto salvage facilities in Buffalo and Rochester, New York, for $2.4 million in cash. The acquisition agreement provides for additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The acquisition was accounted for as a purchase business combination, and the results of operations were included in the Company's consolidated financial statements from the date of acquisition. In March 2003, the Company signed a purchase agreement to acquire a salvage pool for an initial investment of approximately $3.0 million and subsequent additional funds to be paid to the seller, in the future, depending upon the achievement of various performance expectations. The completion of this agreement is contingent upon the seller's ability to satisfy certain operational requirements.

         The Company's Board of Directors authorized the purchase of 1,500,000 shares of its common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of March 30, 2003, the Company had purchased 757,409 shares pursuant to this authorization at an average price of $9.77 per share.

         The Company believes that existing cash and cash equivalents, as well as cash generated from operations will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is to pursue continued growth, possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include: fluctuations in Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle) of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include: reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of sale and can have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors.

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

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2002, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's total unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 16%, 14%, and 9%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements that such suppliers have with the Company, could have a material adverse effect on the Company's operating results and financial condition.

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's ACV, depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. The Company assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Revenue recorded from the sale of a purchase agreement vehicle is the actual selling price of the vehicle. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Beginning late in the second quarter of 2000 and continuing through 2002, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. In 2002 and 2001, respectively, approximately 10% and 19% of the units processed by the Company were processed through the purchase agreement method of sale. Vehicles sold under the purchase agreement method accounted for 8% of the total vehicles sold in the first quarter of 2003, versus 13% for the same quarter last year and 8% for the fourth quarter of 2002. The Company expects the purchase agreement method to represent a decreasing percentage of units sold in future years and ultimately to represent less than 4% of total units sold.

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

         Enterprise-Wide System Redesign Project. The Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. The estimated cost of $10 million includes equipment, telecom, training, and implementation along with the application development. As a result of its investment in the Business Process Re-engineering Project and the Enterprise-Wide System Redesign Project, the Company expects to reduce its annual pre-tax operating costs by a minimum of $10 million, and potentially as much as $15 million from the two projects combined. Development of the application and testing began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. As of April 30, 2003, the Company had implemented the system in 24 of its 28 original databases. The Company expects to complete the roll-out in 2003. There are, however, inherent risks associated with both projects that could adversely impact the Company's expected results with respect to timing, costs and cost savings.

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

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. There can be no assurance that the Company will continue to acquire new facilities or add additional facilities on terms economically favorable to the Company or that the Company will be able to increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate fluctuations on its floating rate $30.0 million credit facility. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap agreement has a notional amount of $30.0 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. The Company recorded a non-cash benefit of $0.3 million in the quarter related to the change in fair value for a portion of its interest rate swap agreement. The Company also recorded $0.2 million in the quarter for an accumulated comprehensive loss related to the change in fair value of the remaining portion of its interest rate swap agreement. At March 30, 2003, the entire swap agreement qualified for hedge accounting.

         On February 15, 2003, the Company borrowed available funds related to its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate fixed upon LIBOR. The aggregate principal balance of the loan will be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES


     a.  Evaluation of Disclosure Controls and Procedures

         Based on an evaluation of the Company's disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, are effective.


     b.  Changes in Internal Controls

         The Company is in the process of rolling out a new enterprise-wide application to manage the salvage and auction process. The new system contains many changes and enhancements to the existing control procedures. Completion of the new system roll-out is expected to be completed in 2003.


PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.  Inapplicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.  Inapplicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Inapplicable

ITEM 5.  OTHER INFORMATION.  Inapplicable

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (A)    EXHIBITS.

                99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (B) REPORT ON FORM 8-K. The Company furnished to the SEC a current report on Form 8-K on April 29, 2003 which included a press release which contained a report on first quarter earnings; an update on the Company's growth and expansion strategy; and discussed the decision of the Company's current Chairman of the Board not to stand for re-election to the Company's Board and the appointment of a new Chairman of the Board upon his re-election as a director at the Company's 2003 Annual Meeting.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INSURANCE AUTO AUCTIONS, INC.




Date: May 14, 2003    By:      /s/ Scott P. Pettit
      ------------       ------------------------------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                  /s/ Thomas C. O'Brien
                                     ------------------------------------------
                                     Thomas C. O'Brien, Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                  /s/ Scott P. Pettit
                                     ------------------------------------------
                                     Scott P. Pettit, Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.


99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.