Form 10-Q
period 2003-06-30
INSURANCE AUTO AUCTIONS INC /CA
filed 2003-08-12
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                     Illinois                                    95-3790111
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois              60173-3855
--------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

                                 (847) 839-3939
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.) Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003:

                   Class                           Outstanding
                   -----                           -----------
      Common Stock, $0.001 Par Value            11,515,166 shares

                                                            INDEX

                                                INSURANCE AUTO AUCTIONS, INC.

                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.  FINANCIAL INFORMATION..............................................................        3

Item 1.  Financial Statements (Unaudited)...................................................        3

         Condensed Consolidated Statements of Operations for the Three Month and Six Month
              Periods ended June 29, 2003 and June 30, 2002.................................        3
         Condensed Consolidated Balance Sheets as of June 29, 2003 and December 29, 2002....        4
         Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended
              June 29, 2003 and June 30, 2002 ..............................................        5
         Notes to Condensed Consolidated Financial Statements...............................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................       10
         Overview...........................................................................       10
         Results of Operations..............................................................       10
         Financial Condition and Liquidity..................................................       12
         Factors That May Affect Future Results.............................................       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................       16

Item 4.  Controls and Procedures............................................................       16

PART II. OTHER INFORMATION..................................................................       16

Item 1.  Legal Proceedings..................................................................       16

Item 2.  Changes in Securities and Use of Proceeds..........................................       16

Item 3.  Defaults upon Senior Securities....................................................       16

Item 4.  Submission of Matters to a Vote of Security Holders................................       16

Item 5.  Other Information..................................................................       17

Item 6.  Exhibits and Reports on Form 8-K...................................................       17

SIGNATURE    ...............................................................................       18

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                           THREE MONTH PERIODS ENDED      SIX MONTH PERIODS ENDED
                                                          ---------------------------   ---------------------------
                                                            JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,
                                                              2003           2002           2003           2002
                                                          ---------------------------   ---------------------------
                                                                  (UNAUDITED)                   (UNAUDITED)
Revenues:
     Vehicle sales                                        $     10,192   $     17,059   $     23,496   $     44,810
     Fee income                                                 43,146         42,691         85,882         84,160
                                                          ------------   ------------   ------------   ------------
                                                                53,338         59,750        109,378        128,970
Cost of sales:
     Vehicle cost                                                9,425         14,802         21,196         40,859
     Branch cost                                                32,845         33,001         65,809         64,193
                                                          ------------   ------------   ------------   ------------
                                                                42,270         47,803         87,005        105,052
                                                          ------------   ------------   ------------   ------------
         Gross profit                                           11,068         11,947         22,373         23,918

Operating expense:
     Selling, general and administrative                         7,509          6,937         14,677         14,116
     Business transformation costs                                 921          2,237          1,718          4,186
                                                          ------------   ------------   ------------   ------------

     Earnings from operations                                    2,638          2,773          5,978          5,616

Other (income) expense:
     Interest expense                                              503            476            558            724
     Other income                                                  (43)           (82)          (122)          (139)
                                                          ------------   ------------   ------------   ------------

     Earnings before income taxes                                2,178          2,379          5,542          5,031

Provision for income taxes                                         898          1,023          2,286          2,163
                                                          ------------   ------------   ------------   ------------

         Net earnings                                     $      1,280   $      1,356   $      3,256   $      2,868
                                                          ============   ============   ============   ============

Earnings per share:
     Basic                                                $        .11   $        .11   $        .28   $        .23
                                                          ============   ============   ============   ============
     Diluted                                              $        .11   $        .11   $        .27   $        .23
                                                          ============   ============   ============   ============

Weighted average shares outstanding:
     Basic                                                      11,517         12,226         11,784         12,212
     Effect of dilutive securities - stock options                  60            357             77            305
                                                          ------------   ------------   ------------   ------------
     Diluted                                                    11,577         12,583         11,861         12,517
                                                          ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                           JUNE 29,      DECEMBER 29,
                                                                             2003            2002
                                                                         ------------    ------------
                                                                         (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                           $     28,507    $     10,027
     Accounts receivable, net                                                  40,249          45,594
     Inventories                                                               10,175          11,158
     Other current assets                                                       2,671           3,571
                                                                         ------------    ------------
            Total current assets                                               81,602          70,350
                                                                         ------------    ------------

Property and equipment, net                                                    55,709          49,342
Deferred income taxes                                                           8,592           7,663
Intangible assets, net                                                          2,178           1,710
Goodwill, net                                                                 135,335         130,474
Other assets                                                                      144             111
                                                                         ------------    ------------
                                                                         $    283,560    $    259,650
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                    $     25,320    $     28,656
     Accrued liabilities                                                       14,679          15,312
     Obligations under capital leases                                           4,785           2,552
     Current installments of long-term debt                                     7,545              43
     Income taxes payable                                                         864               -
                                                                         ------------    ------------
         Total current liabilities                                             53,193          46,563
                                                                         ------------    ------------

Deferred income taxes                                                          16,283          14,835
Other liabilities                                                               2,724           2,736
Obligation under capital leases                                                 1,306           1,355
Long-term debt, excluding current installments                                 20,661              59
                                                                         ------------    ------------
         Total liabilities                                                     94,167          65,548
                                                                         ------------    ------------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                                   -               -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares: 12,307,128 shares issued and
         11,499,919 outstanding as of June 29, 2003 and 12,292,599
         shares issued and outstanding as of December 29, 2002                     12              12
     Additional paid-in capital                                               144,648         144,420
     Treasury stock, 807,209 shares                                            (8,012)              -
     Accumulated other comprehensive income (loss)                               (926)           (745)
     Retained earnings                                                         53,671          50,415
                                                                         ------------    ------------
         Total shareholders' equity                                           189,393         194,102
                                                                         ------------    ------------
                                                                         $    283,560    $    259,650
                                                                         ============    ============

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                           SIX MONTHS ENDED
                                                                                        ------------------------
                                                                                         JUNE 29,      JUNE 30,
                                                                                           2003          2002
                                                                                        ----------    ----------
                                                                                              (Unaudited)
Cash flows from operating activities:
Net earnings                                                                            $    3,256    $    2,868
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                           4,870         4,275
     Loss (gain) on disposal of fixed assets                                                   (31)           34
     Loss (gain) on change in fair market value of derivative financial instrument            (307)          472
     Changes in assets and liabilities (excluding effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                              7,370        11,355
       Inventories                                                                             985         4,376
       Other current assets                                                                    917           863
       Other assets                                                                           (754)          438
     Increase (decrease) in:
       Accounts payable                                                                     (3,336)       (8,412)
       Accrued liabilities                                                                    (684)         (588)
       Income taxes, net                                                                     1,383         1,405
                                                                                        ----------    ----------
         Total adjustments                                                                  10,412        14,218
                                                                                        ----------    ----------
     Net cash provided by operating activities                                              13,669        17,086
                                                                                        ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                                                     (6,498)       (6,601)
   Investments, net                                                                              -         2,643
   Proceeds from sale of investments                                                             -           175
   Proceeds from disposal of property and equipment                                             44             -
   Payments made in connection with acquisitions, net of cash acquired                      (7,863)            -
                                                                                        ----------    ----------
      Net cash used in investing activities                                                (14,317)       (3,783)
                                                                                        ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                      227           901
   Proceeds from term loan                                                                  30,000             -
   Purchase of treasury stock                                                               (8,012)            -
   Principal payments on long-term debt                                                     (1,896)      (20,022)
   Principal payments - capital leases                                                      (1,191)            -
                                                                                        ----------    ----------
Net cash provided (used) by financing activities                                            19,128       (19,121)
                                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents                                        18,480        (5,818)

Cash and cash equivalents at beginning of period                                            10,027        24,467
                                                                                        ----------    ----------

Cash and cash equivalents at end of period                                              $   28,507    $   18,649
                                                                                        ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                           $      647    $    1,077
                                                                                        ==========    ==========
     Income taxes paid                                                                  $      797    $    1,735
                                                                                        ==========    ==========
     Income taxes refunded                                                              $    1,250    $    2,250
                                                                                        ==========    ==========
   Non-cash financing activities:
      Property and equipment additions resulting from capital leases                    $    3,375    $        -
                                                                                        ==========    ==========

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

         Goodwill and other intangibles are recorded at cost, less accumulated amortization, and consist of the following at June 29, 2003 and December 29, 2002:

                                                 June 29,       December 29,
                             Assigned Life         2003             2002
                             -------------       --------       ------------
                                          (dollars in millions)
Goodwill                     Indefinite          $  135.3        $   130.5
Covenants not to compete     5 to 15 years            2.2              1.7
                                                 --------        ---------
                                                 $  137.5        $   132.2
                                                 ========        =========

         Amortization expense for the three months ended June 29, 2003 and June 30, 2002 was $0.1 million in both periods. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense for 2003, 2004, 2005 and 2006 is $0.4 million and $0.3 million for 2007.

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows:

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                ------------------------    ------------------------
                                                 JUNE 29,      JUNE 30,      JUNE 29,      JUNE 30,
                                                   2003          2002          2003          2002
                                                ----------    ----------    ----------    ----------
Net earnings                                    $    1,280    $    1,356    $    3,256    $    2,868
Other comprehensive loss
    Change in fair value of interest rate
      swap agreement                                   (25)         (191)         (291)         (191)
    Income tax benefit                                  10            82           110            82
                                                ----------    ----------    ----------    ----------
Comprehensive income                            $    1,265    $    1,247    $    3,075    $    2,759
                                                ==========    ==========    ==========    ==========

         The change in fair value of the Company's interest rate swap agreement for the six-month period ended June 29, 2003 was due to a decline in interest rates.

5.       FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At year-end December 29, 2002, the Company recorded a non-cash charge of $0.3 million related to the change in fair value for the portion of its interest rate swap agreement which did not qualify for hedge accounting. At December 29, 2002, the Company also recorded $0.7 million as a comprehensive loss related to the change in fair market value of the remaining portion of its interest rate swap agreement which qualified for hedge accounting.

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

         In the second quarter of 2003, the Company recorded an increase of less than $0.1 million to the accumulated comprehensive loss related to the change in fair market value of its interest rate swap agreement, net of applicable tax effects. At June 29, 2003, the entire swap agreement qualified for hedge accounting.

         On February 15, 2003, the Company borrowed all available funds related to its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan will be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. As of March 30, 2003, the Company was not in compliance with the fixed charge ratio provision of the term loan. The Company had obtained from the lenders a waiver regarding the noncompliance.

         On June 25, 2003, the Company entered into an amended and restated credit facility. This facility added a $20.0 million revolving line of credit, carrying a variable rate based on LIBOR, to the existing term loan. This amended and restated facility also modified all existing covenants except for the rent expense covenant. The amended credit facility also granted the Company latitude to purchase additional shares of the Company's outstanding common stock. At June 29, 2003, the Company was in compliance with its credit facility covenants.

6.       TREASURY STOCK

         The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares at an average price of $9.77 per share and a total cost of $7.4 million. During the second quarter, the Company repurchased an additional 49,800 shares at an average price of $12.25 per share and a total cost of $0.6 million. On a year-to-date basis, the Company has repurchased 807,209 shares at an average price of $9.93 per share and a total cost of $8.0 million.

7.       STOCK OPTIONS

         The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net earnings, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                             Three Months Ended         Six Months Ended
                                           -----------------------   -----------------------
                                            June 29,     June 30,     June 29,     June 30,
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
Net earnings as reported                   $    1,280   $    1,356   $    3,256   $    2,868
Deduct: Total stock-based
    employee compensation expense
    determined under the fair
    value based method for all
    awards, net of related tax
    effects                                       433          304          864          625
                                           ----------   ----------   ----------   ----------
Pro forma net earnings                     $      847   $    1,052   $    2,392   $    2,243
                                           ==========   ==========   ==========   ==========

Earnings per share:
     Basic - as reported                   $      .11   $      .11   $      .28   $      .23
                                           ==========   ==========   ==========   ==========

     Basic - pro forma                     $      .07   $      .09   $      .20   $      .18
                                           ==========   ==========   ==========   ==========

     Diluted - as reported                 $      .11   $      .11   $      .27   $      .23
                                           ==========   ==========   ==========   ==========

     Diluted - pro forma                   $      .07   $      .08   $      .20   $      .18
                                           ==========   ==========   ==========   ==========

8.       ACQUISITIONS

         The Company has acquired six vehicle auction facilities since the beginning of fiscal 2003. All of these acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses are included in the Company's condensed consolidated financial statements from the dates of their acquisition.

         In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents the penetration of a new market opportunity. The total cost of adding these six new facilities was less than $7.9 million. Of the total purchase amount of $7.9 million, 62% or $4.9 million is related to goodwill.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for both contracts and hedging activities entered into or modified after June 30, 2003. The Company does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement required issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the statement on June 29, 2003. The Company did not have any instruments within the scope of the statement at June 29, 2003.

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

OVERVIEW

         Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions on either a consignment fixed fee, consignment percentage of sale, or purchase agreement basis. Under the consignment fixed fee method of sale, the Company receives a fixed fee per vehicle for its services. Under the consignment percentage of sale method, the Company receives a percentage of a vehicle's selling price as fee for its services. There are, therefore, potentially greater profits to be realized under the consignment percentage of sale method versus the consignment fixed fee method because the higher the selling price of a vehicle, the greater the return for both the Company and its salvage provider. This increased profit potential encourages both the Company and the salvage provider to invest in vehicle enhancements to maximize vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicles are not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the Company purchases vehicles from a salvage provider according to pre-arranged contractual terms. Because those vehicles are then owned by the Company, the total proceeds from the sale of the vehicle are recorded as revenue.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 74 sites. During the first quarter of 2003, the Company acquired facilities in Rochester and Buffalo, New York, and established new facilities in Dothan, Alabama and Little Rock, Arkansas. In second quarter 2003, the Company acquired facilities in Wichita, Kansas, Ogden, Utah, Wilmington, North Carolina, and Orlando, Florida.

RESULTS OF OPERATIONS

Three Months Ended June 29, 2003 Compared to the Three Months Ended June 30,
2002

         Revenues were $53.3 million for the three months ended June 29, 2003, down from $59.8 million for the same three month period in 2002. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for 6% of the total vehicles sold in the second quarter of 2003, versus 9% for the same quarter last year. Fee income in the second quarter increased to $43.1 million versus $42.7 million in the second quarter of last year.

         Net revenues, defined as gross revenues less vehicle cost, decreased to $43.9 million for the three months ended June 29, 2003 from $44.9 million for the same three month period last year. The Company utilizes this revenue measurement to evaluate its performance by computing all revenues on a consignment equivalent basis.

         Cost of sales decreased $5.5 million to $42.3 million for the three months ended June 30, 2003, versus $47.8 million for the same period last year. Vehicle cost of $9.4 million is $5.4 million less than last year's amount of $14.8 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $32.8 million decreased $0.2 million from $33.0 million for the same period last year. Fixed costs were up substantially due to branches added since the second quarter of last year. Despite these higher fixed costs, total branch costs were lower in the second quarter of 2003 due to the efficiencies achieved as a result of the business process improvements implemented last year.

         Gross profit decreased 7% to $11.1 million for the three months ended June 29, 2003, from $11.9 million for the comparable period in 2002.

         Selling, general and administration expense of $7.5 million for the three months ended June 29, 2003 increased $0.6 million, or 9%, from the $6.9 million recorded in the same quarter last year. This increase was primarily due to activities associated with the new system implementation and branch expansion during the quarter along with depreciation expense related to the new computer system. Amortization of intangible assets is now included within this category of expense and amounted to $0.1 million in the quarter for both 2003 and 2002.

         Business transformation costs currently include direct costs to convert the existing databases and dedicated training resources. Direct costs related to the system conversion were $0.9 million in this quarter, which was lower than the $2.2 million recorded in the same quarter last year but higher than expected. In 2002, business transformation costs included the information technology system redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         Interest expense of $0.5 million for the three months ended June 29, 2003 was consistent with the comparable period in 2002. Included in interest expense for the three months ended June 30, 2002 was a non-cash charge of $0.5 million related to the change in fair value of the interest rate swap agreement. Other income of less than $0.1 million declined from last years' amount of $0.1 million.

         The Company's effective income tax rate was 41.2% and 43.0% in 2003 and 2002, respectively.

Six Months Ended June 29, 2003 Compared to the Six Months Ended June 30, 2002

         Revenues were $109.4 million for the six months ended June 29, 2003, down from $129.0 million for the same six month period in 2002. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for 7% of the total vehicles sold in the first six months of 2003, versus 11% for the same time frame last year. Fee income increased to $85.9 million versus $84.2 million for the same six month period in 2002.

         Net revenues, defined as gross revenues less vehicle cost, increased to $88.2 million for the six months ended June 29, 2003 from $88.1 million for the same six month period last year. The Company utilizes this revenue measurement to evaluate its performance by computing all revenues on a consignment equivalent basis.

         Cost of sales decreased $18.1 million to $87.0 million for the six months ended June 29, 2003, versus $105.1 million for the same period last year. Vehicle cost of $21.2 million is $19.7 million less than last year's amount of $40.9 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $65.8 million increased $1.6 million from $64.2 million for the same period last year. This increase is primarily the result of additional operating costs related to new branch facilities.

         Gross profit decreased 6% to $22.4 million for the six months ended June 29, 2003, from $23.9 million for the comparable period in 2002.

         Selling, general and administration expense of $14.7 million increased 4% from last year's amount of $14.1 million. This increase is primarily due to indirect activities related to the new system implementation and branch expansion. Amortization of intangible assets is now included within this category of expense and amounted to $0.2 million in 2003 and $0.1 million in 2002.

         Business transformation costs for the six months ended June 29, 2003 were $1.7 million versus $4.2 million in the same period last year. Business transformation costs currently include direct costs to convert the existing databases and dedicated training resources. In 2002, business transformation costs included the information technology system redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001.

         Interest expense of $0.6 million for the six months ended June 29, 2003, decreased $0.1 million from $0.7 million for the comparable period in 2002. Included in interest expense for the six months ended June 30, 2002 was a non-cash charge of $0.5 million related to the change in fair value of the interest rate swap agreement. Other income was unchanged from the prior year's amount.

         The Company's effective income tax rate was 41.2% and 43.0% in 2003 and 2002, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At June 29, 2003, the Company had current assets of $81.6 million, which includes $28.5 million of cash and cash equivalents. Current liabilities were $53.2 million. The Company had working capital of $28.4 million at June 29, 2003, a $4.6 million increase from December 29, 2002.

         At June 29, 2003, the Company's long-term debt, including current installments, consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%, and $28.1 million borrowed under its credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. (See Note 5 of Notes to Condensed Consolidated Financial Statements - Financial Instruments and Hedging Activities.) Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at June 29, 2003 for the post-retirement benefits liability is approximately $2.7 million.

         Capital expenditures were $6.5 million for the six months ended June 29, 2003. These capital expenditures include capitalization of certain development costs related to the Company's new information technology system along with various branch improvements, including upgrades to existing branches and the addition of capacity in key markets. In addition to the cash capital expenditures, property and equipment additions of $3.4 million resulted from capital lease transactions entered into during the year. At June 29, 2003, the Company's total future obligation under all capital leases was $6.1 million.

         The Company has acquired six vehicle auction facilities since the beginning of fiscal 2003. All of these acquisitions have been accounted for using the purchase method of accounting, and the results of operations of the acquired businesses are included in the Company's condensed consolidated financial statements from their date of acquisition. In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents penetration into a new market. The total cost of adding these six new facilities was less than $7.9 million.

         The Company's Board of Directors authorized the purchase of 1,500,000 shares of its common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of June 29, 2003, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share.

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

         Quarterly Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include: fluctuations in Actual Cash Value ("ACV" - the estimated pre-accident fair value of the vehicle) of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include: reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. The decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, are further aggravated under the purchase agreement method of sale and can have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, while the Company's expense levels are relatively fixed. If revenue levels are below expectations, operating results are likely to be adversely affected. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

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

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value (ACV), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. Because the Company's purchase price is fixed by contract, higher ACVs and lower market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Beginning late in the second quarter of 2000 and continuing through 2002, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. To mitigate this risk, the Company began shift away from the sale of vehicles under the purchase agreement method. In 2002 and 2001, respectively, approximately 10% and 19% of the units processed by the Company were processed through the purchase agreement method of sale. Vehicles sold under the purchase agreement method accounted for 8% of the total vehicles sold in the first quarter of 2003, versus 13% for the same quarter last year and 8% for the fourth quarter of 2002. The Company expects the purchase agreement method to represent a decreasing percentage of units sold in future years and ultimately to represent less than 4 % of total units sold.

         Enterprise-Wide System Redesign Project. The Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. As a result of its investment in developing and implementing key standardized business processes throughout the Company and the Enterprise-Wide System Redesign Project, the Company expects to reduce its annual pre-tax operating costs by a minimum of $10 million, and potentially as much as $15 million from the two projects combined. Completed development and testing of the enterprise-wide application began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. As of July 31, 2003, the Company had converted most of the original databases to the new system. The Company has encountered some unanticipated issues in the implementation phase. The Company expects to complete the roll-out in 2003. However, there remains inherent risks associated with the application and implementation of the new system that could continue to adversely impact the Company's expected results with respect to timing, costs and cost savings.

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

         Volatility of Stock Price. The market price of the Company's common stock has been and could continue to be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of our common stock.

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

         The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $28.1 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At June 29, 2003, the interest rate swap agreement has a notional amount of $28.1 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. The Company recorded a non-cash benefit of $0.3 million in the first quarter related to the change in fair value for a portion of its interest rate swap agreement. For the six month period ended June 29, 2003, the Company has recorded $0.2 million of an accumulated comprehensive loss, net of taxes, related to the change in fair value of the remaining portion of its interest rate swap agreement. At June 29, 2003, the entire swap agreement qualified for hedge accounting.

ITEM 4. CONTROLS AND PROCEDURES

         Based on an evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, are effective. The Company is in the process of rolling out a new enterprise-wide application to manage the salvage and auction process. The new system contains many changes and enhancements to the existing control procedures. The Company expects to complete the rollout of the new system in 2003.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS. Inapplicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Inapplicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the Annual Meeting of Shareholders of the Company held June 18, 2003, the shareholders (i) elected seven directors to serve on the Company's Board of Directors, (ii) approved the adoption of a new 2003 Stock Incentive Plan replacing the Company's Amended and Restated 1991 Stock Option Plan, and (iii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 28, 2003. Shareholders holding 10,793,660 shares of Common Stock, representing 93.46% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

 The vote for nominated directors was as follows:

Director                  Votes For     Votes Withheld
--------                  ---------     --------------
Thomas C. O'Brien         10,470,840       322,820
Maurice A. Cocca          10,454,842       338,818
Peter H. Kamin            10,464,090       329,570
Philip B. Livingston      10,463,390       330,270
Melvin R. Martin          10,457,365       336,295
Jeffrey W. Ubben          10,459,642       334,018
John K. Wilcox            10,457,590       336,070

                  The vote to approve the adoption of a new 2003 Stock Incentive Plan to replace the Company's Amended and Restated 1991 Stock Option Plan was as follows: For: 7,480,461; Against: 1,270,179; Abstain: 9,587 and not voted: 2,033,433.

                  The vote for ratifying the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 28, 2003 was as follows: For: 10,563,743; Against: 229,451; and Abstain:
         466.

ITEM 5. OTHER INFORMATION. Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

         (a)      EXHIBITS.

                  10.1 Amended and Restated Credit Agreement between the Company and LaSalle National Bank dated as of June 25, 2003.

                  31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32** Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *        Filed herewith

                  **       Furnished herewith.

         (b) REPORTS ON FORM 8-K. The Company furnished to the SEC a current report on Form 8-K on April 29, 2003 which included a press release which contained a report on first quarter results of operations; an update on the Company's growth and expansion strategy; and the decision of the Company's current Chairman of the Board, Joseph F. Mazzella to not stand for re-election to the Company's Board and the appointment of director Peter H. Kamin to the Chairman's post upon re-election at the Company's 2003 Annual Meeting.

                  The Company furnished to the SEC a current report on Form 8-K on July 28, 2003 to report preliminary second quarter results dated July 15, 2003 and second quarter 2003 results dated July 25, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSURANCE AUTO AUCTIONS, INC.

Date: August 12, 2003             By:    /s/ Scott P. Pettit
                                     ----------------------------------------
                                  Name:  Scott P. Pettit
                                  Title: Senior Vice President and Chief
                                         Financial Officer (Duly Authorized
                                         Officer and Principal Financial
                                         Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.

10.1 Amended and Restated Credit Agreement between the Company and LaSalle National Bank dated as of June 25, 2003.

31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32** Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Filed herewith

**       Furnished herewith.