Form 10-Q
period 2003-09-28
INSURANCE AUTO AUCTIONS INC /CA
filed 2003-11-12
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003:


        Class                                            Outstanding
        -----                                             -----------
Common Stock, $0.001 Par Value                        11,517,648 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Statements of Operations....................................      3
         Condensed Consolidated Balance Sheets..............................................      4
         Condensed Consolidated Statements of Cash Flows....................................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................     11
         Overview...........................................................................     11
         Results of Operations..............................................................     11
         Financial Condition and Liquidity..................................................     13
         Factors That May Affect Future Results.............................................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     17

Item 4.  Controls and Procedures............................................................     17

PART II. OTHER INFORMATION..................................................................     18

Item 1.  Legal Proceedings..................................................................     18

Item 2.  Changes in Securities and Use of Proceeds..........................................     18

Item 3.  Defaults upon Senior Securities....................................................     18

Item 4.  Submission of Matters to a Vote of Security Holders................................     18

Item 5.  Other Information..................................................................     18

Item 6.  Exhibits and Reports on Form 8-K...................................................     18

SIGNATURE    ...............................................................................     19

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                         THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                                      --------------------------------    --------------------------------
                                                      SEPTEMBER 28,      SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                           2003              2002               2003             2002
                                                      --------------    --------------    --------------    --------------
                                                                 (UNAUDITED)                        (UNAUDITED)
Revenues:
     Vehicle sales                                    $        8,847    $       13,459    $       32,343    $       58,269
     Fee income                                               40,280            39,327           126,162           123,487
                                                      --------------    --------------    --------------    --------------
                                                              49,127            52,786           158,505           181,756
Cost of sales:
     Vehicle cost                                              7,299            12,669            28,495            53,528
     Branch cost                                              33,447            30,609            99,256            94,802
                                                      --------------    --------------    --------------    --------------
                                                              40,746            43,278           127,751           148,330
                                                      --------------    --------------    --------------    --------------
         Gross profit                                          8,381             9,508            30,754            33,426

Operating expense:
     Selling, general and administrative                       7,738             6,365            22,415            20,481
     Business transformation costs                             1,157             2,068             2,875             6,254
                                                      --------------    --------------    --------------    --------------

     Earnings (loss) from operations                            (514)            1,075             5,464             6,691

Other (income) expense:
     Interest expense                                            521                38             1,079               762
     Other income                                                (19)              (81)             (141)             (220)
                                                      --------------    --------------    --------------    --------------

     Earnings (loss) before income taxes                      (1,016)            1,118             4,526             6,149

Provision (benefit) for income taxes                            (422)              479             1,864             2,642
                                                      --------------    --------------    --------------    --------------

         Net earnings (loss)                          $         (594)   $          639    $        2,662    $        3,507
                                                      ==============    ==============    ==============    ==============

Earnings (loss) per share:
     Basic                                            $         (.05)   $          .05    $          .23    $          .29
                                                      ==============    ==============    ==============    ==============
     Diluted                                          $         (.05)   $          .05    $          .23    $          .28
                                                      ==============    ==============    ==============    ==============

Weighted average shares outstanding:
     Basic                                                    11,516            12,244            11,694            12,223
     Effect of dilutive securities -- stock options                -               308                77               305
                                                      --------------    --------------    --------------    --------------
     Diluted                                                  11,516            12,552            11,771            12,528
                                                      ==============    ==============    ==============    ==============


See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                               SEPTEMBER 28,        DECEMBER 29,
                                                                                   2003                 2002
                                                                              --------------       --------------
ASSETS                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                $       25,261       $       10,027
     Accounts receivable, net                                                         42,575               45,594
     Inventories                                                                      11,395               11,158
     Other current assets                                                              2,774                3,571
                                                                              --------------       --------------
            Total current assets                                                      82,005               70,350
                                                                              --------------       --------------

Property and equipment, net                                                           58,580               49,342
Deferred income taxes                                                                  8,892                7,663
Intangible assets, net                                                                 2,233                1,710
Goodwill, net                                                                        134,583              130,474
Other assets                                                                              82                  111
                                                                              --------------       --------------
                                                                              $      286,375       $      259,650
                                                                              ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $       31,756       $       28,656
     Accrued liabilities                                                              13,844               15,312
     Obligations under capital leases                                                  2,830                2,552
     Current installments of long-term debt                                            7,546                   43
     Income taxes                                                                         81                    -
                                                                              --------------       --------------
         Total current liabilities                                                    56,057               46,563
                                                                              --------------       --------------

Deferred income taxes                                                                 17,015               14,835
Other liabilities                                                                      2,718                2,736
Obligation under capital leases                                                        2,578                1,355
Long-term debt, excluding current installments                                        18,774                   59
                                                                              --------------       --------------
         Total liabilities                                                            97,142               65,548
                                                                              --------------       --------------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                                          -                    -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares, 12,324,857 shares issued and
         11,517,648 outstanding as of September 28, 2003 and
         12,292,599 shares issued and outstanding as of                                   12                   12
         December 29, 2002
     Additional paid-in capital                                                      144,912              144,420
     Treasury stock, 807,209 shares                                                   (8,012)                   -
     Accumulated other comprehensive income (loss)                                      (756)                (745)
     Retained earnings                                                                53,077               50,415
                                                                              --------------       --------------
         Total shareholders' equity                                                  189,233              194,102
                                                                              --------------       --------------
                                                                              $      286,375       $      259,650
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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                            -------------------------------
                                                                                             SEPTEMBER 28,    SEPTEMBER 29,
                                                                                                 2003             2002
                                                                                            --------------   --------------
                                                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities:
Net earnings                                                                                $        2,662   $        3,507
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                                   7,519            7,041
     Loss (gain) on disposal of fixed assets                                                           (24)              30
     Loss (gain) on change in fair market value of derivative financial instrument                    (307)             450
     Changes in assets and liabilities (excluding effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                                      5,048            9,994
       Inventories                                                                                    (235)           4,786
       Other current assets                                                                            813            2,245
       Other assets                                                                                   (466)             (61)
     Increase (decrease) in:
       Accounts payable                                                                              3,100           (9,302)
       Accrued liabilities                                                                          (1,254)            (369)
       Income taxes, net                                                                             1,032            2,964
                                                                                            --------------   --------------
         Total adjustments                                                                          15,226           17,778
                                                                                            --------------   --------------
     Net cash provided by operating activities                                                      17,888           21,285
                                                                                            --------------   --------------

Cash flows from investing activities:
   Capital expenditures                                                                            (11,666)          (9,600)
   Investments, net                                                                                      -            2,643
   Proceeds from disposal of property and equipment                                                     60              175
   Payments made in connection with acquisitions, net of cash acquired                              (7,872)          (1,510)
                                                                                            --------------   --------------
      Net cash used in investing activities                                                        (19,478)          (8,292)
                                                                                            --------------   --------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                              492            1,216
   Proceeds from term loan                                                                          30,000                -
   Purchase of treasury stock                                                                       (8,012)               -
   Principal payments on long-term debt                                                             (3,782)         (20,035)
   Principal payments -- capital leases                                                             (1,874)            (406)
                                                                                            --------------   --------------
Net cash provided (used) by financing activities                                                    16,824          (19,225)
                                                                                            --------------   --------------

Net increase (decrease) in cash and cash equivalents                                                15,234           (6,232)

Cash and cash equivalents at beginning of period                                                    10,027           24,467
                                                                                            --------------   --------------

Cash and cash equivalents at end of period                                                  $       25,261   $       18,235
                                                                                            ==============   ==============

Supplemental disclosures of cash flow information:
   Cash paid or refunded during the period for:
     Interest                                                                               $        1,167   $        1,160
                                                                                            ==============   ==============
     Income taxes paid                                                                      $            -   $        2,500
                                                                                            ==============   ==============
     Income taxes refunded                                                                  $            -   $        3,860
                                                                                            ==============   ==============
   Non-cash financing activities:
      Property and equipment additions resulting from capital leases                        $        3,375   $        3,606
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


3.     EARNINGS PER SHARE

       The Company incurred a net loss for the three months ended September 28, 2003, therefore, options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive. Had the Company reported income for the period, the Company would have reported an additional 78,000 dilutive shares outstanding in the form of stock options assumed exercised.


4.     GOODWILL AND INTANGIBLES

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

       Goodwill and other intangibles are recorded at cost, less accumulated amortization, and consist of the following at September 28, 2003 and December 29, 2002:

                                                                          September 28,     December 29,
                                                       Assigned Life           2003             2002
                                                       -------------      -------------    -------------
                                                                      (dollars in millions)
               Goodwill                                Indefinite            $  134.6        $  130.5
               Covenants not to compete                5 to 15 years              2.2             1.7
                                                                             --------        --------
                                                                             $  136.8        $  132.2
                                                                             ========        ========

       Amortization expense for the three months ended September 28, 2003 and September 29, 2002 was $0.1 million in both periods. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense for the years 2003, 2004, 2005 and 2006 is $0.4 million and $0.3 million for 2007.


5.     COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) consists of net earnings (loss) and the change in fair value of the Company's interest rate swap agreement as follows:

                                                   Three Months Ended                  Nine Months Ended
                                             ------------------------------      ------------------------------
                                              September 28,    September 29,     September 28,    September 29,
                                                   2003             2002             2003              2002
                                             --------------    ------------      ------------    --------------
        Net earnings (loss)                    $       (594)   $        639      $      2,662      $      3,507
        Other comprehensive loss
            Change in fair value of interest
              rate swap agreement                       276            (813)              (15)           (1,004)
            Income tax benefit (expense)               (106)            350                 4               432
                                               ------------    ------------      ------------      ------------
        Comprehensive income (loss)            $       (424)   $        176      $      2,651      $      2,935
                                               ============    ============      ============      ============

       The change in fair value of the Company's interest rate swap agreement for the nine-month period ended September 28, 2003 was due to a decline in interest rates.


6.     FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

       During the first quarter of 2003, the Company recorded a $0.3 million non-cash benefit related to the change in fair value of the interest rate swap agreement. The Company also recorded $0.2 million in the first quarter and less than $0.1 million in the second quarter, for an accumulated comprehensive loss related to the change in fair market value of the remaining portion of its interest rate swap agreement, net of applicable tax effects.

       In the third quarter of 2003, the Company recorded a decrease of $0.2 million to the accumulated comprehensive loss related to the change in fair market value of its interest rate swap agreement, net of applicable tax effects. At September 28, 2003, the entire swap agreement qualified for hedge accounting.

       On February 15, 2003, the Company borrowed all remaining available funds under its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. As of March 30, 2003, the Company was not in compliance with the fixed charge ratio provision of the term loan. On May 14 , 2003, the Company obtained from its lenders a waiver for this covenant default. At September 28, 2003, the Company was in compliance with its credit facility; however, the Company may not meet the leverage ratio covenant of its credit agreement in the fourth quarter of 2003. The Company anticipates that it will be able to amend the current credit agreement to avoid such a covenant default. If the Company fails to obtain an amendment to the credit agreement, its operations could be adversely affected.

       On June 25, 2003, the Company entered into an amended and restated credit facility. This facility added a $20.0 million revolving line of credit, carrying a variable rate based on LIBOR, to the existing term loan. This amended and restated facility also modified all existing covenants except for the rent expense covenant. The amended credit facility also granted the Company latitude to purchase additional shares of its outstanding common stock. At September 28, 2003, the Company has not borrowed any funds against the additional $20.0 million revolving line of credit.


7.     TREASURY STOCK

       The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares of its common stock at an average price of $9.77 per share and a total cost of $7.4 million. During the second quarter, the Company repurchased an additional 49,800 shares at an average price of $12.25 per share and a total cost of $0.6 million. The Company did not repurchase any shares during the third quarter. On a year-to-date basis, the Company has repurchased 807,209 shares at an average price of $9.93 per share and a total cost of $8.0 million.


8.     STOCK OPTIONS

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

       The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to the measurement of stock-based employee compensation, including a straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                        Three Months Ended                      Nine Months Ended
                                              ------------------------------------       -----------------------------------
                                               September 28,         September 29,       September 28,        September 29,
                                                   2003                  2002                 2003                 2002
                                              --------------        --------------       --------------       --------------
     Net earnings (loss) as reported          $         (594)       $          639       $        2,662       $        3,507
     Deduct:  Total stock-based
         employee compensation
         expense determined under the
         fair value based method for
         all awards, net of related
         tax effects                                    (388)                 (312)              (1,252)                (937)
                                              --------------        --------------       --------------       --------------

     Pro forma net earnings (loss)            $         (982)       $          327       $        1,410       $        2,570
                                              ==============        ==============       ==============       ==============


     Earnings (loss) per share:
          Basic -- as reported                $         (.05)       $          .05       $          .23       $          .29
                                              ==============        ==============       ==============       ==============


          Basic -- pro forma                  $         (.09)       $          .03       $          .12       $          .21
                                              ==============        ==============       ==============       ==============


          Diluted -- as reported              $         (.05)       $          .05       $          .23       $          .28
                                              ==============        ==============       ==============       ==============


          Diluted -- pro forma                $         (.09)       $          .03       $          .12       $          .21
                                              ==============        ==============       ==============       ==============



9.     ACQUISITIONS

       The Company acquired six salvage pools in the first half of fiscal 2003. All of these acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's condensed consolidated financial statements from the dates of their acquisition.

       In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage in those markets. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents the penetration of a new market opportunity. The aggregate purchase price of these acquisitions is $7.9 million, of which 52% is related to goodwill.


10.    NEW ACCOUNTING PRONOUNCEMENTS

       In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for both contracts and hedging activities entered into or modified after June 30, 2003. The Company's adoption of this standard did not have a material impact on the Company's consolidated financial statements.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement required issuers to classify as liabilities (or assets in some circumstances) certain classes of freestanding financial instruments that embody obligations of the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the statement on June 29, 2003. The Company did not have any instruments within the scope of the statement at September 28, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this section contains forward-looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking information. In some cases, you can identify forward looking statements by our use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results, performance, liquidity, financial condition, prospects and opportunities could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under "Factors that May Affect Future Results" and in the Company's annual report on Form 10-K for the fiscal year ended December 29, 2002. Among these risks are: the amount and availability of, and the Company's ability to comply with restrictions and covenants relating to its indebtedness under its credit facility, changes in the actual cash value of salvage; the quality and quantity of inventory available from suppliers; the ability to pass through increased towing costs; that vehicle processing time will improve; legislative or regulatory acts; competition; the availability of suitable acquisition candidates and greenfield opportunities; the ability to bring new facilities to expected earnings targets; the dependence on key insurance company suppliers; the ability of the Company and its outside consultants to successfully complete the re-design and implementation of the Company's information systems, both in a timely manner and according to costs and operational specifications; and the level of energy and labor costs. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.


OVERVIEW

         Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions on either a consignment fixed fee, consignment percentage of sale, or purchase agreement basis. Under the consignment fixed fee method of sale, the Company receives a fixed fee per vehicle for its services. Under the consignment percentage of sale method, the Company receives a percentage of a vehicle's selling price as a fee for its services. There are, therefore, potentially greater profits to be realized under the consignment percentage of sale method versus the consignment fixed fee method because the higher the selling price of a vehicle, the greater the return for both the Company and its salvage provider. This increased profit potential encourages both the Company and the salvage provider to invest in vehicle enhancements to maximize vehicle selling prices. Under the percentage of sale and fixed fee consignment methods, the vehicles are not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the Company purchases vehicles from a salvage provider according to pre-arranged contractual terms. Because those vehicles are then owned by the Company, the total proceeds from the sale of the vehicle are recorded as revenue.

         Since its initial public offering in 1991, the Company has grown primarily through a series of acquisitions and opening of new sites to now include 74 sites. During the first quarter of 2003, the Company acquired facilities in Rochester and Buffalo, New York, and established new facilities in Dothan, Alabama and Little Rock, Arkansas. In the second quarter of 2003, the Company acquired facilities in Wichita, Kansas, Ogden, Utah, Wilmington, North Carolina, and Orlando, Florida.


RESULTS OF OPERATIONS

Three Months Ended September 28, 2003 Compared to the Three Months Ended September 29, 2002

Revenues were $49.1 million for the three months ended September 28, 2003, down from $52.8 million for the same three months period in 2002. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method and lower same-store sales volumes. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for 5% of the total vehicles sold in the third quarter of 2003, versus 8% for the same quarter last year. Fee income in the third quarter increased 2.5 percent to $40.3 million, versus $39.3 million in the third quarter of last year.

         Net revenues, defined as gross revenues less vehicle cost, increased to $41.8 million for the three months ended September 28, 2003 from $40.1 million for the same three month period last year. The Company uses this revenue measurement to evaluate its performance by computing all revenues on a consignment equivalent basis.

         Cost of sales decreased $2.6 million to $40.7 million for the three months ended September 28, 2003, versus $43.3 million for the same period last year. Vehicle cost of $7.3 million is $5.4 million less than last year's amount of $12.7 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch costs of $33.4 million increased $2.8 million from $30.6 million for the same period last year. This increase is primarily related to the additional operating costs associated with the establishment of new branch facilities.

         Gross profit decreased 12% to $8.4 million for the three months ended September 28, 2003, from $9.5 million for the comparable period in 2002. The primary reason for the decline in gross profit is the drop in same-store unit volumes along with lower profit margins at recently acquired branches.

         Selling, general and administration expense of $7.7 million for the three months ended September 28, 2003 increased $1.4 million, or 22%, from the $6.3 million recorded in the same quarter last year. This increase was primarily due to activities associated with the new system implementation. Amortization of intangible assets is now included within this category of expense and amounted to $0.1 million in the quarter for both 2003 and 2002.

         Business transformation costs currently include direct costs to convert the existing databases, dedicated training resources and severance costs. Direct costs related to the system conversion were $1.2 million in this quarter, which was lower than the $2.1 million recorded in the same quarter last year but higher than expected. In 2002, business transformation costs included the information technology system redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the third quarter of 2001.

         Interest expense of $0.5 million for the three months ended September 28, 2003 is $0.5 million higher than the comparable period in 2002. Included in interest expense for the three months ended September 29, 2002 was a non-cash benefit of $0.1 million related to the change in fair value of the interest rate swap agreement. Other income of less than $0.1 million declined from last year's amount of $0.1 million.

         The Company's effective income tax rate was 41.2% and 43.0% in 2003 and 2002, respectively.


Nine Months Ended September 28, 2003 Compared to the Nine Months Ended September 29, 2002

         Revenues were $158.5 million for the nine months ended September 28, 2003, down from $181.8 million for the same nine months period in 2002. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method and lower same-store sales volumes. Vehicles sold under the purchase agreement method accounted for 6% of the total vehicles sold in the first nine months of 2003, versus 10% for the same period last year. Fee income increased to $126.2 million versus $123.5 million for the same nine months period in 2002.

         Net revenues, defined as gross revenues less vehicle cost, increased to $130.0 million for the nine months ended September 28, 2003 from $128.2 million for the same nine month period last year. The Company uses this revenue measurement to evaluate its performance by computing all revenues on a consignment equivalent basis.

         Cost of sales decreased $20.5 million to $127.8 million for the nine months ended September 28, 2003, versus $148.3 million for the same period last year. Vehicle cost of $28.5 million is $25.0 million less than last year's amount of $53.5 million. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch costs of $99.3 million in 2003 represented an increase of $4.5 million from $94.8 million for the same period last year. This increase is primarily the result of additional operating costs related to the establishment of new branch facilities.

         Gross profit decreased 8% to $30.8 million for the nine months ended September 28, 2003, from $33.4 million for the comparable period in 2002. This decline in gross profit is a result of lower same-store volumes along with lower profit margins at recently acquired branches.

         Selling, general and administration expense of $22.4 million increased 9% from last year's amount of $20.5 million. This increase is primarily due to indirect activities related to the new system implementation and branch expansion. Amortization of intangible assets is now included within this category of expense and amounted to $0.3 million in 2003 and $0.2 million in 2002.

         Business transformation costs for the nine months ended September 28, 2003 were $2.9 million versus $6.3 million in the same period last year. Business transformation costs currently include direct costs to convert the existing databases to the new system, dedicated training resources and severance costs related to back office downsizing. In 2002, business transformation costs included the information technology system redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the third quarter of 2001.

         Interest expense of $1.1 million for the nine months ended September 28, 2003, increased $0.3 million from $0.8 million for the comparable period in 2002. Included in interest expense for the nine months ended September 29, 2002 was a non-cash charge of $0.4 million related to the change in fair value of the interest rate swap agreement. Other income of $0.1 million declined by $0.1 million from last year's amount.

         The Company's effective income tax rate was 41.2% and 43.0% in 2003 and 2002, respectively.


FINANCIAL CONDITION AND LIQUIDITY

         At September 28, 2003, the Company had current assets of $82.0 million, which includes $25.3 million of cash and cash equivalents. Current liabilities were $56.1 million. The Company had working capital of $25.9 million at September 28, 2003, a $2.1 million increase from December 29, 2002.

         At September 28, 2003, the Company's long-term debt, including current installments, consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%, and $26.2 million borrowed under its credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable interest rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. As of March 30, 2003, the Company was not in compliance with the fixed charge ratio provision of the term loan. . On May 14 , 2003, the Company obtained from its lenders a waiver for this covenant default. At September 28, 2003, the Company was in compliance with its credit facility; however, the Company may not meet the leverage ratio covenant of its credit agreement in the fourth quarter of 2003. The Company anticipates that it will be able to amend the current credit agreement to avoid such a covenant default. If the Company fails to obtain an amendment to the credit agreement, its operations could be adversely affected. (See Note 6 of Notes to Condensed Consolidated Financial Statements -- Financial Instruments and Hedging Activities.)

         Other long-term liabilities include a post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at September 28, 2003 for the post-retirement benefits liability is approximately $2.7 million.

         Capital expenditures were $11.7 million for the nine months ended September 28, 2003. These capital expenditures include capitalization of certain development costs related to the Company's new information technology system along with various branch improvements, including upgrades to existing branches and the addition of capacity in key markets. In addition to the cash capital expenditures, property and equipment additions of $3.4 million resulted from capital lease transactions entered into during the year. At September 28, 2003, the Company's total future obligation under all capital leases was $5.4 million.

         The Company has acquired six salvage pools since the beginning of fiscal 2003. All of these acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's condensed consolidated financial statements from their date of acquisition. In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage in those markets. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents penetration into a new market. The total cost of adding these six new facilities was less than $7.9 million.

         The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of September 28, 2003, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of those risks.

         Period Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors, some of which are more significant for sales under the purchase agreement method. These factors include, but are not limited to, fluctuations in Actual Cash Value ("ACV" -- the estimated pre-accident fair value of the vehicle) of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include, but are not limited to, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Future decreases in the quality and quantity of inventory, and in particular the availability of newer and less-damaged vehicles, especially for inventory disposed of under the purchase agreement method of sale would have a material adverse effect on the operating results and financial condition of the Company.

         In the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and its operating results may vary significantly due to its relatively fixed expense levels.. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

         Competition. The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other regional salvage pools. It is possible that the Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors could include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2002, vehicles supplied by the Company's three largest suppliers accounted for approximately 39% of the Company's total unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, each accounted for approximately 16%, 14%, and 9%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements that these suppliers have with the Company, could have a material adverse effect on the Company's operating results, financial condition and quantity or quality of inventory.

         Purchase Agreement Method. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by the supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's Actual Cash Value (ACV), depending on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. Because the Company's purchase price is fixed by contract, higher ACVs and lower market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Beginning late in the second quarter of 2000 and continuing through 2002, purchase agreement profitability was impaired by a combination of rising ACVs and flat to lower sale prices at auctions in certain areas of the country. Further increases in ACVs or declines in the market or auction prices for salvage vehicles could have a material adverse effect on the Company's operating results and financial condition. To mitigate this risk, the Company began shifting away from the sale of vehicles under the purchase agreement method. In 2002 and 2001, respectively, approximately 10% and 19% of the units processed by the Company were processed through the purchase agreement method of sale. Vehicles sold under the purchase agreement method accounted for 5% of the total vehicles sold in the third quarter of 2003, versus 8% for the same period last year. The Company expects the purchase agreement method of units sold in future years to remain at or below 5%.

         Enterprise-Wide System Redesign Project. The Company retained the services of SEI Information Technology to develop a new enterprise-wide application to manage the salvage and auction process. The new Web-based system will support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. It will speed all aspects of the Company's operations, support growth and expansion plans, provide improved reliability and maintainability, and ultimately, deliver increased profits. As a result of its investment in developing and implementing key standardized business processes throughout the Company and the Enterprise-Wide System Redesign Project, the Company expects to reduce its annual pre-tax operating costs by a minimum of $10 million, and potentially as much as $15 million from the two projects combined. Development and testing of the enterprise-wide application began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. As of October 31, 2003, the Company had converted most of its original databases to the new system. The Company encountered some unanticipated issues during the implementation phase which delayed completion of the project and caused the Company to incur additional costs beyond the project's original estimates . The Company expects to complete the roll-out of the new system by the end of 2003. However, there remains inherent risks associated with the application and implementation of the new system that could continue to adversely impact the Company's results with respect to timing, costs and cost savings.

         Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local agencies statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition.

         Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expend resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of these expenses by the insurance company suppliers. The Company may not realize sufficient revenue from these services to cover these expenses, in which case, its results of operations may be materially adversely affected.

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. The Company may not be able to continue to acquire new facilities or add additional facilities on terms economically favorable to the Company or increase revenues at newly-acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital to finance such integration and expansion. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand and train the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

         Volatility of Stock Price. The market price of the Company's common stock has been and will continue to be subject to significant fluctuations in response to various factors and events, including variations in the Company's operating results, the timing and size of acquisitions and facility openings, the loss of vehicle suppliers or buyers, the announcement of new vehicle supply agreements by the Company or its competitors, changes in regulations governing the Company's operations or its vehicle suppliers, environmental problems or litigation. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         On February 15, 2003, the Company borrowed available funds related to its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan will be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. (See Note 6 of Condensed Consolidated Financial Statements -- Financial Instruments and Hedging Activities and the Financial Condition and Liquidity section for discussion of bank covenants.)

         The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $26.2 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At September 28, 2003, the interest rate swap agreement has a notional amount of $26.2 million under which the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. The Company recorded a non-cash benefit of $0.3 million in the first quarter related to the change in fair value for a portion of its interest rate swap agreement. For the nine month period ended September 28, 2003, the Company has recorded less than $0.1 million of an accumulated comprehensive loss, net of taxes, related to the change in fair value of the remaining portion of its interest rate swap agreement. At September 28, 2003, the entire swap agreement qualified for hedge accounting.


ITEM 4. CONTROLS AND PROCEDURES


         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports is recorded, processed, summarized and reported on a timely and accurate basis, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer along with its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule I3a-l4. Based upon the foregoing, the Company's President and Chief Executive Officer, along with its Chief Financial Officer, concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its Exchange Act reports.

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

         (a)      EXHIBITS.


                  31.1* Certification by the CEO pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.

                  31.2* Certification by the CFO pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.

                  32** Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  *     Filed herewith
                  **    Furnished herewith.


         (b)      REPORTS ON FORM 8-K.

                  The Company filed a current report on Form 8-K, dated September 26, 2003, which contained a press release to report preliminary third quarter results for the quarter ended September 28, 2003.

                  The Company filed a current report on Form 8-K, dated October 24, 2003, which contained a press release announcing financial results for the quarter ended September 28, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INSURANCE AUTO AUCTIONS, INC.




Date: November 12, 2003                 By:    /s/ Scott P. Pettit
      -----------------                        ---------------------------------
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