Form 10-K
period 2003-12-28
INSURANCE AUTO AUCTIONS INC /CA
filed 2004-03-29
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19594

                              ---------------------

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of Registrant as specified in its charter)

           ILLINOIS                                             95-3790111
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                       850 EAST ALGONQUIN ROAD, SUITE 100
                           SCHAUMBURG, ILLINOIS 60173
                                 (847) 839-3939
       (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                              ---------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of Registrant's voting stock, based on the closing price of the Registrant's Common Stock as of June 29, 2003, was approximately $50,822,000. For purposes of this calculation, the Registrant's directors, executive officers and 5% shareholders have been assumed to be affiliates. As of March 1, 2004, the Registrant had outstanding 11,538,299 shares of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Shareholders, scheduled to be held on June 16, 2004, are incorporated herein by reference in Part III hereof.

================================================================================

                          INSURANCE AUTO AUCTIONS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.
Item 1.    Business...................................................................................        3
Item 2.    Properties.................................................................................       12
Item 3.    Legal Proceedings..........................................................................       12
Item 4.    Submission of Matters to a Vote of Security Holders........................................       13

PART II.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities..................................................       14
Item 6.    Selected Financial Data....................................................................       15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......       16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................       22
Item 8.    Financial Statements and Supplementary Data................................................       23
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......       23
Item 9A.   Controls and Procedures....................................................................       23

PART III.
Item 10.   Directors and Executive Officers of the Company............................................       24
Item 11.   Executive Compensation.....................................................................       24
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................       24
Item 13.   Certain Relationships and Related Transactions.............................................       24
Item 14.   Principal Accountant Fees and Services.....................................................       24

PART IV.
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................       25

                                     PART I

ITEM 1. BUSINESS.

         This Report contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking statements. In some cases, you can identify forward looking statements by use of words such as "may, will, should, anticipates, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publish, update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

OVERVIEW

         Insurance Auto Auctions, Inc., together with its subsidiaries, provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions. In an accident, theft or other claims adjustment process, insurance companies typically take possession of a vehicle because (i) based on economic and customer service considerations, the vehicle has been classified as a "total loss" and the insured replacement value has been paid rather than the cost of repair or (ii) a stolen vehicle is recovered after the insurance company has settled with the insured. The Company generally sells these salvage and theft-recovered vehicles at live or closed bid auctions on a competitive-bid basis at one of the Company's facilities.

         The Company processes salvage vehicles primarily under three methods: fixed fee consignment, percentage of sale consignment, and purchase agreement. Under the fixed fee consignment and percentage of sale consignment methods, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. Under the purchase agreement method, the Company generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by contract with the insurance company supplier, and then resells these vehicles for the Company's own account at the Company's auctions. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

         The Company has grown through the acquisition of additional auto salvage pool operations and opening of new facilities in strategic locations, resulting in a network of 75 sites in 31 states as of March 1, 2004. A majority of the vehicles currently processed by the Company are sold under the fixed fee and percentage of sale consignment arrangements. In 2003, 52% of the vehicles processed by the Company were sold under the fixed fee consignment method, 42% were sold under the percentage of sale consignment method, and 6% were sold under the purchase agreement method.

         The Company obtains the majority of its supply of vehicles from insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 2003, vehicles supplied by the Company's three largest suppliers accounted for approximately 36% of the Company's unit sales, a 6% decrease from 2002. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate Insurance accounted for approximately 16%, 12%, and 8%, respectively, of the Company's 2003 unit sales.

HISTORY

         The Company was organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. ("LAAS"). In January 1990, all the outstanding capital stock of LAAS was acquired in a leveraged buyout and, in October 1991, LAAS changed its name to Insurance Auto Auctions, Inc. The Company completed its initial public offering in November 1991. Its common stock is traded on the Nasdaq National Market(R) under the symbol "IAAI". In 1997, the Company reincorporated in the State of Illinois.

FIXED FEE CONSIGNMENT SALE METHOD

         In 2003 and 2002, the percentage of vehicles processed by the Company that were sold under the fixed fee consignment sale method was approximately 52% and 41%, respectively. Under this sale method, the Company charges fees to the insurance company supplier for specific services. These fees typically include a salvage sales fee plus towing, title processing and storage fees. With this method of sale, the Company acts as an agent for the insurance company, arranges for the salvaged vehicle to be towed to its facility and processes it for sale. Because the Company never takes ownership of the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fixed fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the fixed fee consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the Company's revenue is principally comprised of the sale price of the vehicle.

PERCENTAGE OF SALE CONSIGNMENT METHOD

         In 2003 and 2002, the percentage of vehicles processed by the Company that were sold under the percentage of sale consignment method was approximately 42% and 49%, respectively. Pursuant to this method of sale, the Company acts as an agent for the insurance company and receives a negotiated percentage of the vehicle selling price. As an agent, the Company arranges for the salvaged vehicle to be towed to its facility and processes it for sale for a fee based on a percentage of sale price. The percentage of sale consignment method provides suppliers with a potentially greater upside as the Company's fees are tied to selling prices and, thus, the salvage supplier has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. Because the Company never takes ownership of the vehicle, the Company's revenues per vehicle from percent of sale consignment sales are generated from these sales fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the percentage of sales consignment method is approximately 5% to 15% of the revenue recognized per vehicle under the purchase agreement method, where the Company's revenue is principally comprised of the sale price of the vehicle.

PURCHASE AGREEMENT METHOD

         In 2003 and 2002, the percentage of vehicles processed by the Company that were sold under the purchase agreement method of sale was approximately 6% and 10%, respectively. Under the purchase agreement method of sale, the Company is required to purchase, and the insurance company and other non-insurance company suppliers are required to sell to the Company, virtually all total-loss and recovered theft vehicles generated by that supplier in a designated geographic area. The agreements are customized to each supplier's needs, but typically require the Company to pay a specified percentage of a vehicle's actual cash value, or ACV, which is equal to the estimated pre-accident fair value of the vehicle. ACV for any given vehicle depends on the vehicle's age and certain other conditions, including whether the vehicle is a total-loss or a recovered theft vehicle. The Company assumes the risk of market price variation for vehicles sold under a purchase agreement, and therefore works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed by contract, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase agreement method. Revenue recorded from the sale of a purchase agreement vehicle represents the actual selling price of the vehicle. The cost of the vehicle under this method is reflected in the vehicle cost line of cost of sales.

SERVICES PROVIDED TO ALL SUPPLIERS

         The process of salvage disposition through the Company's system begins at the first report of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative consigns the vehicle to the Company, either by phone, facsimile or electronically through the Company's online CSA Today(SM) system.

         CSA Today is the Company's proprietary data management system. The system enables insurance company suppliers to enter vehicle data electronically, and then track and manage the progress of salvage vehicles throughout the disposition process in terms of both time and salvage recovery dollars. With this tool, vehicle providers have 24-hour access to their total-loss data. The information provided through this system ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this system include inventory management tools and a powerful new "Average Salvage Calculator" that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the "repair" vs. "total" decision. The management tools provided by CSA Today enable claims personnel to monitor and manage total-loss salvage effectively. CSA Today's daily updates provide current and meaningful data to the Company's vehicle providers.

         The Company also offers a total-loss appraisal service, FastTrack(R). FastTrack utilizes an early total-loss recognition system to identify, appraise and move probable total-loss vehicles sooner than the conventional claims process. FastTrack cuts through many of the delays typically associated with traditional claims handling by combining a comprehensive appraisal service with the Company's salvage service resources. Completed appraisals, including a condition report and an array of digital images, are electronically transmitted to a secure, password-protected Web site, providing adjusters with same-day access to the information via the Internet. The result is faster completion of total-loss appraisals, significant savings on accrued shop storage and car rental expenses, and exceptional customer satisfaction.

         The Company's FastTow(R) service provides towing services that guarantee vehicles will be delivered to a Company branch storage facility, usually within one to two business days of consignment in a designated service area. When retrieving a vehicle, the FastTow service will also advance, on behalf of the supplier, any storage and towing charges incurred when towing the vehicle from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by the Company, the towing subcontractor generally will pay the charges on behalf of the Company at time of vehicle pick up and deliver the vehicle to the predetermined Company auction and storage facility. The rapid retrieval time and review of advance charges are also intended to increase the insurance company's net return on salvage.

         In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop, and also to improve service time for the policyholder, the Company and a certain group of its insurance company suppliers have established vehicle inspection centers, or VICs, at many of the Company's facilities. A VIC is a temporary storage and inspection facility located at a Company site that is operated by the insurance company. Suspected total-loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the insurance company determines that a vehicle is a total loss, it can easily be moved to one of the Company's vehicle storage areas. If the vehicle is not totaled, it is promptly delivered to the insurer's selected repair facility. The Company also has the ability to provide digital images as a service to its customers, electronically displaying pictures of the damaged cars to insurance adjusters in their offices.

         After a totaled vehicle is received at a Company facility, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by the Company. For most vehicles stored at the Company's facilities, no storage charges accrue for a contractually specified period of time. The Company provides management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, the Company customarily offers the insurance companies' staff training for each state's Department of Motor Vehicles ("DMV") document processing. These services expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative costs and expenses. The Company then processes the title documents in order to comply with DMV requirements for these vehicles. This may involve re-registering the vehicle and obtaining a salvage certificate, after which the Company is entitled to sell the vehicle.

         The Company generally conducts auctions either every week or bi-weekly at each of its locations. These auctions are either live or sealed bid. Auction lists can be viewed online on the Company's Web site, where buyers can either review all vehicles at a location or search for specific vehicles. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. The Company's Auction Center, at www.iaai-bid.com(SM), is an online, Internet-based bidding forum to preview and bid on salvage vehicles at all of the Company's facilities throughout the United States. It provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an "Auto Locator" function that promotes the search for specific vehicles within the auction system, and special "Flood" or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.

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

OTHER SERVICES

         The Company offers its vehicle suppliers a National Salvage Network that allows an insurance company supplier to consign all of its salvage vehicles to a call center. This call center enables the Company to distribute vehicle consignments throughout most of the United States, even in markets where the Company does not currently have a facility, and is designed to minimize the administrative workload for insurance companies. In certain areas where the Company does not have a facility, such vehicles are distributed to the Company's selected ServicePartners(TM).

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

         The Company also provides certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. The Company's CarCrush(R) service helps insurance companies by ensuring that severely damaged or stripped "high profile" cars are crushed to prevent their vehicle identification numbers (VINs) from being used in auto theft. The Company also provides computerized reporting of vehicle sales to the National Insurance Crime Bureau (NICB). This includes detailed buyer information obtained through the Company's registration process.

         The Company's BidFast(R) service provides insurers with binding bids for salvage vehicles that historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, many times, measurably improved for the supplier using this service and enables compliance with many states' Department of Insurance Regulations. Vehicles purchased under BidFast are accounted for under the purchase agreement method of sale.

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

         The Company's strategies for increasing profitability at existing sites include efforts to shift more salvage providers to revenue sharing arrangements, such as the percentage of sale consignment method. The Company is also promoting its Run & Drive(R) service in which certain salvage vehicles are driven during the auction to demonstrate to prospective buyers that the major component parts of a vehicle still operate. These product offerings are designed to maximize returns for both the Company and the salvage provider.

         Continued Market Penetration Through Acquisitions

         Since the Company's initial public offering in November 1991, the Company has acquired additional salvage pool operations across the United States to offer better national coverage to its insurance company suppliers. As of March 1, 2004, the Company operated 75 sites in 31 states.

         The Company intends to continue to pursue acquisitions of strategically located salvage pools. Through such acquisitions, it seeks to enhance geographically broad-based relationships with key insurance company suppliers, in addition to offering its specialized salvage services to new insurance companies and other suppliers. In pursuing its acquisition strategy and plans, the Company recognizes that there will be continuing challenges in effectively and efficiently integrating new facilities into its existing operations. Among other things, future acquisitions will require continued investment in infrastructure. See "Factors That May Affect Future Results."

         New Site and Existing Site Expansion

         While the Company expects to continue pursuing growth through acquisitions, it will also continue to seek growth through the opening of new sites and the expansion of existing sites in markets where it can leverage existing relationships with vehicle providers. The opening of new sites offers advantages in certain markets and allows the Company to capitalize on regional and national customer accounts.

         Development of National/Regional Supplier Agreements

         The Company's expanded geographic base of operations, plus its National Network, facilitates its strategy of offering existing and prospective customers national and regional supplier agreements. These agreements can provide a more consistent reporting and control function to the Company's customers, who benefit from a reduction in the number of service providers through which they must do business.

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

         Electronic Data Interchange and Electronic Funds Transfer (EDI/EFT) facilitate faster, more accurate service from consignment and vehicle pickup through sale and final settlement. EDI helps minimize insurance staff involvement, lowers error rates and diminishes administrative requirements through direct communication between the Company's system and the insurance company's system. EDI/EFT electronically expedites the total-loss recovery process. Reduced manual intervention combined with faster, more accurate service translates into quicker turnaround on the final settlement.

         SurePay(R) is the Company's electronic funds transfer service that improves the speed and accuracy of the billing and final settlement process by automatically depositing salvage proceeds directly into customer bank accounts.

MARKETING

         The Company's internal sales force is its primary method of marketing its services to insurance company and non-insurance company salvage suppliers. These individuals solicit prospective vehicle providers at the national, regional and local level. Branch managers also provide support in the form of day-to-day customer service and address customer needs at the local level.

         In an effort to generate additional revenues and improve customer satisfaction, direct mail is also used to communicate services and benefits to customers. This initiative includes a national quarterly newsletter, entitled OnTrack, and other local market updates that discuss how the Company addresses specific customer needs. In addition, the Company participates in a number of local, regional and national trade show events that further promote the benefits of its products and services.

         Using historical data supplied by prospective suppliers, the Company can provide suppliers with a detailed analysis of their current salvage returns and a proposal detailing ways in which the Company can improve salvage returns, reduce administrative costs, and provide proprietary turn-key claims processing services.

         In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing salvage vehicles, the Company also offers services intended to increase the net amount of salvage sale proceeds received by suppliers while also reducing the time required to receive net proceeds. The Company seeks to become an integral part of its suppliers' salvage processes, and it views such mutually beneficial relationships as an essential component of its effort to attract and retain suppliers.

         The Company also seeks to expand its supply relationships through recommendations from individual insurance company branch offices to other offices of the same insurance company. The Company believes that its existing relationships, and the recommendations of branch offices, play a significant role in its marketing of services to national insurance companies. Indeed, as the Company has expanded its geographic coverage, it has been able to market its services to insurance company suppliers on a national basis or within an expanded geographic area.

         The Company sells the majority of its vehicles through live auctions and maintains databases that contain information regarding over 37,500 registered buyers. No single buyer accounted for more than 10% of the Company's revenue in 2003, highlighting the diversity of the Company's buyer base. The Company generally accepts cash, money orders, cashier's checks, wire transfers and pre-approved checks for purchased vehicles. Vehicles are sold "as is" and "where is." In advance of an auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually available at the auction facility or online on the Company's Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Web site at www.iaai.com.

COMPETITION

         The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other regional salvage pools. The Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

GOVERNMENTAL REGULATION

         The Company's operations are subject to regulation, supervision and licensing under various federal, state and local agencies statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition. See "Factors That May Affect Future Results."

ENVIRONMENTAL REGULATION.

          The Company's operations are subject to federal, state and local environmental laws and regulations. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials, such as waste solvents or used oils, are generated at some of the Company's facilities and are disposed of as non-hazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. To date, the Company has not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials. Environmental laws and regulations, however, could become more stringent over time and the Company may be subject to significant compliance costs in the future. Future contamination at any one or more of the Company's facilities, or the potential contamination by previous users of certain acquired facilities, create the risk, however, that the Company could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

EMPLOYEES

         At March 1, 2004, the Company employed 979 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

AVAILABLE INFORMATION

         The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

         The Company also makes available free of charge on or through its Web-site (http://www.iaai.com) copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         Period Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the ACV of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less-damaged vehicles, especially for inventory disposed of under the purchase agreement method of sale, would have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and the Company's operating results may vary significantly due to its relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will fall below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

         Competition. The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other regional salvage pools. The Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

         Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2003, vehicles supplied by the Company's three largest suppliers accounted for approximately 36% of the Company's total unit sales. The largest suppliers, State Farm Insurance, Farmers Insurance, and Allstate, accounted for approximately 16%, 12%, and 8%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements that these suppliers have with the Company, could have a material adverse effect on the Company's operating results, financial condition and quantity or quality of inventory.

         Enterprise-Wide System Redesign Project. The Company developed a new enterprise-wide application to manage its salvage and auction process. The new Web-based system is intended to support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. Development and testing of the enterprise-wide application began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. Though the Company encountered some unanticipated issues during the implementation phase, which delayed completion of the project and caused the Company to incur additional costs beyond the project's original estimates, the Company completed the roll-out of the new system by the end of 2003. However, there remain inherent risks associated with the application and continued enhancements of the new system that could continue to adversely impact the Company's ability to achieve cost savings and increased profitability.

         Governmental Regulation. The Company's operations are subject to regulation, supervision and licensing under various federal, state and local agencies statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition.

         Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expend resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral- based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of these expenses by the insurance company suppliers. The Company may not realize sufficient revenue from these services to cover these expenses, in which case, its results of operations may be materially adversely affected.

         Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. The Company may not be able to continue to acquire new facilities or add additional facilities on terms economically favorable to the Company, or at all, or increase revenues at newly-acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund the expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital. In the future, the Company will also be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand, train and manage the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

         Environmental Regulation. The Company's operations are subject to federal, state and local environmental laws and regulations. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials, such as waste solvents or used oils, are generated at some of the Company's facilities and are disposed of as non-hazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. To date, the Company has not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials. Environmental laws and regulations, however, could become more stringent over time and the Company may be subject to significant compliance costs in the future. Future contamination at any one or more of the Company's facilities, or the potential contamination by previous users of certain acquired facilities, create the risk, however, that the Company could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

ITEM 2. PROPERTIES.

         The Company's principal administrative, sales, marketing and support functions are located in Schaumburg, Illinois. The lease on the office space in Schaumburg expires on September 30, 2004. The Company and its subsidiaries also lease approximately 63 properties in Alabama, Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company owns 12 properties located in Illinois, Kansas, Massachusetts, Michigan, New Mexico, New York, Oklahoma, South Carolina and Texas. All of these properties are used primarily for auction and storage purposes. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available on reasonably acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is party to a number of lawsuits arising in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on its consolidated financial position.

Emery Air Freight Accident

         On February 4, 2003, the Company filed a lawsuit in the Superior Court of California, County of Sacramento, against Emery Air Freight, Tennessee Technical Services, and Bob and Corrine Spence. The lawsuit seeks to recover damages caused by the crash of an Emery DC-8 aircraft onto the Company's Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of the Company's facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and the Company was required to do so. The Company suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. In its lawsuit, the Company seeks to recover from Emery and Tennessee Technical Services for negligence, trespass, and negligent maintenance of the aircraft. Alternatively, the Company seeks to recover from the Spences for breach of provisions in the Company's lease requiring the landlord to either pay for or share the cost of remediation of hazardous wastes. The Company maintained insurance policies that covered a significant portion of its losses. The Company's insurer, Reliance Insurance Company, paid almost $1.0 million on the Company's lost inventory claims. However, in October 2001, the Pennsylvania Insurance Commissioner put Reliance into reorganization, a petition in bankruptcy was filed, and it appears unlikely that Reliance will make any further payments to the Company. The Company has filed claims with the California Insurance Guarantee Association, which provides coverage for California property losses insured by an admitted insurer that is unable to pay covered claims. The Association has refused to pay the Company's claims and has taken the position that its liability to the Company is limited to $0.5 million. The Company anticipates that it will incur substantial legal fees and costs in its efforts to recover its losses, and there is no guarantee that the Company will be successful.

Proposed Relocation of the Woodinville Branch

         On September 16, 2003, the Company received notice from the King County Wastewater Treatment Division, Department of Natural Resources, that King County was in the process of building a water treatment facility and that the Company's Woodinville, Washington branch was located within the boundaries of the likely site for placement of this facility. In the notice, the Company was advised that if the site was selected, King County would pursue acquisition of the property from the Company's landlord, Waterman Properties.

         On October 3, 2003, the Company received further notice from King County that it had extended an offer to purchase the Woodinville site from Waterman Properties and that, if the offer was accepted, the Company would be expected to enter into a lease arrangement with King County until such time as King County directed it to vacate the facility. The notice stated that the Company would be entitled to at least ninety (90) days notice prior to being required to vacate. In an open house meeting on December 1, 2003, King County announced that it expected all property owners and tenants to vacate the proposed water treatment site no later than the end of 2004. To date, the Company has not received formal notice of this timeline from King County; instead, the Company was advised of the timeline from counsel who attended the open house meeting.

         While the timeline in which the Company would be required to vacate is uncertain, the Company considers it likely to occur by the end of 2004. King County and the Company's landlord remain in negotiations for the sale of the property. The Company has retained counsel and other consultants to assist in its relocation effort, to protect the Company's interests in the value of leasehold improvements made to the premises, and to recover costs resulting from the relocation. Pursuant to applicable law, the Company is entitled to reimbursement of certain costs associated with the relocation of its business from this site to another suitable location.

         Under the Company's lease with Waterman Properties, it is entitled to the value of its leasehold improvements. There is currently a dispute between the Company and Waterman Properties regarding how to value the improvements made to the Woodinville facility. On March 4, 2004, the Company filed a lawsuit in Snohomish County Superior Court against King County and Waterman Properties, asking the Court to appoint a receiver to manage a portion of the funds (up to $1.5 million) that Waterman Properties might receive from King County and to award the Company a portion of the condemnation award in an amount equal to the value of its leasehold improvements. The outcome of this action is uncertain at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended December 28, 2003.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is traded on The Nasdaq National Market under the symbol IAAI. The following table sets forth the range of high and low sales prices per share for the Company's common stock for the periods indicated. At March 1, 2004, the Company had 392 holders of record of its common stock, approximately 1,380 beneficial owners and 11,538,299 shares outstanding.

                                  FISCAL 2003            FISCAL 2002
                              ------------------      -----------------
                               HIGH         LOW        HIGH        LOW
                              ------      ------      ------     ------
First Quarter                 $17.05      $ 8.64      $17.33     $14.30

Second Quarter                 14.85       10.94       22.38      16.53

Third Quarter                  14.80       10.70       20.36      14.51

Fourth Quarter                 14.85       10.95       18.35      14.63

         The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's financing agreement limits the Company's ability to pay cash dividends to no more than 25% of the Company's consolidated net income earned over a specified period.

         The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares of its common stock at an average price of $9.77 per share and a total cost of $7.4 million. During the second quarter of 2003, the Company repurchased an additional 49,800 shares at an average price of $12.27 per share and a total cost of $0.6 million. The Company did not repurchase any shares during the remainder of the year. On a year-to-date basis, the Company has repurchased 807,209 shares at an average price of $9.93 per share and a total cost of $8.0 million.

                                        ISSUER PURCHASES OF EQUITY SECURITIES
                                                      (c) TOTAL NUMBER OF         (d) MAXIMUM
                        (a) TOTAL                     SHARES PURCHASED AS       NUMBER OF SHARES
                        NUMBER OF     (b) AVERAGE       PART OF PUBLICLY        THAT MAY YET BE
                         SHARES        PRICE PAID      ANNOUNCED PLANS OR      PURCHASED UNDER THE
    PERIOD             PURCHASED       PER SHARE          PROGRAMS(1)           PLANS OR PROGRAMS
--------------         ----------     -----------     -------------------     ----------------------
First quarter            757,409       $     9.77           757,409                   742,591
Second Quarter            49,800            12.27            49,800                 1,442,791
Third Quarter                  -                -                 -                 1,442,791
Fourth quarter                 -                -                 -                 1,442,791

(1)The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of December 28, 2003, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share. The repurchase plan expires upon the repurchase of all authorized shares.

ITEM 6. SELECTED FINANCIAL DATA.

         The tables below summarize the selected consolidated financial data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The statement of earnings data for 2003, 2002 and 2001 and the balance sheet data as of December 28, 2003 and December 29, 2002 below have been derived from the Company's Consolidated Financial Statements included elsewhere herein that have been audited by KPMG LLP, independent certified public accountants, whose report is also included herein. The statement of earnings data for 1999 and 1998 and the balance sheet data for 2000, 1999 and 1998 are derived from audited consolidated financial statements not included herein.

                                              2003        2002        2001         2000       1999
                                           ---------   ---------   ---------    ---------   ---------
                                                    (in thousands, except per share amounts)
Selected Statement of Earnings Data:
Revenue                                    $ 209,650   $ 234,197   $ 292,990    $ 333,176   $ 317,391
Earnings (loss) from operations(1)             5,065       7,426      (5,209)      17,894      23,904
Net earnings (loss)                            2,332       4,008      (4,360)      10,489      13,705
Earnings (loss) per share - diluted              .20         .32        (.37)         .88        1.18
Weighted average common
   shares - diluted                           11,732      12,531      11,940       11,950      11,623

                                              2003        2002        2001         2000        1999
                                            --------    --------    --------     --------    --------
                                                                (in thousands)
Selected Balance Sheet Data:
Working capital                             $ 20,979    $ 23,787    $ 25,286     $ 53,204    $ 46,989
Total assets                                 287,793     259,650     278,204      265,707     248,132
Long-term debt, excluding
   current installments                       16,887          59         103       20,141      20,180
Total shareholders' equity                  $189,086    $194,102    $188,994     $187,741    $175,286


(1)Loss from operations for the fiscal year 2001 includes the following restructuring and asset impairment charges: (1) $1.9 million for severance costs; (2) $2.6 million for abandonment of facilities, including cancellation of a planned headquarters expansion; (3) $1.1 million for repositioning the Company's towing operations and other restructuring charges; (4) the write-down of $1.4 million of unamortized leasehold improvements; and (5) a $1.0 million write-off of amounts due from the Company's previous insurance carrier, which was placed in liquidation. Earnings from operations for the fiscal year 2000 includes $3.0 million resulting from the abandonment or disposal of computer hardware and software, $1.2 million to cover expenses resulting from a plane crash at a Company facility in California, and other charges of $0.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion in this section contains forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, management. The Company's actual results could differ materially from those discussed or implied herein.

         The following discussion and analysis should be read in conjunction with the Selected Financial Data and the consolidated financial statements and notes thereto appearing elsewhere in this Report.

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

ACQUISITIONS AND NEW OPERATIONS

         Since its initial public offering in 1991, the Company has grown through a series of acquisitions and opening of new sites to include 75 sites as of March 1, 2004. In 2003, the Company acquired branches in Buffalo and Rochester, New York; Wichita, Kansas; Salt Lake City, Utah; Wilmington, North Carolina and Orlando, Florida and also opened new operations in Dothan, Alabama and Little Rock, Arkansas. In January 2004, the Company opened a new operation in Tucson, Arizona.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 28, 2003 COMPARED TO THE YEAR ENDED DECEMBER 29, 2002

         Revenues decreased 10% to $209.7 million for the year ended December 28, 2003, from $234.2 million in 2002. The decline in revenues was primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Under the purchase agreement method, the entire purchase price of the vehicle is recorded as revenue compared to only recording the fees collected on the sale of a vehicle under the lower risk consignment fee based arrangements. Vehicles sold under the purchase agreement method accounted for less than 6% of the total vehicles sold in 2003, versus approximately 10% in 2002. Fee income for 2003 increased 4% to $169.7 million versus $162.8 million in 2002. Fee income increased primarily due to higher unit volumes.

         Cost of sales decreased $20.5 million to $170.5 million for the year ended December 28, 2003, versus $191.0 million for last year. Vehicle cost of $35.3 million in 2003 was $30.2 million less than $65.5 million in 2002. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $135.2 million increased $9.7 million in 2003 from $125.5 million in 2002. New branches opened in 2003 account for approximately $7.0 million of additional branch costs. Excluding the impact of new branches, branch costs increased $2.7 million primarily in tow and depreciation expense.

         Gross profit of $39.2 million for the year ended December 28, 2003 decreased $4.0 million, or 9%, from $43.2 million for 2002.

         Selling, general and administrative expense of $30.2 million in 2003 was $2.5 million more than the expense of $27.7 million in 2002. This increase was primarily due to expenses associated with the implementation of the Company's new automated salvage auction processing system. Amortization of intangible assets is now included within this category of expense and amounted to $0.5 million in 2003 and $0.3 million in 2002. See Note 2 of the Notes to Consolidated Financial Statements included herein for further discussion of this change.

         Business transformation costs for the year ended December 28, 2003 were $3.9 million, versus $8.1 million for last year. Business transformation costs include expenses related to the Company's systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's former computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001. As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Significant Items Affecting Comparability" below.

         Interest expense of $1.5 million for the year ended December 28, 2003 increased $0.8 million from $0.7 million for 2002. Included in interest expense for 2002 was a non-cash charge of $0.3 million to recognize the ongoing cost of the interest rate swap on the unused portion of the Company's credit facility. In February 2002, the Company used excess cash and proceeds from the sale of investments to repay its $20.0 million of 8.6% senior notes that matured on February 15, 2002 and entered into a new $30.0 million five-year unsecured credit facility. At December 29, 2002, there was no outstanding balance related to this credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan. On February 15, 2003, the Company borrowed the entire $30.0 million under the unsecured credit facility. At December 28, 2003, the outstanding balance related to the term loan with its lenders was $24.4 million. On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement with its lenders, which is described in "Financial Condition and Liquidity" below.

         Income tax expense for the year 2003 was $1.3 million, a decrease of $1.7 million from the income tax expense of $3.0 million for 2002. The Company's effective tax rate for the years 2003 and 2002 was 36% and 43%, respectively. The Company expects that its effective tax rate in 2004 will return to the 41% range.

         The Company's net earnings for the year 2003 was $2.3 million, a decrease of $1.7 million from the Company's net earnings of $4.0 million for the fiscal year 2002.

YEAR ENDED DECEMBER 29, 2002 COMPARED TO THE YEAR ENDED DECEMBER 30, 2001

         Revenues decreased 20% to $234.2 million for the year ended December 29, 2002, from $293.0 million in 2001. The decline in revenues is primarily due to the Company's continued shift away from vehicles sold under the purchase agreement method. Vehicles sold under the purchase agreement method accounted for less than 10% of the total vehicles sold in 2002, versus approximately 19% in 2001. Fee income for 2002 increased 5% to $162.8 million, versus $154.6 million in 2001. Fee income increased due to both unit volume and price increases during the year.

         Cost of sales decreased $63.6 million to $191.0 million for the year ended December 29, 2002, versus $254.6 million in 2001. Vehicle cost of $65.5 million in 2002 was $66.2 million less than $131.7 million in 2001. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $125.5 million increased $2.6 million in 2002 from $122.9 million in 2001. New branches opened in 2002 account for approximately $4.0 million of additional branch costs. Excluding the impact of new branches, branch costs decreased $1.4 million from 2001, primarily in tow, auction and yard costs.

         In 2001, the Company recorded a charge of $1.2 million for losses on vehicles under terminated agreements and still in inventory at the end of the year. This amount was included within cost of sales for fiscal 2001. During 2002, the entire $1.2 million allowance was absorbed to offset losses relating to these vehicles, all of which were sold in 2002.

         Gross profit of $43.2 million for the year ended December 29, 2002 increased $4.8 million, or 12%, from $38.4 million for 2001.

         Selling, general and administrative expense of $27.7 million for 2002 was less than the expense of $32.2 million in 2001. This decrease is the result of lower amortization of intangible assets, information services and general overhead expenses. Amortization of intangible assets and goodwill was included within this category of expense and amounted to $0.3 million in 2002 and $4.1 million in 2001. See Note 2 of the Notes to Consolidated Financial Statements included herein for further discussion of this change.

         Business transformation costs for the year ended December 29, 2002 were $8.1 million, versus $3.5 million for 2001. Business transformation costs include expenses related to the Company's systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's existing computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001. As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Significant Items Affecting Comparability" below.

         Interest expense was $0.7 million for the year ended December 29, 2002, a decrease of $1.1 million from 2001. Included in interest expense for 2002 was a non-cash charge of $0.3 million to recognize the ongoing cost of the interest rate swap on the unused portion of the Company's credit facility. In February 2002, the Company used excess cash and proceeds from investments to repay its $20.0 million of 8.6% senior notes that matured on February 15, 2002 and entered into a new $30.0 million five-year unsecured credit facility. At December 29, 2002, there was no outstanding balance related to this credit facility.

         Income tax expense for the year 2002 was $3.0 million, an increase of $4.6 million from the income tax benefit of $1.6 million for 2001. The Company's effective tax rate for the years 2002 and 2001 was 43% and 27%, respectively.

         The Company's net earnings for the year 2002 was $4.0 million, an increase of $8.4 million from a $4.4 million loss for the fiscal year 2001.

SIGNIFICANT ITEMS AFFECTING COMPARABILITY

         The Company has recorded certain various charges that have affected the comparability of its reported results of operations. In addition, the Company recorded amortization of goodwill in 2001, which ceased in 2002. The charges and amortization impacted earnings from operations and net earnings (loss) as follows (in thousands):

                                                     2003     2002      2001
                                                   -------   -------   -------
Provision for losses on vehicles purchased
     under terminated agreements (included
     in cost of sales)(a)                         $      -   $     -   $ 1,248
Business transformation costs (b)                    3,902     8,067     3,451
Restructuring and asset impairment
     charges (c)                                         -         -     8,016
Amortization of goodwill (d)                             -         -      3899
                                                   -------   -------   -------
Impact on earnings (loss) from operations            3,902     8,067    16,614
Tax benefits relating to above items                 1,609     3,469     4,486
                                                   -------   -------   -------
     Impact on net earnings (loss)                 $ 2,293   $ 4,598   $12,128
                                                   =======   =======   =======

(a) The Company successfully transitioned several large purchase agreement customers to consignment-based contracts. At the end of 2001, the Company recorded a provision of $1.2 million for anticipated losses on vehicles remaining to be sold under the prior agreements.

(b) Business transformation costs include expenses relating to the Company's systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation pertaining to the Company's prior computer infrastructure.

(c)  Restructuring and asset impairment charges recorded during 2001 include:
     (1) $1.9 million for involuntary severance costs; (2) $2.6 million for abandonment of facilities, including cancellation of a planned headquarters expansion; (3) $1.1 million for repositioning the Company's towing operations and other restructuring charges; (4) the write-off of $1.4 million of unamortized leasehold improvements; and (5) a $1.0 million write-off of amounts due from the Company's previous insurance carrier, which was placed in liquidation.

(d) Goodwill recorded in connection with business combinations had been amortized in accordance with APB Opinion No. 17. Beginning in 2002, in accordance with FASB Statement No. 142, amortization of goodwill is no longer required, but the carrying value of goodwill is subject to write-down in the event of impairment.

FINANCIAL CONDITION AND LIQUIDITY

         At December 28, 2003, the Company had current assets of $80.6 million, including $15.5 million of cash and cash equivalents, current liabilities of $59.6 million and working capital of $21.0 million, which represents a $2.8 million decrease from December 29, 2002.

         The Company's accounts receivable increased $2.8 million from $45.6 million in 2002 to $48.4 million in 2003. Accounts receivable consists of balances due from the Company's salvage providers, typically large insurance companies. Accounts receivable include advance charges paid for by the Company on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to the Company moving the vehicle to one of its facilities.

         At December 28, 2003, the Company's inventory balance was $13.6 million, a $2.4 million increase from 2002. The Company records purchase agreement vehicles at the lower of their cost or estimated realizable value. The Company also capitalizes towing charges related to vehicles sold under the percentage of sale method as a component of inventory. In 2003, the increase in inventory was due to both an increase in purchase agreement inventory and an increase in inventoried tow costs associated with the increase in consignment vehicles on hand.

         On June 25, 2003, the Company entered into an Amended and Restated Credit Facility. This amended facility added a $20.0 million revolving line of credit, carrying a variable rate based on LIBOR, to the existing term loan. This amended and restated facility also modified all existing covenants, except for the rent expense covenant. The amended credit facility also granted the Company latitude to purchase additional shares of its outstanding common stock. At December 28, 2003, the Company had not borrowed any funds against the additional $20.0 million revolving line of credit.

         At December 28, 2003, the Company's long-term debt, including current installments, consisted of $0.1 million in notes payable, bearing interest at a rate of 8.0%, and $24.4 million borrowed under its term credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable interest rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. At December 28, 2003, the Company was in compliance with its credit agreement covenants.

         On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, including those applicable as of December 28, 2003 and those applicable during fiscal 2004, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables, and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. As of March 19, 2004, the Company's senior credit facility consisted of a $20.0 million revolving credit facility and a $22.5 million term credit facility. As of March 19, 2004, the Company has borrowed $9.0 million against the revolving line of credit and $22.5 million under the term credit facility.

         Other long-term liabilities include a post-retirement benefits liability that relates to the Company's prior acquisition of Underwriters Salvage Company. The amount recorded at December 28, 2003 for the post-retirement benefits liability is approximately $2.6 million.

         In 2002, the Company entered into a capital lease agreement to obtain the use of new computer equipment required as part of the Company's new operating system. The capital lease terms are three years or less depending on the nature of the equipment. In 2003, property and equipment additions of $3.4 million resulted from capital lease transactions entered into during the year. At December 28, 2003, the Company's total future obligation under the capital lease is $4.7 million.

         Capital expenditures were approximately $16.3 million for the year ended December 28, 2003. These capital expenditures include capitalization of certain development costs related to the Company's new information system, along with various branch improvements including upgrades to existing branches and the addition of capacity in key markets. The capital expenditure amount excludes the $3.4 million of new computer equipment obtained through capital lease agreements entered into during 2003.

         The Company acquired six salvage pools in fiscal 2003. All of these acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's consolidated financial statements from the dates of acquisition. In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage in those markets. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents penetration into a new market. The total cost of adding these six new facilities was less than $7.9 million.

         The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of December 28, 2003, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share.

         In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock program, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a four year period whereby the restrictions lapse on 25% of the shares each year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2003, 66,500 restricted shares were granted. Compensation expense in 2003 was less than $0.1 million. In fiscal 2003, there were no forfeitures of restricted shares.

         The Company believes that existing cash and cash equivalents, as well as cash generated from operations will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is to pursue continued growth, possibly through new facility start-ups or acquisitions, and the development of new claims processing services. At some time in the future, the Company will likely require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

         The following table reflects a summary of the Company's cash obligations for each of the next five years and thereafter as of December 28, 2003:

                                       2004       2005       2006       2007       2008      Thereafter      Total
                                     --------   --------   --------   --------   --------    ----------    --------
                                                              (dollars in thousands)
Long-term debt:
  Unsecured term loan                $  7,500   $  7,500   $  7,500   $  1,875   $      -     $      -     $ 24,375
  Notes payable                            47         12          -          -          -            -           59
Capital leases(1)                       2,824      1,229        331        297         32            -        4,713
Operating leases(2)                    21,719     18,391     16,047     13,061     10,898       41,782      121,898
Other long-term obligations:
  Non-compete agreements                  345        325        313        280        240            -        1,503
                                     --------   --------   --------   --------   --------     --------     --------
Total                                $ 32,435   $ 27,457   $ 24,191   $ 15,513   $ 11,170     $ 41,782     $152,548
                                     ========   ========   ========   ========   ========     ========     ========

(1)  Includes related interest expense.

(2)  Includes amounts due to both unrelated and related parties.

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

GOODWILL

         As of December 28, 2003 the Company had $135.1 million of net goodwill recorded in its consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment based upon a projected discounted cash flow.

DEFERRED INCOME TAXES

         As of December 28, 2003, the Company had $2.1 million of deferred tax assets recorded. The deferred tax assets relate to net operating losses incurred in several of the states where the Company operates. The Company has determined that it may not realize the full tax benefit related to certain of the deferred tax assets. As such, a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.

LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

         As of December 28, 2003, the Company had $60.2 million of net property and equipment along with net intangible assets of $2.1 million. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the asset's carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, the Company may be required to reduce the carrying amount of an asset to its fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No.
133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for both contracts and hedging activities entered into or modified after June 30, 2003. The Company's adoption of this standard did not have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement required issuers to classify as liabilities (or assets in some circumstances) certain classes of freestanding financial instruments that embody obligations of the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the statement on June 29, 2003. The Company did not have any instruments within the scope of the statement at December 28, 2003.

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company adopted the provisions of this interpretation in December 2003. The Company did not have any variable interest entities at December 28, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $24.4 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At December 28, 2003, the interest rate swap agreement had a notional amount of $24.4 million under which the Company paid a fixed rate of interest of 5.6% and received a LIBOR-based floating rate. The Company recorded a non-cash benefit of $0.3 million in the first quarter of 2003 related to the change in fair value for the ineffective portion of its interest rate swap agreement. In 2003, the Company had $0.1 million of other comprehensive income, net of taxes, related to the change in fair value of the remaining portion of its interest rate swap agreement. At December 28, 2003, the entire swap agreement qualified for hedge accounting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 15(a) for an index to the Consolidated Financial Statements which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings.

CHANGES IN INTERNAL CONTROLS

         In 2003, the Company implemented a new enterprise-wide application to manage its salvage and auction process. The new system contains many changes and enhancements to the Company's existing control procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

         Information required under this Item 10 is included under the caption "Nominees" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission and incorporated herein by reference. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

CODE OF ETHICS

         The Company's Board of Directors has adopted a Code of Ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, controller and principal accounting officer. The Company's Code of Ethics is available on its Web-site at www.iaai.com. Any amendments to, or waivers from, the Code of Ethics will be disclosed on the Company's Web site within the prescribed time period.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required under this Item regarding executive compensation is included under the captions "Compensation of Directors," "Executive Compensation," "Stock Options," "Employment Contracts and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required by this Item 12 is included under the caption "Ownership of Securities" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item 13 is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item 14 is included under the caption "Proposal No. 3 - Ratification of Independent Auditors" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this Annual report on Form 10-K:

                                                                                   Page
                                                                                   ----
Independent Auditors' Report..................................................      30

Consolidated Balance Sheets...................................................      31

Consolidated Statements of Operations.........................................      32

Consolidated Statements of Shareholders' Equity...............................      33

Consolidated Statements of Cash Flows.........................................      34

Notes to Consolidated Financial Statements....................................      36

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

                  The Company filed a current report on Form 8-K, dated February 27, 2004, which contained a press release announcing financial results for the quarter ended December 28, 2003.

         (C)      EXHIBITS

Exhibit
  No                                    Description
-------                                 -----------
3.1(7)            Articles of Incorporation of the Registrant, as filed with the
                  Illinois Secretary of State on August 7, 1997.

3.2(8)            Bylaws of the Registrant.

3.3(9)            Bylaws of the Registrant, as amended as of March 21, 2001.

4.3(1)            Specimen Stock Certificate.

4.5(4) Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.

4.6(10)*          Shareholder Agreement, dated February 15, 2001, among the
                  Company, ValueAct Capital Partners, L.P., ValueAct Capital
                  Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter
                  H. Kamin and George F. Hamel, Jr.

4.7(10)* Registration Rights Agreement, dated February 15, 2000, among the Company, ValueAct Capital Partners, L.P. and ValueAct
                  Capital Partners II, L.P.

10.36(5)*         Form of Notice of Grant of Stock Option -- employee, officer.

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

10.42(6)*         Form of Incentive Stock Option Agreement, Insurance Auto
                  Auctions, Inc. 1995 Supplemental Stock Option Plan.

10.43             Form of Non-Statutory Stock Option Agreement, Insurance Auto
                  Auctions, Inc. 2003 Stock Incentive Plan replacing the 1991
                  Stock Option Plan as amended and restated.

10.66(2) Facilities Lease Agreement dated January 17, 1992, by and between Melvin R. Martin and MASP.

10.67 Facilities Lease Agreement dated August 7, 2003, by and between MRM Investments, L.L.P. and Insurance Auto Auctions,
                  Inc. as amended.

10.68 Facilities Lease Agreement dated August 7, 2003, by and between MJB Properties and Insurance Auto Auctions, Inc. as amended.

10.69 Temporary Use License Agreement dated March 1, 2004 by and between MRM Investments Limited Partnership and Insurance Auto
                  Auctions, Inc.

10.126(4)         Lease, dated December 1, 1993, by and between Allstate
                  Insurance Company and BCAC.

10.127            Second Amended and Restated Credit Agreement, dated as of
                  March 19, 2004, among the Registrant and the lenders from time to time parties hereto, and LaSalle Bank National Association, as Administrative Agent.

10.149(7)*        Form of Change of Control Employment Agreement by and between the Company and certain of its executive officers.

10.150(14)        Credit Agreement between the Registrant and LaSalle National
                  Bank dated as of February 15, 2002.

10.151(14)        Rate Swap Agreement pursuant to the Credit Agreement between the Registrant and LaSalle National Bank dated as of March 13,
                  2002.

10.152(15)        Amended and Restated Credit Agreement between the Company and
                  LaSalle National Bank dated as of June 25, 2003.

10.154(12)*       Insurance Auto Auctions, Inc. Employee Stock Purchase Plan, as
                  amended as of June 30, 2001.

10.155(8)         Form of Indemnification Agreement dated as of February 24,
                  1999 by and between the Company and its Directors and
                  Executive Officers.

10.160(13)*       Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as
                  amended and restated as of June 19, 2002.

10.161(9)*        Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.162(9)*        Employment agreement, dated November 17, 2000, by and between the Company and Thomas C. O'Brien.

10.163(11)*       Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

10.164(11)*       Employment Agreement dated April 2, 2001 by and between the
                  Company and David R. Montgomery.

10.165(11)*       Employment Agreement dated April 2, 2001 by and between the
                  Company and Scott P. Pettit.

10.166(12)*       Employment Agreement dated December 11, 2001 and addendum by and between the Company and Edward N. Fares.

10.175(13)*       Insurance Auto Auctions, Inc. 2002 Long Term Incentive Plan

10.176(14)*       Employment Agreement dated January 31, 2003 between the
                  Company and Marcia A. McAllister.

10.177*           Employment Agreement dated October 23, 2003 by and between the
                  Company and John R. Nordin.

21                Subsidiaries of the Registrant.

23                Consent of KPMG LLP.

24                Power of Attorney.

31.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on December 15, 1993.

(5) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1993.

(6) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 30, 1997.

(7) Incorporated by reference from an exhibit included in the Registrant's Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

(8) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended March 31, 1999.

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

(12) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 30, 2001.

(13) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form S-8 (File No. 0-19594) filed with the SEC on August 5, 2002.

(14) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 2002.

(15) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 29, 2003.

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

                                   INSURANCE AUTO AUCTIONS, INC.

                                   By:           /s/ Thomas C. O'Brien
                                       -----------------------------------------
                                         President and Chief Executive Officer

Date: March 29, 2004

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2004.

  /s/ Thomas C. O'Brien          President and Chief Executive Officer, Director
-----------------------------    (Principal Executive Officer)
      Thomas C. O'Brien

  /s/ Scott P. Pettit            Senior Vice President, Chief Financial Officer
-----------------------------    and Secretary
      Scott P. Pettit            (Principal Financial Officer)

  /s/ Peter H. Kamin             Chairman of the Board of Directors
-----------------------------
      Peter H. Kamin

  /s/ Todd F. Bourell            Director
-----------------------------
      Todd F. Bourell

  /s/ Maurice A. Cocca           Director
-----------------------------
      Maurice A. Cocca

  /s/ Philip B. Livingston       Director
-----------------------------
      Philip B. Livingston

  /s/ Melvin R. Martin           Director
-----------------------------
      Melvin R. Martin

  /s/ John K. Wilcox             Director
-----------------------------
      John K. Wilcox

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles in 2002.

                                    KPMG LLP

Chicago, Illinois
March 25, 2004

                          INSURANCE AUTO AUCTIONS, INC.

                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (dollars in thousands except per share amounts)

                                                                       DECEMBER 28,   DECEMBER 29,
                                                                           2003           2002
                                                                       ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents                                          $  15,486      $  10,027
     Accounts receivable, net                                              48,375         45,594
     Inventories                                                           13,602         11,158
     Other current assets                                                   3,099          3,571
                                                                        ---------      ---------
            Total current assets                                           80,562         70,350
                                                                        ---------      ---------

Property and equipment, net                                                60,187         49,342
Deferred income taxes                                                       9,788          7,663
Intangible assets, net                                                      2,101          1,710
Goodwill, net                                                             135,062        130,474
Other assets                                                                   93            111
                                                                        ---------      ---------
                                                                        $ 287,793      $ 259,650
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $  35,005      $  28,656
     Accrued liabilities                                                   14,209         15,312
     Obligations under capital leases                                       2,822          2,552
     Current installments of long-term debt                                 7,547             43
                                                                        ---------      ---------
         Total current liabilities                                         59,583         46,563
                                                                        ---------      ---------

Deferred income taxes                                                      17,748         14,835
Postretirement benefit obligation                                           2,598          2,736
Obligation under capital leases                                             1,891          1,355
Long-term debt, excluding current installments                             16,887             59
                                                                        ---------      ---------
         Total liabilities                                                 98,707         65,548
                                                                        ---------      ---------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                               -              -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; 12,325,482 shares issued and
         11,518,273 outstanding as of December 28, 2003; and
         12,292,599 shares issued and outstanding as of
          December 29, 2002                                                    12             12
     Additional paid-in capital                                           145,856        144,420
     Treasury stock, 807,209 shares                                        (8,012)             -
     Deferred compensation related to restricted stock                       (892)             -
     Accumulated other comprehensive income (loss)                           (625)          (745)
     Retained earnings                                                     52,747         50,415
                                                                        ---------      ---------
         Total shareholders' equity                                       189,086        194,102
                                                                        ---------      ---------
                                                                        $ 287,793      $ 259,650
                                                                        =========      =========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 (dollars in thousands except per share amounts)

                                                                   2003           2002           2001
                                                                ---------      ---------      ---------
Revenues:
       Vehicle sales                                            $  39,963      $  71,352      $ 138,427
       Fee income                                                 169,687        162,845        154,563
                                                                ---------      ---------      ---------
                                                                  209,650        234,197        292,990
 Cost of sales:
       Vehicle cost                                                35,301         65,463        131,683
       Branch cost                                                135,157        125,530        122,867
                                                                ---------      ---------      ---------
                                                                  170,458        190,993        254,550
                                                                ---------      ---------      ---------

              Gross profit                                         39,192         43,204         38,440

 Operating expense:
        Selling, general and administrative                        30,225         27,711         32,182
        Business transformation costs                               3,902          8,067          3,451
        Restructuring and asset impairment charges                      -              -          8,016
                                                                ---------      ---------      ---------

              Earnings (loss) from operations                       5,065          7,426         (5,209)

Other (income) expense:
       Interest expense                                             1,505            678          1,788
       Other income                                                   (76)          (275)        (1,025)
                                                                ---------      ---------      ---------

              Earnings (loss) before income taxes                   3,636          7,023         (5,972)

Provision (benefit) for income taxes                                1,304          3,015         (1,612)
                                                                ---------      ---------      ---------

              Net earnings (loss)                               $   2,332      $   4,008      $  (4,360)
                                                                =========      =========      =========

Earnings (loss) per share:
              Basic                                             $     .20      $     .33      $    (.37)
                                                                =========      =========      =========
              Diluted                                           $     .20      $     .32      $    (.37)
                                                                =========      =========      =========

Weighted average shares outstanding:
              Basic                                                11,652         12,235         11,940
              Effect of dilutive securities - stock options            80            296              -
                                                                ---------      ---------      ---------
              Diluted                                              11,732         12,531         11,940
                                                                =========      =========      =========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                             (dollars in thousands)

                                         Common Stock
                                  ---------------------------     Additional
                                     Number                         Paid-in        Treasury
                                   of shares         Amount         Capital          Stock
                                  ----------      -----------     -----------     -----------
Balance at December 31, 2000      11,715,936      $        12     $   136,962     $        --
                                  ==========      ===========     ===========     ===========

Net loss                                  --               --              --              --
Stock options exercised              431,305               --           4,904              --
Tax benefit related to
   stock options exercised                --               --             539              --
Shares issued for the
   employee stock purchase
   plan                               15,049               --             170              --
                                  ----------      -----------     -----------     -----------
Balance at December 30, 2001      12,162,290      $        12     $   142,575     $        --
                                  ==========      ===========     ===========     ===========

Net earnings                              --               --              --              --
Other comprehensive loss
   Change in fair value of
   interest rate swap
   contract (net of
   tax benefit, $467)                     --               --              --              --
Comprehensive income
Stock options exercised              115,555               --           1,341              --
Tax benefit related to
   stock options exercised                --               --             247              --
Shares issued for the
   employee stock purchase
   plan                               14,754               --             257              --
                                  ----------      -----------     -----------     -----------
Balance at December 29, 2002      12,292,599      $        12     $   144,420     $        --
                                  ==========      ===========     ===========     ===========

Net earnings                              --               --              --              --
Other comprehensive income-
   Change in fair value of
   interest rate swap
   contract (net of tax, $78)             --               --              --              --
Comprehensive income
Stock options exercised                6,920               --              82              --
Tax benefit related to
   stock options exercised                --               --              14              --
Shares issued for the
   employee stock purchase
   plan                               25,963               --             371              --
Treasury stock purchased            (807,209)              --              --          (8,012)
Deferred compensation                     --               --             969              --
                                  ----------      -----------     -----------     -----------
Balance at December 28, 2003      11,518,273      $        12     $   145,856     $    (8,012)
                                  ==========      ===========     ===========     ===========

                                    Deferred       Accumulated
                                  Compensation        Other                            Total
                                  (Restricted     Comprehensive      Retained       Shareholders'
                                     Stock)       Income (Loss)      Earnings          Equity
                                  -----------     ------------      -----------      -----------
Balance at December 31, 2000      $        --     $        --       $    50,767      $   187,741
                                  ===========     ===========       ===========      ===========

Net loss                                   --              --            (4,360)          (4,360)
Stock options exercised                    --              --                --            4,904
Tax benefit related to
   stock options exercised                 --              --                --              539
Shares issued for the
   employee stock purchase
   plan                                    --              --                --              170
                                  -----------     -----------       -----------      -----------
Balance at December 30, 2001      $        --     $        --       $    46,407      $   188,994
                                  ===========     ===========       ===========      ===========

Net earnings                               --              --             4,008            4,008
Other comprehensive loss
   Change in fair value of
   interest rate swap
   contract (net of
   tax benefit, $467)                      --            (745)               --             (745)
Comprehensive income                                                                       3,263
                                                                                     -----------
Stock options exercised                    --              --                --            1,341
Tax benefit related to
   stock options exercised                 --              --                --              247
Shares issued for the
   employee stock purchase
   plan                                    --              --                --              257
                                  -----------     -----------       -----------      -----------
Balance at December 29, 2002      $        --     $      (745)      $    50,415      $   194,102
                                  ===========     ===========       ===========      ===========

Net earnings                               --              --             2,332            2,332
Other comprehensive income-
   Change in fair value of
   interest rate swap
   contract (net of tax, $78)              --             120                --              120
Comprehensive income                                                                       2,452
                                                                                     -----------
Stock options exercised                    --              --                --               82
Tax benefit related to
   stock options exercised                 --              --                --               14
Shares issued for the
   employee stock purchase
   plan                                    --              --                --              371
Treasury stock purchased                   --              --                --           (8,012)
Deferred compensation                    (892)             --                --               77
                                  -----------     -----------       -----------      -----------
Balance at December 28, 2003      $      (892)    $      (625)      $    52,747      $   189,086
                                  ===========     ===========       ===========      ===========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (dollars in thousands)

                                                                             2003          2002          2001
                                                                           --------      --------      --------
Cash flows from operating activities:
  Net earnings (loss)                                                      $  2,332      $  4,008      $ (4,360)

  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization                                         10,661         9,901        10,649
       Loss (gain) on disposal of fixed assets                                   54          (104)         (439)
       Loss (gain) on change in fair market value of derivative                (307)          307             -
       Deferred compensation related to restricted stock                         29             -             -
       Deferred income taxes                                                      -         3,292          (970)
       Restructuring and asset impairment charges                                 -             -         8,016
       Changes in assets and liabilities
          (excluding effects of acquired companies):
            (Increase) decrease in:
               Accounts receivable, net                                        (752)        9,180        (6,673)
               Inventories                                                   (2,442)        2,347        (2,917)
               Other current assets                                             489           594        (1,053)
               Other assets                                                    (975)          (64)          113
            Increase (decrease) in:
               Accounts payable                                               6,349       (12,795)       (3,221)
               Accrued liabilities                                             (878)        2,289           612
               Deferred income taxes                                            788          (465)            -
                                                                           --------      --------      --------

                 Total adjustments                                           13,016        14,482        10,559
                                                                           --------      --------      --------

       Net cash provided by operating activities                             15,348        18,490         6,199
                                                                           --------      --------      --------

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)

                             (dollars in thousands)

                                                                   2003          2002          2001
                                                                 --------      --------      --------
Cash flows from investing activities:
     Capital expenditures                                        $(16,343)     $(15,241)     $(20,765)
     Proceeds from sale of investments                                  -         2,643         4,456
     Proceeds from disposal of property and equipment                  60           187         4,094
     Payments made in connection with acquired companies,
         net of cash acquired                                      (7,872)       (1,510)       (6,033)
                                                                 --------      --------      --------
         Net cash used in investing activities                    (24,155)      (13,921)      (18,248)
                                                                 --------      --------      --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                           515         1,845         5,613
     Proceeds from term loan                                       30,000             -             -
     Principal payments of long-term debt                          (5,668)      (20,041)          (35)
     Purchase of treasury stock                                    (8,012)            -             -
     Principal payments - capital leases                           (2,569)         (813)            -
                                                                 --------      --------      --------

         Net cash provided by (used in) financing activities       14,266       (19,009)        5,578
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents                5,459       (14,440)       (6,471)

Cash and cash equivalents at beginning of year                     10,027        24,467        30,938
                                                                 --------      --------      --------

Cash and cash equivalents at end of year                         $ 15,486      $ 10,027      $ 24,467
                                                                 ========      ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:

         Interest                                                $  1,639      $  1,433      $  1,733
                                                                 ========      ========      ========
         Income taxes paid                                       $    855      $  2,492      $      7
                                                                 ========      ========      ========

         Income taxes refunded                                   $  1,390      $  3,860      $      -
                                                                 ========      ========      ========
     Non-cash financing activities:
         Capital leases                                          $  3,375      $  4,720      $      -
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

     FISCAL PERIODS

     Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks and ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, short and long-term debt and derivative financial instruments. The fair values of these instruments approximates their carrying values.

     ASSET IMPAIRMENT

     As part of an ongoing review of the valuation and amortization of assets, management assesses the carrying value of the Company's assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that an asset will not be recoverable, as determined by an analysis of undiscounted cash flows over the remaining amortization period, the carrying value of the asset would be reduced to its estimated fair market value. In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, the Company completed the transitional impairment test of intangible assets during the second quarter of fiscal 2002. The result of this test did not indicate any impairment. The annual impairment test of intangible assets is performed in the first quarter of each year. The fiscal 2003 annual test did not indicate any impairment.

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

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. The effect of a rate change on deferred tax assets and liabilities is recognized in the period of enactment.

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

     RESTRICTED STOCK

     In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock program, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a four year period; the restrictions lapse on 25% of the shares each year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the shares at the

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     date of grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2003, 66,500 restricted shares were granted. Compensation expense in 2003 was less than $0.1 million. In fiscal 2003, there were no forfeitures of restricted shares.

     STOCK OPTIONS

     The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost related to stock option grants is recognized in net earnings (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation relating to stock options and restricted stock, including straight-line recognition of compensation cost over the related vesting periods for fixed awards:

                                                    2003         2002        2001
                                                  -------      -------      -------
                                                       (dollars in thousands)
Net earnings (loss) as reported                   $ 2,332      $ 4,008      $(4,360)
Add: Stock-based employee compensation
    expense included in reported net earnings
    (loss), net of related tax effects                 45            -            -
Deduct:  Total stock-based employee
    compensation expense determined
    under the fair value based method
    for all awards, net of related
    tax effects                                    (1,795)      (1,288)      (1,339)
                                                  -------      -------      -------

Pro forma net earnings (loss)                     $   582      $ 2,720      $(5,699)
                                                  =======      =======      =======

Pro forma earnings (loss) per share
    Basic                                         $   .05      $   .22      $  (.47)
                                                  =======      =======      =======
    Diluted                                       $   .05      $   .22      $  (.47)
                                                  =======      =======      =======

     The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $9.65, $10.13 and $9.20, respectively, based upon grant date valuations using the Black-Scholes option pricing model with the following weighted average assumptions in 2003, 2002 and 2001: expected dividend yield of 0.0% in all years; expected volatility of .84%, .83% and .88%, respectively; risk-free interest rate of 3.1%, 2.8% and 4.3%, respectively; and an average expected option life of 5.0, 4.9 and 4.9 years, respectively.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     EARNINGS PER SHARE

     The Company incurred a net loss for the year ended December 30, 2001; therefore, potential common stock issuances attributable to stock options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive. The number of shares used to calculate diluted per share amounts otherwise would have been increased by 408,000 shares.

     CAPITALIZED SOFTWARE COSTS

     The Company capitalizes certain computer software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products not to exceed five years.

     DERIVATIVE FINANCIAL INSTRUMENT

     In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap has been accounted for in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The swap has been designated as a cash flow hedge. Changes in fair value of the swap are recorded in other comprehensive income to the extent that the swap is effective as a hedge and reclassified to earnings in the same period that earnings are affected by the variability in cash flows of the hedged item.

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for both contracts and hedging activities entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

(2)  GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at December 28, 2003 and December 29, 2002:

                              ASSIGNED LIFE       2003                 2002
                              -------------      ------               ------
                                                   (dollars in millions)
Goodwill                      Indefinite         $135.1               $130.5
Covenants not to compete      5 to 15 years         2.1                  1.7
                                                 ------               ------
                                                 $137.2               $132.2
                                                 ======               ======

     Goodwill increased by $4.6 million in fiscal 2003. During the year, the Company acquired six new facilities. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $4.2

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     million has been recorded as goodwill. The balance of $0.4 million was due to earnout payments made in 2003 associated with prior year acquisitions.

     Amortization expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $0.5 million, $0.3 million and $4.1 million, respectively. These amounts are included within selling, general and administrative expense on the Company's Condensed Consolidated Statements of Operations. Based on existing intangibles, the projected annual amortization expense for each fiscal year 2004, 2005 and 2006 is $0.5 million, $0.4 million for 2007 and $0.2 million for 2008.

     The following table presents the consolidated results adjusted as though the adoption of SFAS No. 142 occurred at the beginning of fiscal year 2001.

                                                    2003             2002             2001
                                                 ---------        ---------        ---------
                                                  (in thousands except per share amounts)
Net earnings (loss):
    As reported                                  $   2,332        $   4,008        $  (4,360)
    Goodwill amortization, net of tax effect             -                -            2,847
                                                 ---------        ---------        ---------
Adjusted net earnings (loss)                     $   2,332        $   4,008        $  (1,513)
                                                 =========        =========        =========

Basic earnings (loss) per share:
    As reported                                  $     .20        $     .33        $    (.37)
    Goodwill amortization, net of tax effect             -                -              .24
                                                 ---------        ---------        ---------
Adjusted basic earnings (loss) per share         $     .20        $     .33        $    (.13)
                                                 =========        =========        =========

Diluted earnings (loss) per share:
    As reported                                  $     .20        $     .32        $    (.37)
    Goodwill amortization, net of tax effect             -                -              .24
                                                 ---------        ---------        ---------
Adjusted diluted earnings (loss) per share       $     .20        $     .32        $    (.13)
                                                 =========        =========        =========

(3)   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement for the years ended December 28, 2003 and December 29, 2002 as follows (dollars in thousands):

                                           2003         2002
                                         -------      -------
Net earnings                             $ 2,332      $ 4,008
Other comprehensive income (loss)
    Change in fair value of interest
      rate swap agreement                    198       (1,212)
    Income tax benefit (expense)             (78)         467
                                         -------      -------
Comprehensive income                     $ 2,452      $ 3,263
                                         =======      =======

     The changes in fair value of the Company's interest rate swap agreement were due to changes in interest rates.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)  CREDIT FACILITIES

     Long-term debt is summarized as follows:

                                                                         2003              2002
                                                                       -------           -------
                                                                       (dollars in thousands)
Unsecured term loan, interest payable at variable rate based upon LIBOR.  Principal repaid in 16 equal installments
    commencing March 31, 2003                                          $24,375           $     -

Notes payable issued in connection with the acquisition
    of a subsidiary, interest payable at 8%                                 59               102
                                                                       -------           -------
                                                                        24,434               102
Less current installments                                                7,547                43
                                                                       -------           -------
                                                                       $16,887           $    59
                                                                       =======           =======

     Total principal repayments required for each of the next four fiscal years under all long-term debt agreements are summarized as follows:

                     (dollars in thousands)
2004                        $ 7,547
2005                          7,512
2006                          7,500
2007                          1,875
                            -------
                            $24,434
                            =======

     In February 2002, the Company's $20.0 million Senior Notes matured. This debt was repaid with available cash, cash equivalents, and proceeds from the sale of investments. The Company also entered into a new five-year $20.0 million unsecured credit facility that was expanded to $30.0 million in the second quarter of 2002. The credit facility was a one-year revolver that converted into a four-year term loan carrying a variable interest rate based on LIBOR. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations (see Note 5).

     On February 15, 2003, the Company borrowed all remaining available funds under its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan is required to be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.

     On June 25, 2003, the Company entered into an amended and restated credit facility. This facility added a $20.0 million revolving line of credit, carrying a variable rate based on LIBOR, to the existing term loan. This amended and restated facility also modified all existing covenants except for the rent expense covenant. The amended credit facility also granted the Company latitude to purchase additional shares of its outstanding common stock. At December 28, 2003, the Company has not borrowed any funds against the additional $20.0 million revolving line of credit.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     On March 19, 2004, the Company entered into the Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, including those applicable as of December 28, 2003 and those applicable for fiscal 2004, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables, and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. The Company's financing agreement limits potential future dividend payments to no more than 25% of the Company consolidated net income earned over a specified period. Effective as of December 28, 2003, the Company was in compliance with the financial covenants of the Second Amended and Restated Credit Agreement.

(5)  FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6% and receives LIBOR-based floating rate payments. During the year ended December 29, 2002, the Company recorded a non-cash charge of $0.3 million related to the change in fair value for the portion of its interest rate swap agreement which did not qualify for hedge accounting. At December 29, 2002, the Company also recorded $0.7 million (net of tax) as a comprehensive loss related to the change in fair market value of the portion of its interest rate swap agreement which qualified for hedge accounting.

     In 2003, the Company recorded a $0.3 million non-cash benefit related to the change in fair value of the interest rate swap agreement. At December 28, 2003, the Company also recorded $0.1 million (net of tax) as comprehensive income related to the change in fair market value of its interest rate swap agreement. At December 28, 2003, the entire swap agreement qualified for hedge accounting.

(6)  INCOME TAXES

     Income tax expense (benefit) is summarized as follows:

                  2003         2002         2001
                -------      -------      -------
                      (dollars in thousands)
Current:
    Federal     $   573      $  (161)     $  (530)
    State            19         (116)        (111)
                -------      -------      -------
                    592         (277)        (641)
                -------      -------      -------

Deferred:
    Federal         509        2,756         (878)
    State           203          536          (93)
                -------      -------      -------
                    712        3,292         (971)
                -------      -------      -------
                $ 1,304      $ 3,015      $(1,612)
                =======      =======      =======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes it is more likely than not that a tax benefit will not be realized.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2003 and December 29, 2002 are presented below:

                                                             2003                2002
                                                           --------            --------
                                                              (dollars in thousands)
Deferred tax assets attributable to:
   Depreciation                                            $  5,219            $  4,017
   State net operating losses carried forward                 2,108               1,830
   Inventories                                                1,931                 736
   Change in fair value of interest rate swap contract          389                 465
   Other                                                      1,860               2,070
   Valuation allowance                                       (1,719)             (1,455)
                                                           --------            --------

   Net deferred tax assets                                    9,788               7,663

Deferred tax liabilities attributable to:
   Intangible assets                                        (17,748)            (14,835)
                                                           --------            --------

   Net deferred tax liabilities                            $ (7,960)           $ (7,172)
                                                           ========            ========

     The actual income tax expense (benefit) differs from the "expected" tax expense (benefit) computed by applying the Federal corporate tax rate to earnings (loss) before income taxes as follows:

                                                 2003         2002         2001
                                               -------      -------      -------
                                                    (dollars in thousands)

"Expected" income tax expense (benefit)        $ 1,236      $ 2,388      $(2,030)
State income taxes, net of Federal effect          146          277         (135)
Nondeductible portion of amortization of
   intangible assets                                 -            -          358
Increase in valuation allowance                    264          308          235
Reduction of tax accruals                         (527)        (291)        (105)
Other                                              185          333           65
                                               -------      -------      -------
                                               $ 1,304      $ 3,015      $(1,612)
                                               =======      =======      =======

     The Company is obligated to file tax returns and pay Federal and state income taxes in numerous jurisdictions. The reductions in income tax accruals relate to amounts that were no longer required, due primarily to closed tax return audits and closed tax years for a number of jurisdictions.

(7)  EMPLOYEE BENEFIT PLANS

     The Company adopted the Insurance Auto Auctions, Inc. 2003 Stock Incentive Plan (the 2003 Plan) in June 2003 to replace the Insurance Auto Auctions, Inc. 1991 Stock Option Plan (the 1991 Plan), as amended and restated, covering 3,100,000 shares of the Company's common stock. The 2003 Plan provides for the grant of incentive stock options and restricted stock to key employees and nonqualified stock options and stock appreciation rights to key employees, directors, consultants and independent contractors. The 2003 Plan expires June 18, 2013. In general, new non-employee directors will automatically receive grants of nonqualified options to purchase 10,000 shares and subsequent grants to purchase 5,000 shares at specified intervals.

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

     Under the Plans, as of December 28, 2003, options to purchase an aggregate of 1,817,076 shares were outstanding at a weighted average exercise price of $13.49 per share and 384,960 shares remained available for future grant.

     In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock program, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a four year period whereby the restrictions lapse on 25% of the shares each year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the shares at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2003, 66,500 restricted shares were granted. Compensation expense in 2003 was less than $0.1 million. In fiscal 2003, there were no forfeitures of restricted shares.

       Activity under the Plans during 2003, 2002 and 2001 is as follows:

                                                       Weighted                   Weighted                   Weighted
                                                        Average                    Average                   Average
                                          2003         Exercise      2002         Exercise      2001         Exercise
                                         Shares          Price      Shares          Price      Shares         Price
                                       ----------      ---------   ---------      ---------   ---------      --------
Balance at beginning of year            1,518,000      $   14.13   1,397,000      $   14.48   1,261,000      $  14.20
    Options granted                       490,000          13.89     377,000          15.75     605,000         13.09
    Options canceled                     (184,000)         19.94    (140,000)         24.13     (38,000)        18.02
    Options exercised                      (7,000)         11.61    (116,000)         11.62    (431,000)        11.38
                                       ----------      ---------   ---------      ---------   ---------      --------

Balance at end of year                  1,817,000      $   13.49   1,518,000      $   14.13   1,397,000      $  14.48
                                       ==========      =========   =========      =========   =========      ========

Options exercisable at end of year        820,000                    596,000                    568,000
                                       ==========                  =========                  =========

     Additional information about options outstanding as of December 28, 2003 is presented below:

                                        Options Outstanding                     Options Exercisable
                        ----------------------------------------------      --------------------------
                                                 Weighted Average
                                           ---------------------------
                                            Remaining                                        Weighted
                                           Contractual                                        Average
Range of Exercise       Number of             Life            Exercise      Number of        Exercise
     Prices              Options           (in years)          Price         Options           Price
-----------------       ---------          -----------        --------      ---------        ---------
 $7.00 to $10.00           45,000             4.04             $ 8.92         42,000          $ 8.86
 10.38 to  13.95        1,291,000             6.94              12.55        601,000           11.89
 14.25 to  22.75          461,000             8.15              15.81        157,000           16.26
 28.63 to  32.50           20,000             0.77              30.80         20,000           30.80
                        ---------                                            -------
 $7.00 to $32.50        1,817,000             7.11              13.49        820,000           13.03
                        =========                                            =======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 2001 to 2003, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plan were $0.8 million in 2003, $0.8 million in 2002 and $0.7 million in 2001.

(8)  RELATED PARTY TRANSACTIONS

     The Company recorded fee income of $2.7 million in 2001, related to the consignment sale of vehicles insured by Allstate Insurance Company ("Allstate") and recorded vehicle sales of $23.2 million and cost of sales of $21.8 million, related to the purchase of Allstate-insured vehicles under the purchase agreement method. Allstate sold all of its shares of the Company's common stock in February 2001.

     See Note 9 for information about leases involving a member of the Company's Board of Directors.

(9)  COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases with related and unrelated parties, which expire through August 2021. Rental expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, was $22.4 million, $22.1 million and $20.3 million, respectively. The Company leases certain properties from a member of its Board of Directors. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. Rental payments to the related party were $0.8 million in each of the years 2003, 2002 and 2001. In 2003, the Company incurred $2.7 million of costs to upgrade properties owned by the related party. A portion of the investment to upgrade these facilities will ultimately be funded by the related party. The Company agreed to modify its future lease payments to take into consideration the costs to be funded by the related party; the effect on monthly lease payments has not yet been determined.

     In 2002, the Company began leasing certain equipment under capital leases. Equipment leased under these leases amounted to $3.4 million in 2003 and $4.7 million in 2002.

     Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at December 28, 2003 are as follows:

                                                         OPERATING LEASES
                                                     -----------------------
                                                     UNRELATED       RELATED       CAPITAL
                                                      PARTIES        PARTIES       LEASES
                                                     ---------       -------       ------
                                                            (dollars in thousands)
2004                                                 $  20,882        $  837       $3,058
2005                                                    17,554           837        1,336
2006                                                    15,210           837          363
2007                                                    12,224           837          315
2008                                                    10,061           837           33
Thereafter                                              36,072         5,710            -
                                                     ---------        ------       ------
                                                      $112,003        $9,895       $5,105
                                                      ========        ======       ======
Less amount representing interest expense                                             392
                                                                                   ------
Future capital lease obligation                                                    $4,713
                                                                                   ======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     Assets as of December 28, 2003 and December 29, 2002 recorded under capital leases are included in property and equipment, net as follows:

                               2003                 2002
                             -------              -------
                                 (dollars in thousands)
Computer equipment           $ 6,654              $ 4,720
Security fencing               1,441                    -
                             -------              -------
                               8,095                4,720
Accumulated amortization      (3,378)                (713)
                             -------              -------
                             $ 4,717              $ 4,007
                             =======              =======

     The Company has compensation agreements with certain officers and other key employees.

     The Company currently leases property in Woodville, Washington (near Seattle) for one of its branches. In 2003, the owner/lessor of the property was notified by King County, Washington that the branch was located within the boundaries of the likely site for a new wastewater treatment facility. The Company believes that it is likely that it will be required to vacate its facility before the end of 2004. The Company has made various upgrades to this facility that have been recorded as leasehold improvements, which have a net book value of $1.1 million at December 28, 2003. Under Washington State law, provisions exist for financial assistance to the Company related to relocation expenses and other costs related to the property.

     The Company has taken various steps intended to ensure that it recovers the value of its investment in the property and that it is reimbursed for its relocation costs. Under its lease, the Company is entitled to recovery of the value of its leasehold improvements. Although there is a possibility that the Company will not fully recover its investment in the branch assets, the Company has not recorded any provisions for loss or for costs that may be incurred, due to uncertainties relating to the amounts that may be recovered pursuant to the terms of the lease of the provisions of Washington State law.

     The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of its business. None of these claims are expected to have a material adverse effect on the Company's financial condition or operating results.

(10) TREASURY STOCK

     The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares of its common stock at an average price of $9.77 per share and a total cost of $7.4 million. During the second quarter of 2003, the Company repurchased an additional 49,800 shares at an average price of $12.25 per share and a total cost of $0.6 million. The Company did not repurchase any shares during the remainder of the year. On a full year basis, the Company has repurchased 807,209 shares at an average price of $9.93 per share and a total cost of $8.0 million.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(11) ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of December 28, 2003 and December 29, 2002:

                                           2003                2002
                                         --------            --------
                                            (dollars in thousands)
Unbilled receivables                     $ 35,188            $ 33,028
Trade accounts receivable                  12,787              12,772
Other receivables                           1,213                 490
                                         --------            --------
                                           49,188              46,290
Less allowance for doubtful accounts         (813)               (696)
                                         --------            --------
                                         $ 48,375            $ 45,594
                                         ========            ========

     Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.

(12) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 28, 2003 and December 29, 2002:

                                                     2003          2002
                                                   --------      --------
                                                   (dollars in thousands)
Land                                               $  7,582      $  6,996
Buildings and improvements                           11,506        10,787
Equipment                                            39,302        25,911
Leasehold improvements                               38,304        32,939
                                                   --------      --------
                                                     96,694        76,633
Less accumulated depreciation and amortization      (36,507)      (27,291)
                                                   --------      --------
                                                   $ 60,187      $ 49,342
                                                   ========      ========

(13)   ACCOUNTS PAYABLE

Accounts payable consists of the following at December 28, 2003 and December 29, 2002:

                                            2003              2002
                                          -------           -------
                                            (dollars in thousands)
Accounts payable to salvage providers     $32,341           $26,369
Trade accounts payable                      3,424             1,820
Other payables                                240               467
                                          -------           -------
                                          $35,005           $28,656
                                          =======           =======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(14) EARNINGS PER SHARE

     There were no adjustments to net income to calculate diluted earnings per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

                                                   2003       2002       2001
                                                  ------     ------     ------
                                                         (in thousands)
Basic weighted average shares outstanding         11,652     12,235     11,940
Effect of dilutive securities - stock options         80        296          -
                                                  ------     ------     ------
Diluted weighted average shares outstanding       11,732     12,531     11,940
                                                  ======     ======     ======

     Options to purchase 1.1 million and 0.1 million shares of common stock at an average price of $14.81 and $28.90 per share were outstanding during the fiscal years ended December 28, 2003 and December 29, 2002, respectively, but were not included in the Company's diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's shares. The Company incurred a net loss for the year ended December 30, 2001; therefore, potential common stock issuances attributable to stock options were excluded from the calculation of diluted earnings per share amounts because the effect would have been anti-dilutive. The number of shares used to calculate diluted per share amounts otherwise would have been increased by 408,000 shares.

(15) ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

     In connection with the acquisition of the capital stock of Underwriters Salvage Company (USC), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life.

     The accumulated post retirement benefit obligation was determined using a discount rate of 6.75% at December 28, 2003, and December 29, 2002 and 7.0% at December 30, 2001 and an average health care cost trend rate of approximately 8.5%, progressively decreasing to approximately 5.0% in the year 2010 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     A reconciliation of funded status as of December 28, 2003 and December 29, 2002 follows:

     BENEFIT OBLIGATIONS AND FUNDED STATUS

                                                                                      2003         2002
                                                                                    -------       -------
                                                                                    (dollars in thousands)
Change in accumulated postretirement benefit obligation
     Accumulated postretirement benefit obligation at the beginning of the year     $ 1,506       $ 1,562
     Interest cost                                                                       95           103
     Actuarial (gain) or loss                                                           (69)          (85)
     Benefits paid                                                                     (100)          (74)
                                                                                    -------       -------
     Accumulated postretirement benefit  obligation at the end of the year            1,432         1,506

Change in plan assets
     Benefits paid                                                                     (100)          (74)
     Employer contributions                                                             100            74
                                                                                    -------       -------
Fair value of assets at the end of the year                                               -             -

Net amount recognized
     Funded status                                                                   (1,432)       (1,506)
     Unrecognized net (gain) or loss                                                 (1,166)       (1,230)
                                                                                    -------       -------
     Net amount recognized                                                           (2,598)       (2,736)

Amounts recognized in the statement of financial position
     Accrued benefit liability                                                       (2,598)       (2,736)

Weighted average assumptions at the end of the year
     Discount rate                                                                     6.25%         6.75%
     Rate of compensation increase                                                        -             -

Assumed health care cost trend rates
     Health care cost trend rate assumed for next year                                 8.50%         9.00%
     Ultimate rate                                                                     5.00%         5.00%
     Year that the ultimate rate is reached                                            2010          2010

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     Net periodic pension cost is summarized as follows for the fiscal years 2003, 2002, and 2001:

     NET PERIODIC PENSION COST

                                       2003       2002       2001
                                       -----      -----      -----
                                          (dollars in thousands)
Interest cost                          $  95      $ 103      $  75
Amortization of net (gain) or loss      (133)      (130)      (175)
                                       -----      -----      -----
Total net periodic benefit cost        $ (38)     $ (27)     $(100)
                                       =====      =====      =====

     Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

(16) ACQUISITIONS

     The Company acquired six salvage pools in fiscal 2003. All of these acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquired businesses are included in the Company's condensed consolidated financial statements from the dates of acquisition. In January 2003, the Company acquired Salvage Management Inc., an operator of two auto salvage facilities in Buffalo and Rochester, New York. In April 2003, the Company acquired Wichita Insurance Pool, Inc., located in Wichita, Kansas. In June 2003, the Company acquired Wilmington Salvage and Disposal Company, Inc. located in Wilmington, North Carolina and the Damaged Vehicle division of Manheim's Orlando Orange County Auto Auction, located in Orlando, Florida. All of these acquisitions leverage the Company's existing regional coverage in those markets. In April 2003, the Company also acquired Mountain States Salvage Pool, which is located in Ogden, Utah. This acquisition represents penetration into a new market. The total cost of adding these six new facilities was $7.9 million. The acquired net assets consisted of accounts receivable, inventory, fixed assets, land, buildings, goodwill and covenants not to compete. These new facilities contributed $6.4 million of revenues during fiscal 2003. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $4.2 million has been recorded as goodwill. The entire goodwill balance relating to these acquisitions will be deductible for tax purposes. In addition, the Company recorded $0.9 million for covenants not to compete relating to these acquisitions which will be amortized over a period of five to seven years, based upon the agreements. As part of these acquisitions, the Company entered into leases for the use of certain facilities. Future earnout payments related to these acquisitions of $3.2 million may be paid out by the Company through 2006 depending upon meeting certain performance targets. Any future earnout payments made related to these acquisitions will be accounted for as additional goodwill.

(17) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During 2001, the Company announced an organizational realignment and recorded restructuring charges of $5.6 million. As part of this plan, the Company recognized $2.0 million in employee termination benefits associated with a reduction in workforce along with $2.6 million related to the abandonment of certain facilities. The $1.1 million balance includes amounts related to repositioning the Company's towing operations and other restructuring charges.

     The Company also recorded asset impairment charges of $2.4 million in 2001. This included the write-down of $1.4 million of unamortized leasehold improvements. Also included was a $1.0 million write-off of amounts due from the Company's now bankrupt insurance carrier for damages sustained as a result of an airplane crash at the Company's Sacramento, California facility.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

       Changes in accrued liabilities related to the organizational realignment are summarized below.

                                             WORKFORCE    FACILITY      TOWING
                                             REDUCTION    CLOSINGS     AND OTHER      TOTAL
                                             ---------    --------     ---------     -------
                                                          (dollars in thousands)
Charges recorded in 2001                      $ 2,000      $ 2,577      $ 1,117      $ 5,647
Utilization in 2001                            (1,878)      (1,016)      (1,067)      (3,961)
                                              -------      -------      -------      -------
Accrued liabilities at December 30, 2001      $    75      $ 1,561      $    50      $ 1,686
Utilization in 2002                               (75)        (919)          (7)      (1,001)
Other                                               -            -           21           21
                                              -------      -------      -------      -------
Accrued liabilities at December 29, 2002            -      $   642      $    64      $   706
Utilization in 2003                                 -         (540)           -         (540)
Other                                               -            -           36           36
                                              -------      -------      -------      -------
Accrued liabilities at December 28, 2003            -      $   102      $   100      $   202
                                              =======      =======      =======      =======

(18) SUBSEQUENT EVENT (UNAUDITED)

     In January 2004, the Company announced the opening of a new greenfield facility in Tucson, Arizona. This new 16-acre facility will provide needed coverage in the southern part of the state and will leverage the Company's existing location in Phoenix. The new facility will also improve the Company's regional coverage, complementing other existing locations in southern California and New Mexico.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited financial data for 2003 and 2002 are as follows:

                                              FIRST       SECOND        THIRD        FOURTH
                                             QUARTER      QUARTER      QUARTER       QUARTER
                                             --------     --------     --------      --------
                                              (dollars in thousands except per share amounts)
2003
    Revenues                                 $ 56,040     $ 53,338     $ 49,127      $ 51,145
    Earnings (loss) from operations             3,340        2,638         (514)         (399)
    Net earnings                                1,976        1,280         (594)         (330)
    Basic earnings (loss) per share               .16          .11         (.05)         (.03)
    Diluted earnings (loss) per share             .16          .11         (.05)         (.03)

2002
    Revenues                                 $ 69,220     $ 59,750     $ 52,786      $ 52,441
    Earnings from operations                    2,843        2,773        1,075           735
    Net earnings                                1,512        1,356          639           501
    Basic earnings per share                      .12          .11          .05           .04
    Diluted earnings per share                    .12          .11          .05           .04

     The sum of earnings per share for the four quarters of 2003 and 2002 does not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                                INDEX TO EXHIBITS

Exhibit No.
----------
10.43             Form of Non-Statutory Stock Option Agreement, Insurance Auto
                  Auctions, Inc. 2003 Stock Incentive Plan replacing the 1991
                  Stock Option Plan, as amended and restated.

10.67 Facilities Lease Agreement dated August 7, 2003, by and between MRM Investments, L.L.P. and Insurance Auto Auctions,
                  Inc., as amended.

10.68 Facilities Lease Agreement dated August 7, 2003, by and between MJB Properties and Insurance Auto Auctions, Inc., as amended.

10.69 Temporary Use License Agreement dated March 1, 2004 by and between MRM Investments Limited Partnership and Insurance Auto
                  Auctions, Inc.

10.127            Second Amended and Restated Credit Agreement, dated as of
                  March 19, 2004, among the Registrant and the lenders from time to time parties hereto, and LaSalle Bank National Association, as Administrative Agent.

10.177            Employment Agreement dated October 23, 2003 between the
                  Company and John R. Nordin.

21                Subsidiaries of the Registrant.

23                Consent of KPMG LLP.

24                Power of Attorney.

31.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas C. O'Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.