Form 10-Q
period 2004-03-28
INSURANCE AUTO AUCTIONS INC /CA
filed 2004-05-11
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number: 0-19594

                          INSURANCE AUTO AUCTIONS, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Illinois                                                              95-3790111
________________________________________________________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

850 East Algonquin Road, Suite 100, Schaumburg, Illinois              60173-3855
________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

                                 (847) 839-3939
________________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004:

            Class                                   Outstanding
            _____                                   ___________
Common Stock, $0.001 Par Value                  11,608,799 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                               PAGE NUMBER
                                                                                               -----------
PART I.  FINANCIAL INFORMATION ............................................................          3

Item 1.  Financial Statements (Unaudited) .................................................          3

         Condensed Consolidated Statements of Operations ..................................          3
         Condensed Consolidated Balance Sheets ............................................          4
         Condensed Consolidated Statements of Cash Flows ..................................          5
         Notes to Condensed Consolidated Financial Statements .............................          6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................................          9
         Overview .........................................................................          9
         Results of Operations ............................................................         10
         Financial Condition and Liquidity ................................................         10
         Factors That May Affect Future Results ...........................................         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......................         13

Item 4.  Controls and Procedures ..........................................................         14

PART II. OTHER INFORMATION ................................................................         14

Item 1.  Legal Proceedings ................................................................         14

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..         14

Item 3.  Defaults upon Senior Securities ..................................................         15

Item 4.  Submission of Matters to a Vote of Security Holders ..............................         15

Item 5.  Other Information ................................................................         15

Item 6.  Exhibits and Reports on Form 8-K .................................................         15

SIGNATURE..................................................................................         16

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                          THREE MONTHS ENDED
                                                       -----------------------
                                                        MARCH 28,    MARCH 30,
                                                           2004        2003
                                                       -----------   ---------
                                                             (Unaudited)
Revenues:
        Vehicle sales                                    $  7,127    $ 13,304
        Fee income                                         50,064      42,736
                                                         --------    --------
                                                           57,191      56,040
Cost of sales:
        Vehicle cost                                        5,984      11,771
        Branch cost                                        38,395      32,964
                                                         --------    --------
                                                           44,379      44,735
                                                         --------    --------

               Gross profit                                12,812      11,305

Operating expense:
        Selling, general and administrative                 8,480       7,168
        Business transformation costs                           -         797
                                                         --------    --------

               Earnings from operations                     4,332       3,340

Other (income) expense:
        Interest expense                                      477          55
        Other income                                          (12)        (79)
                                                         --------    --------

               Earnings before income taxes                 3,867       3,364

Provision for income taxes                                  1,566       1,388
                                                         --------    --------
               Net earnings                              $  2,301    $  1,976
                                                         ========    ========
Net earnings per share:
        Basic                                            $    .20    $    .16
                                                         ========    ========
        Diluted                                          $    .20    $    .16
                                                         ========    ========

Weighted average shares outstanding:
        Basic                                              11,537      12,045
        Effect of dilutive securities - stock options         132          96
                                                         --------    --------
        Diluted                                            11,669      12,141
                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                             MARCH 28,   DECEMBER 28,
                                                                               2004         2003
                                                                             ---------   ------------
                                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                 $  23,655    $  15,486
   Accounts receivable, net                                                     50,420       48,375
   Inventories                                                                  14,887       13,602
   Other current assets                                                          2,746        3,099
                                                                             ---------    ---------
          Total current assets                                                  91,708       80,562
                                                                             ---------    ---------

Property and equipment, net                                                     62,402       60,187
Deferred income taxes                                                           10,170        9,788
Intangible assets, net                                                           1,969        2,101
Goodwill, net                                                                  135,062      135,062
Other assets                                                                       228           93
                                                                             ---------    ---------
                                                                             $ 301,539    $ 287,793
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  40,074    $  35,005
   Accrued liabilities                                                          11,985       13,195
   Short-term borrowings                                                         7,000            -
   Obligations under capital leases                                              2,605        2,822
   Income taxes payable                                                          2,117            -
   Current installments of long-term debt                                        7,547        7,547
                                                                             ---------    ---------
          Total current liabilities                                             71,328       58,569
                                                                             ---------    ---------

Deferred income taxes                                                           18,522       17,748
Other liabilities                                                                3,562        3,612
Obligation under capital leases                                                  1,396        1,891
Long-term debt, excluding current installments                                  15,001       16,887
                                                                             ---------    ---------
          Total liabilities                                                    109,809       98,707
                                                                             ---------    ---------

Shareholders' equity:
   Preferred stock, par value of $.001 per share
          Authorized 5,000,000 shares; none issued                                   -            -
   Common stock, par value of $.001 per share
          Authorized 20,000,000 shares; 12,345,508 shares issued and
          11,538,299 outstanding as of March 28, 2004; and 12,325,482 shares issued and 11,518,273 outstanding as of
          December 28, 2003                                                         12           12
   Additional paid-in capital                                                  146,115      145,856
   Treasury stock, 807,209 shares                                               (8,012)      (8,012)
   Deferred compensation related to restricted stock                              (835)        (892)
   Accumulated other comprehensive income (loss)                                  (598)        (625)
   Retained earnings                                                            55,048       52,747
                                                                             ---------    ---------
          Total shareholders' equity                                           191,730      189,086
                                                                             ---------    ---------
                                                                             $ 301,539    $ 287,793
                                                                             =========    =========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                  ---------------------
                                                                                  MARCH 28,   MARCH 30,
                                                                                    2004        2003
                                                                                  ---------   ---------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                      $  2,301    $  1,976
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
      Depreciation and amortization                                                  3,243       2,352
      Gain on disposal of fixed assets                                                  (2)        (42)
      Loss on change in fair market value of derivative unhedged portion                 -        (307)
      Deferred compensation related to restricted stock                                 57           -

      Changes in assets and liabilities (excluding effects of acquired companies):
         (Increase) decrease in:
             Accounts receivable, net                                               (2,045)     (1,259)
             Inventories                                                            (1,285)        546
             Other current assets                                                      353       1,263
             Other assets                                                             (117)       (379)
         Increase (decrease) in:
             Accounts payable                                                        5,069        (268)
             Accrued liabilities                                                    (1,338)     (1,843)
             Income taxes, net                                                       2,509       1,272
                                                                                  --------    --------
                 Total adjustments                                                   6,444       1,335
                                                                                  --------    --------
      Net cash provided by operating activities                                      8,745       3,311
                                                                                  --------    --------

Cash flows from investing activities:
  Capital expenditures                                                              (5,417)     (2,769)
  Proceeds from disposal of property and equipment                                     180          44
  Payments made in connection with acquisitions, net of cash acquired                    -      (2,360)
                                                                                  --------    --------
       Net cash used in investing activities                                        (5,237)     (5,085)
                                                                                  --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                               259         215
  Proceeds from term loan                                                                -      30,000
  Proceeds from short-term borrowings                                                7,000           -
  Principal payments on long-term debt                                              (1,886)        (10)
  Purchase of treasury stock                                                             -      (7,401)
  Principal payments - capital leases                                                 (712)       (573)
                                                                                  --------    --------
Net cash provided by financing activities                                            4,661      22,231
                                                                                  --------    --------

Net increase in cash and cash equivalents                                            8,169      20,457

Cash and cash equivalents at beginning of period                                    15,486      10,027
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $ 23,655    $ 30,484
                                                                                  ========    ========

Supplemental disclosures of cash flow information:
  Cash paid or refunded during the period for:
      Interest                                                                    $    656    $    317
                                                                                  ========    ========
      Income taxes paid                                                           $      2    $     20
                                                                                  ========    ========
      Income taxes refunded                                                       $  1,011    $  1,250
                                                                                  ========    ========
  Non-cash financing activities:
      Property and equipment additions resulting from capital leases              $      -    $  2,250
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

      As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

      Fiscal year 2003 consisted of 52 weeks and ended December 28, 2003. Fiscal year 2004 will consist of 52 weeks and will end on December 26, 2004.

      Certain reclassifications have been made to the prior year financial information to conform to the current year presentation.

2.    INCOME TAXES

      Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by the Company.

3.    COMPUTATION OF EARNINGS PER SHARE

      The computation of basic earnings per share is made using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional shares that would have been outstanding if the dilutive common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                               MARCH 28,       MARCH 30,
                                                 2004            2003
                                               ---------       ---------
BASIC EARNINGS PER SHARE:
    Net income                                  $ 2,301         $ 1,976
    Average basic shares outstanding             11,537          12,045
    Basic net income per share                  $   .20         $   .16

DILUTED EARNINGS PER SHARE:
    Net income                                  $ 2,301         $ 1,976
    Average basic shares outstanding             11,537          12,045
    Effect of dilutive securities:
       Stock options                                131              96
       Restricted stock                              67               -
    Average diluted shares outstanding           11,735          12,141
    Diluted net income per share                $   .20         $   .16

4.    GOODWILL AND INTANGIBLES

      The Company's goodwill is assessed at least annually for impairment. The Company performs its annual impairment test during the first quarter of each year. This year's annual impairment test did not indicate any impairment. Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at March 28, 2004 and December 28, 2003:

                                                    MARCH 28,        DECEMBER 28,
                               ASSIGNED LIFE          2004               2003
                               -------------        ---------        ------------
                                              (dollars in millions)
Goodwill                       Indefinite            $135.1             $135.1
Covenants not to compete       5 to 15 years            2.0                2.1
                                                     ------             ------
                                                     $137.1             $137.2
                                                     ======             ======

      Amortization expense for the three months ended March 28, 2004 and March 30, 2003 was $0.1 million in both periods. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense for each of the years 2004, 2005 and 2006 is $0.5 million, $0.4 million for 2007 and $0.2 million for 2008.

5.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At March 28, 2004, the entire swap agreement qualified for hedge accounting.

6.    COMPREHENSIVE INCOME

      Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (dollars in thousands):

                                            THREE MONTHS ENDED
                                         ------------------------
                                         MARCH 28,      MARCH 30,
                                           2004           2003
                                         ---------      ---------
Net earnings                             $ 2,301        $ 1,976
Other comprehensive income (loss)
      Change in fair value of interest
        rate swap agreement                   44           (266)
      Income tax benefit (expense)           (17)           100
                                         -------        -------
Comprehensive income                     $ 2,328        $ 1,810
                                         =======        =======

      The changes in fair value of the Company's interest rate swap agreement were due to changes in interest rates.

7.    STOCK OPTIONS

      The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost related to stock option grants is recognized in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to the measurement of stock-based employee compensation relating to stock options and restricted stock, including straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                                        MARCH 28,    MARCH 30,
                                                          2004        2003
                                                       -----------------------
                                                       (dollars in thousands)
Net earnings as reported                               $    2,301   $    1,976
Add: Stock-based employee compensation
    expense included in reported net
    earnings, net of related tax effects                       34            -
                                                       ----------   ----------
Deduct: Total stock-based employee
    compensation expense determined under
    the fair value based method
    for all awards, net of related tax effects               (619)        (436)
                                                       ----------   ----------
Pro forma net earnings                                 $    1,716   $    1,540
                                                       ==========   ==========

Earnings per share:

       Basic - as reported                             $      .20   $      .16
                                                       ==========   ==========
       Basic - pro forma                               $      .15   $      .13
                                                       ==========   ==========
       Diluted - as reported                           $      .20   $      .16
                                                       ==========   ==========
       Diluted - pro forma                             $      .15   $      .13
                                                       ==========   ==========

8.    POSTRETIREMENT BENEFIT OBLIGATION

      In connection with the acquisition of the capital stock of Underwriters Salvage Company (USC), the Company assumed the obligation for certain health care and dental benefits for retired employees of USC. In accordance with Statement of Financial Accounting Standards No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits," the components of net periodic benefits cost related to this plan are presented below (dollars in thousands).

                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                        MARCH 28,    MARCH 30,
                                                          2004         2003
                                                        ---------    ---------
Interest cost                                            $   23       $   24
Amortization of net (gain)loss                              (27)         (33)
                                                         ------       ------
Total net periodic benefit costs (income)                $   (4)      $   (9)
                                                         ======       ======

      Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

9.    RELATED PARTY TRANSACTION

      The Company leases certain properties from a member of its Board of Directors. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. In 2003 and in the first quarter of 2004, the Company incurred $2.7 million and $1.3 million, respectively, of costs to upgrade properties owned by the related party. A portion of the investment to upgrade these facilities has been funded by the related party. The Company agreed to modify its future lease payments to take into consideration the costs to be funded by the related party. The total amount of all future rent payments related to the related party's funding is $2.4 million. The Company also initiated a temporary lease agreement in March to expand the amount of property available at one of the facilities leased. The temporary lease agreement does not have a specified term, can be terminated by either party upon 30 days written notice and has an annual fee of less than $0.1 million.

10.   SUBSEQUENT EVENT

      The Company's principal executive office is located in Schaumburg, Illinois and occupies a total of 39,000 square feet of space under an extended lease that expires in September 2004. In April 2004, the Company entered into a new lease agreement for 38,000 square feet of space for future use as its executive offices in Westchester, Illinois. This lease commences in September 2004 and expires in August 2016. The total future rent obligation associated with this new lease is $10.3 million. The Company has an allowance totaling $1.9 million from the lessor for the build-out of the office space. The Company does not expect rent expense related to its corporate office to increase as a result of this move.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may, will, should, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2003. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publish, update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

OVERVIEW

      Insurance Auto Auctions, Inc. offers insurance companies and other vehicle suppliers cost-effective salvage processing solutions on either a consignment or purchase agreement method of sale. Consignment method sales are consummated under either a fixed fee or percentage of sale basis. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both the Company and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. Under the fixed fee and percentage of sale consignment methods, the vehicle is not owned by the Company and only the fees associated with processing the vehicle are recorded as revenue. The proceeds from the sale of the vehicle itself are not included in revenue. Under the purchase agreement sales method, the vehicle is owned by the Company, and the proceeds from the sale of the vehicle are recorded as revenue.

      The Company has grown primarily through a series of acquisitions and opening of new sites to now include 75 sites. During the first quarter of 2004, the Company established a new facility in Tucson, Arizona.

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

RESULTS OF OPERATIONS

Three Months Ended March 28, 2004 Compared to the Three Months Ended March 30, 2003

      Revenues were $57.2 million for the three months ended March 28, 2004, up from $56.0 million for the same three month period in 2003. Fee income in the first quarter increased 17% to $50.1 million, versus $42.7 million in the first quarter of last year due to the Company's continued shift away from the purchase agreement method of sale, more favorable pricing and an increase in volumes sold. Vehicles sold under the purchase agreement method accounted for 3% of the total vehicles sold in the first quarter of 2004, versus 8% for the same quarter last year.

      Cost of sales decreased $0.3 million to $44.4 million for the three months ended March 28, 2004, versus $44.7 million for the same period last year. Vehicle cost of $6.0 million is $5.8 million less than the $11.8 million incurred in the first quarter of 2003. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $38.4 million increased $5.4 million from $33.0 million for the same period last year. This increase is primarily the result of higher volumes of vehicles processed for the quarter, higher per unit tow costs, along with the impact of new branches opened in 2003.

      Gross profit increased 13% to $12.8 million for the three months ended March 28, 2004, from $11.3 million for the comparable period in 2003.

      Selling, general and administrative expense of $8.5 million increased $1.3 million, or 18%, from the $7.2 million of expense incurred during the first quarter of last year. This increase is due to bonus accruals, depreciation and expenses related to amending the Company's credit agreement. Amortization of intangible assets is now included within this category of expense and amounted to $0.1 million in each year.

      There were no business transformation costs for the three months ended March 28, 2004 compared to $0.8 million in the same period last year. Business transformation costs included expenses related to data base conversions, training and other activity related to the roll out of the Company's new information technology system.

      Interest expense increased to $0.5 million for the three months ended March 28, 2004, from $0.1 million for the comparable period in 2003. Included in interest expense for the three months ended March 30, 2003 was a non-cash benefit of $0.3 million related to the change in fair value of the Company's interest rate swap agreement.

      The Company's effective income tax rate was 40.5% and 41.3% in 2004 and 2003, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      At March 28, 2004, the Company had current assets of $91.7 million, which includes $23.7 million of cash and cash equivalents. Current liabilities were $71.3 million. The Company had working capital of $20.4 million at March 28, 2004, a $1.6 million decrease from December 28, 2003.

      At March 28, 2004, the Company's long-term debt, including current installments, consisted of $0.1 million in notes payable, $7.0 million of short-term borrowings against the $20.0 million revolving credit facility and $22.5 million borrowed under its term credit facility. The notes payable bear interest at an annual rate of 8.0%. Borrowings against the revolving credit facility provide for interest to be paid by the Company at the prime rate or at a variable rate based upon LIBOR. The term credit facility was a one-year revolver that converted on February 15, 2003, into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003. At March 28, 2004, the Company was in compliance with its credit agreement covenants.

      On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters.

      Other long-term liabilities include the fair market on the Company's interest rate swap along with the Company's post-retirement benefits liability that relates to the acquisition in 1994 of Underwriters Salvage Company. The amount recorded at March 28, 2004 for the post-retirement benefits liability is approximately $2.6 million.

      Capital expenditures were $5.4 million for the three months ended March 28, 2004. These capital expenditures consisted of various branch improvements including upgrades to existing branches, the new facility in Tucson, Arizona, and continued enhancements to the new technology system.

      The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. In the first quarter of 2003, the Company purchased 757,409 shares pursuant to this authorization at an average price of $9.77 per share, or a total amount of $7.4 million. No shares were purchased during the first quarter of 2004.

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

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. The Company believes the critical accounting policies that require significant judgments and estimates are Goodwill, deferred income taxes, and long-lived assets. For further information, refer to the Company's Form 10-K for the year ended December 28, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

      Period Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the Actual Cash Value ("ACV") of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less-damaged vehicles, especially for inventory disposed of under the purchase agreement method of sale, would have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues for any future quarter are not predictable with any significant degree of accuracy, and the Company's operating results may vary significantly due to its relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will fall below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

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

      Enterprise-Wide System Redesign Project. The Company developed a new enterprise-wide application to manage its salvage and auction process. The new Web-based system is intended to support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer, and branch/headquarters communications. Development and testing of the enterprise-wide application began in the third quarter of 2001. The Company began rolling out the new system to its branches during the third quarter of 2002. Though the Company encountered some unanticipated issues during the implementation phase, which delayed completion of the project and caused the Company to incur additional costs beyond the project's original estimates, the Company completed the roll-out of the new system by the end of 2003. However, there remain inherent risks associated with the application and continued enhancement of the new system that could continue to adversely impact the Company's ability to achieve cost savings and increased profitability.

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

      Provision of Services as a National or Regional Supplier. The provision of services to insurance company suppliers on a national or regional basis requires that the Company expend resources and dedicate management to a small number of individual accounts, resulting in a significant amount of fixed costs. The development of a referral-based national network service, in particular, has required the devotion of financial resources without immediate reimbursement of these expenses by the insurance company suppliers. The Company may not realize sufficient revenue from these services to cover these expenses, in which case, its results of operations may be materially adversely affected.

      Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisitions of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. The Company may not be able to continue to acquire new facilities or add additional facilities on terms economically favorable to the Company, or at all, or increase revenues at newly-acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund the expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. The Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital.

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

      Environmental Regulation. The Company's operations are subject to federal, state and local environmental laws and regulations. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at the Company's facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of the Company's facilities. Waste materials, such as waste solvents or used oils, are generated at some of the Company's facilities and are disposed of as non-hazardous or hazardous wastes. The Company believes that it is in compliance in all material respects with applicable environmental regulations and does not anticipate any material capital expenditure for environmental compliance or remediation. To date, the Company has not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials. Environmental laws and regulations could become more stringent over time and the Company may be subject to significant compliance costs in the future. Future contamination at any one or more of the Company's facilities, or the potential contamination by previous users of certain acquired facilities, create the risk, however, that the Company could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on the Company's operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $22.5 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At March 28, 2004, the interest rate swap agreement had a notional amount of $22.5 million under which the Company paid a fixed rate of interest of 5.6% and received a LIBOR-based floating rate. At March 28, 2004, the entire swap agreement qualified for hedge accounting.

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

  b.  Changes in Internal Controls

      Subsequent to the Company's evaluation, there were no significant changes in the internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. While there were no significant changes to the internal controls, the Company completed the implementation of a new enterprise-wide application to manage the salvage and auction process in the fourth quarter of 2003. The Company continues to modify and improve the overall systems environment.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

      In addition to the legal proceedings described in its Annual Report for the year ended December 28, 2003, the Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of its business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain any future earnings to finance the growth and development of its business. In addition, the Company's financing agreement limits the Company's ability to pay cash dividends to no more than 25% of the Company's consolidated net income earned over a specified period.

      The Company records treasury stock purchases using the cost method of accounting. In March 2003, the Company repurchased 757,409 shares of its common stock at an average price of $9.77 per share and a total cost of $7.4 million. The Company did not repurchase any shares during the first quarter 2004.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                       (c) TOTAL NUMBER OF       (d) MAXIMUM
                         (a) TOTAL                     SHARES PURCHASED AS      NUMBER OF SHARES
                         NUMBER OF       (b) AVERAGE    PART OF PUBLICLY        THAT MAY YET BE
                          SHARES          PRICE PAID    ANNOUNCED PLANS OR     PURCHASED UNDER THE
PERIOD                   PURCHASED        PER SHARE       PROGRAMS (1)          PLANS OR PROGRAMS
------                   ---------        ---------       ------------          -----------------
FIRST QUARTER 2003
January                          0               0                   0              1,500,000
February                         0               0                   0              1,500,000
March                      757,409           $9.77             757,409                742,591
                           -------           -----           ---------              ---------
Total 2003                 757,409           $9.77             757,409                742,591

(1) The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of March 28, 2004, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share. The repurchase plan expires upon the repurchase of all authorized shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Inapplicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Inapplicable

ITEM 5. OTHER INFORMATION. Inapplicable

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

      (A)   EXHIBITS.

            10.1* Lease Agreement, dated April 13, 2004, by and between
                  Westbrook Corporate Center, L.L.C. and Insurance Auto Auctions, Inc.

            31.1* Certification by the CEO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

            31.2* Certification by the CFO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

            32** Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith

**    Furnished herewith.

      (B)   REPORTS ON FORM 8-K.

            The Company filed a current report on Form 8-K, dated February 27, 2004, which contained a press release announcing the Company's financial results for the year ended December 28, 2003.

            The Company filed a current report on Form 8-K, dated April 23, 2004, which contained a press release announcing the Company's financial results for the quarter ended March 28, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INSURANCE AUTO AUCTIONS, INC.

Date: May 11, 2004                     By:    /s/ Scott P. Pettit
                                              ----------------------------------
                                       Name:  Scott P. Pettit
                                       Title: Senior Vice President and Chief
                                              Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.

10.1 Lease Agreement, dated April 13, 2004, by and between Westbrook Corporate Center, L.L.C. and Insurance Auto Auctions, Inc.

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.