Form 10-Q
period 2004-06-27
INSURANCE AUTO AUCTIONS INC /CA
filed 2004-08-10
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission File Number:19594

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.) Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2004:


            Class                                            Outstanding
            -----                                            -----------

Common Stock, $0.001 Par Value                            11,632,141 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                            PAGE NUMBER
                                                                                            -----------
PART I.  FINANCIAL INFORMATION..............................................................      3

Item 1.  Financial Statements (Unaudited)...................................................      3

         Condensed Consolidated Statements of Operations....................................      3
         Condensed Consolidated Balance Sheets..............................................      4
         Condensed Consolidated Statements of Cash Flows....................................      5
         Notes to Condensed Consolidated Financial Statements...............................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................     10
         Overview...........................................................................     10
         Results of Operations..............................................................     10
         Financial Condition and Liquidity..................................................     12
         Summary Disclosure About Contractual Obligations ..................................     13
         Factors That May Affect Future Results.............................................     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     15

Item 4.  Controls and Procedures............................................................     15

PART II.  OTHER INFORMATION.................................................................     15

Item 1.  Legal Proceedings..................................................................     15

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...     15

Item 3.  Defaults upon Senior Securities....................................................     16

Item 4.  Submission of Matters to a Vote of Security Holders................................     16

Item 5.  Other Information..................................................................     17

Item 6.  Exhibits and Reports on Form 8-K...................................................     17

SIGNATURES   ...............................................................................     18

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands except per share amounts)

                                                 THREE MONTH PERIODS ENDED            SIX MONTH PERIODS ENDED
                                                ---------------------------         ---------------------------
                                                 JUNE 27,          JUNE 29,          JUNE 27,         JUNE 29,
                                                  2004               2003             2004              2003
                                                ---------         ---------         ---------         ---------
                                                         (UNAUDITED)                        (UNAUDITED)
Revenues:
     Vehicle sales                              $   8,225         $  10,192         $  15,352         $  23,496
     Fee income                                    51,777            43,146           101,841            85,882
                                                ---------         ---------         ---------         ---------
                                                   60,002            53,338           117,193           109,378
Cost of sales:
     Vehicle cost                                   7,187             9,425            13,171            21,196
     Branch cost                                   39,598            32,845            77,993            65,809
                                                ---------         ---------         ---------         ---------
                                                   46,785            42,270            91,164            87,005
                                                ---------         ---------         ---------         ---------
         Gross profit                              13,217            11,068            26,029            22,373

Operating expense:
     Selling, general and administrative            8,357             7,509            16,837            14,677
     Business transformation costs                      -               921                 -             1,718
                                                ---------         ---------         ---------         ---------

         Earnings from operations                   4,860             2,638             9,192             5,978

Other (income) expense:
     Interest expense                                 410               503               887               558
     Other income                                     (29)              (43)              (41)             (122)
                                                ---------         ---------         ---------         ---------

         Earnings before income taxes               4,479             2,178             8,346             5,542

Provision for income taxes                          1,824               898             3,390             2,286
                                                ---------         ---------         ---------         ---------

         Net earnings                           $   2,655         $   1,280         $   4,956         $   3,256
                                                =========         =========         =========         =========
Net earnings per share:
     Basic                                      $     .23         $     .11         $     .43         $     .28
                                                =========         =========         =========         =========
     Diluted                                    $     .22         $     .11         $     .42         $     .27
                                                =========         =========         =========         =========

Weighted average shares outstanding:
     Basic                                         11,545            11,517            11,541            11,784
     Effect of dilutive securities                    286                60               243                77
                                                ---------         ---------         ---------         ---------
     Diluted                                       11,831            11,577            11,784            11,861
                                                =========         =========         =========         =========



See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)


                                                                                   JUNE 27,        DECEMBER 28,
                                                                                     2004              2003
                                                                                 ----------        -----------
   ASSETS                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $  17,628         $  15,486
     Accounts receivable, net                                                        45,440            48,375
     Inventories                                                                     13,393            13,602
     Other current assets                                                             2,961             3,099
                                                                                  ---------         ---------
            Total current assets                                                     79,422            80,562
                                                                                  ---------         ---------

Property and equipment, net                                                          64,838            60,187
Deferred income taxes                                                                10,205             9,788
Intangible assets, net                                                                1,837             2,101
Goodwill, net                                                                       135,812           135,062
Other assets                                                                            477                93
                                                                                  ---------         ---------
                                                                                  $ 292,591         $ 287,793
                                                                                  =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  36,288         $  35,005
     Accrued liabilities                                                             13,794            13,195
     Obligations under capital leases                                                 2,205             2,822
     Income taxes payable                                                             1,410                 -
     Current installments of long-term debt                                           7,547             7,547
                                                                                  ---------         ---------
         Total current liabilities                                                   61,244            58,569
                                                                                  ---------         ---------

Deferred income taxes                                                                19,227            17,748
Other liabilities                                                                     3,130             3,612
Obligation under capital leases                                                       1,069             1,891
Long-term debt, excluding current installments                                       13,114            16,887
                                                                                  ---------         ---------
         Total liabilities                                                           97,784            98,707
                                                                                  ---------         ---------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                                         -                 -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; 12,425,708 shares issued and
         11,618,499 outstanding as of June 27, 2004; and 12,325,482 shares issued and 11,518,273 outstanding as of
          December 28, 2003                                                              12                12
     Additional paid-in capital                                                     146,217           145,856
     Treasury stock, 807,209 shares                                                  (8,012)           (8,012)
     Deferred compensation related to restricted stock                                 (777)             (892)
     Accumulated other comprehensive loss                                              (335)             (625)
     Retained earnings                                                               57,702            52,747
                                                                                  ---------         ---------
         Total shareholders' equity                                                 194,807           189,086
                                                                                  ---------         ---------
                                                                                  $ 292,591         $ 287,793
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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                            SIX MONTHS ENDED
                                                                                       -------------------------
                                                                                       JUNE 27,         JUNE 29,
                                                                                         2004             2003
                                                                                       --------         --------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                           $  4,956         $  3,256
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                        6,522            4,870
     Gain on disposal of fixed assets                                                       (19)             (31)
     Loss on change in fair market value of derivative unhedged portion                       -             (307)
     Deferred compensation related to restricted stock                                      114                -

     Changes in assets and liabilities (excluding effects of acquired companies): (Increase) decrease in:
         Accounts receivable, net                                                         2,935            7,370
         Inventories                                                                        209              985
         Other current assets                                                               137              917
         Other assets                                                                    (1,117)            (754)
       Increase (decrease) in:
         Accounts payable                                                                 1,282           (3,336)
         Accrued liabilities                                                                407             (684)
         Income taxes, net                                                                2,470            1,383
                                                                                       --------         --------
            Total adjustments                                                            12,940           10,412
                                                                                       --------         --------
     Net cash provided by operating activities                                           17,896           13,669
                                                                                       --------         --------

Cash flows from investing activities:
   Capital expenditures                                                                 (11,105)          (6,498)
   Proceeds from disposal of property and equipment                                         200               44
   Payments made in connection with acquisitions, net of cash acquired                        -           (7,863)
                                                                                       --------         --------
      Net cash used in investing activities                                             (10,905)         (14,317)
                                                                                       --------         --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                   361              227
   Proceeds from term loan                                                                    -           30,000
   Principal payments on long-term debt                                                  (3,772)          (1,896)
   Purchase of treasury stock                                                                 -           (8,012)
   Principal payments on  capital leases                                                 (1,438)          (1,191)
                                                                                       --------         --------
Net cash provided (used) by financing activities                                         (4,849)          19,128
                                                                                       --------         --------

Net increase in cash and cash equivalents                                                 2,142           18,480

Cash and cash equivalents at beginning of period                                         15,486           10,027
                                                                                       --------         --------

Cash and cash equivalents at end of period                                             $ 17,628         $ 28,507
                                                                                       ========         ========
Supplemental disclosures of cash flow information: Cash paid or refunded during the period for:
      Interest                                                                         $  1,025         $    647
                                                                                       ========         ========
      Income taxes paid                                                                $  2,026         $    797
                                                                                       ========         ========
      Income taxes refunded                                                            $  1,011         $  1,250
                                                                                       ========         ========
   Non-cash financing activities:
      Property and equipment additions resulting from capital leases                   $      -         $  3,375
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

3.     COMPUTATION OF EARNINGS PER SHARE

       The computation of basic earnings per share is made using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional shares that would have been outstanding if the dilutive common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ----------------------        ----------------------
                                                   JUNE 27,       JUNE 29,       JUNE 27,       JUNE 29,
                                                     2004           2003           2004           2003
                                                   -------        -------        -------        -------
       BASIC EARNINGS PER SHARE:
         Net income                                $ 2,655        $ 1,280        $ 4,956        $ 3,256
         Average basic shares outstanding           11,545         11,517         11,541         11,784
         Basic net income per share                $   .23        $   .11        $   .43        $   .28

       DILUTED EARNINGS PER SHARE:
         Net income                                $ 2,655        $ 1,280        $ 4,956        $ 3,256
         Average basic shares outstanding           11,545         11,517         11,541         11,784
         Effect of dilutive securities:
            Stock options                              219             60            176             77
            Restricted stock                            67              -             67              -
         Average diluted shares outstanding         11,831         11,577         11,784         11,861
         Diluted net income per share              $   .22        $   .11        $   .42        $   .27

4.     GOODWILL AND INTANGIBLES

       The Company performs its annual impairment test during the first quarter of each year. This year's annual impairment test did not indicate any impairment. Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at June 27, 2004 and December 28, 2003:


                                                             JUNE 27,    DECEMBER 28,
                                       ASSIGNED LIFE          2004           2003
                                       -------------        --------     -----------
                                                  (dollars in millions)
       Goodwill                        Indefinite           $  135.8      $  135.1
       Covenants not to compete        5 to 15 years             1.8           2.1
                                                            --------      --------
                                                            $  137.6      $  137.2
                                                            ========      ========


       Amortization expense for the six months ended June 27, 2004 and June 29, 2003 was $0.3 million in 2004 and $0.2 million in 2003. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense is $0.5 million for each of the years 2004, 2005 and 2006, $0.4 million for 2007 and $0.2 million for 2008.


5.     FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

       The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At June 27, 2004, the entire swap agreement qualified for hedge accounting.


6.     COMPREHENSIVE INCOME

       Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (dollars in thousands):


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         -----------------------         -----------------------
                                                         JUNE 27,        JUNE 29,        JUNE 27,        JUNE 29,
                                                           2004            2003            2004            2003
                                                         -------         -------         -------         -------
        Net earnings                                     $ 2,655         $ 1,280         $ 4,956         $ 3,256
        Other comprehensive income (loss)
            Change in fair value of interest rate
               swap agreement                                426             (25)            470            (291)
            Income tax benefit (expense)                    (164)             10            (181)            110
                                                         -------         -------         -------         -------
        Comprehensive income                             $ 2,917         $ 1,265         $ 5,245         $ 3,075
                                                         =======         =======         =======         =======


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

       In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock program, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares during a four year period whereby the restrictions lapse on 25% of the shares each year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the shares at the date of the grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2003, 66,500 restricted shares were granted. Compensation expense in 2003 was less than $0.1 million and $0.1 million for the six months ended June 27, 2004. There were no forfeitures of restricted shares in 2003 and 2004.

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


                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                       --------------------------------        -----------------------------
                                         JUNE 27,            JUNE 29,            JUNE 27,           JUNE 29,
                                           2004                2003                2004               2003
                                       ------------        ------------        ------------        ---------
Net earnings as reported               $      2,655        $      1,280        $      4,956        $   3,256
Add: Stock-based employee
    compensation expense
    included in reported net
    earnings, net of related
    tax effects                                  34                   -                  68                -
                                       ------------        ------------        ------------        ---------

Deduct: Total stock-based
    employee compensation
    expense determined under
    the fair value based method
    for all awards, net of
    related tax effects                         622                 433               1,241              864
                                       ------------        ------------        ------------        ---------
Pro forma net earnings                 $      2,067        $        847        $      3,783        $   2,392
                                       ============        ============        ============        =========

Earnings per share:
     Basic - as reported               $        .23        $        .11        $        .43        $     .28
                                       ============        ============        ============        =========
     Basic - pro forma                 $        .18        $        .07        $        .33        $     .20
                                       ============        ============        ============        =========
     Diluted - as reported             $        .22        $        .11        $        .42        $     .27
                                       ============        ============        ============        =========
     Diluted - pro forma               $        .17        $        .07        $        .32        $     .20
                                       ============        ============        ============        =========



8.     RELATED PARTY TRANSACTION

       The Company leases certain properties from a member of its Board of Directors. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. In the second quarter of 2004 and 2003, the Company incurred $1.1 million and $0.6 million, respectively, of costs to upgrade properties owned by the related party. A portion of the investment to upgrade these facilities has been funded by the related party. The Company agreed to modify its future lease payments to take into consideration the costs to be funded by the related party. The total amount of all future rent payments related to the related party's funding is $2.4 million. The Company also initiated a temporary lease agreement in March to expand the amount of property available at one of the facilities leased. The temporary lease agreement does not have a specified term, can be terminated by either party upon 30 days written notice and has an annual rental of less than $0.1 million.

9.     COMMITMENTS AND CONTINGENCIES

       The Company leases its facilities and certain equipment under operating and capital leases. During the first two quarters of 2004, the Company entered into a number of operating leases, including its principal corporate office.

       The Company's principal corporate office is currently located in Schaumburg, Illinois and occupies a total of 39,000 square feet of space under an extended lease that expires in September 2004. In April 2004, the Company entered into a new lease agreement for 38,000 square feet of space for future use as its corporate offices in Westchester, Illinois. This lease commences in September 2004 and expires in August 2016. The Company has an allowance totaling $1.9 million from the lessor for the build-out of the office space. The Company does not expect rent expense related to its corporate office to increase as a result of this move.

       As of June 27, 2004, the Company had not entered into any capital leases in the current year.

10.    SUBSEQUENT EVENTS

       On June 28, 2004, the Company sold its West Bridgewater, Massachusetts facility to Harvey Industries, Inc., a Massachusetts corporation, for $1.1 million in cash.

       On July 6, 2004, the Company announced the opening of a new greenfield facility in El Paso, Texas. On July 8, 2004, the Company announced the acquisition of Mid-South Salvage LLC located in Jackson, Mississippi. The acquisition is accounted for as a purchase business combination and the results of operations of the acquired business will be included in the Company's future consolidated financial statements from the date of acquisition.

       In July and August 2004, the Company purchased 55,200 shares pursuant to the authorization at an average price of $16.01 per share, or a total amount of $0.9 million.

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

         The Company has grown primarily through a series of acquisitions and opening of new sites to now include 77 sites. In January 2004, the Company established a new facility in Tucson, Arizona. In July 2004 the Company acquired Mid-South Salvage LLC located in Jackson, Mississippi and established a new facility in El Paso, Texas.

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


RESULTS OF OPERATIONS

Three Months Ended June 27, 2004 Compared to the Three Months Ended June 29,
2003

         Revenues were $60.0 million for the three months ended June 27, 2004, up from $53.3 million for the same three month period in 2003. Fee income in the second quarter increased 20% to $51.8 million, versus $43.1 million in the second quarter of last year due to the Company's continued shift away from the purchase agreement method of sale, more favorable pricing and an increase in volumes sold. Vehicles sold under the purchase agreement method accounted for 3% of the total vehicles sold in the second quarter of 2004, versus 6% for the same quarter last year.

         Cost of sales increased $4.5 million to $46.8 million for the three months ended June 27, 2004, versus $42.3 million for the same period last year. Vehicle cost of $7.2 million was $2.2 million less than the $9.4 million incurred in the second quarter of 2003. This decrease was primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $39.6 million increased $6.8 million from $32.8 million for the same period last year. This increase was primarily the result of higher volumes of vehicles processed for the quarter and higher per unit tow costs, along with the impact of new branches opened in 2003 and 2004.

         Gross profit increased 19% to $13.2 million for the three months ended June 27, 2004, from $11.1 million for the comparable period in 2003.

         Selling, general and administrative expense of $8.4 million increased $0.9 million, or 12%, from the $7.5 million of expense incurred during the second quarter of last year. This increase is primarily due to performance-based bonus accruals and higher depreciation on the Company's new information technology system. Excluding the bonus accrual and increase in depreciation, selling, general and administrative expenses decreased in the second quarter of 2004 compared to the same period last year. Amortization of intangible assets is now included within this category of expense and amounted to $0.1 million in the second quarter of 2003 and 2004.

         There were no business transformation costs for the three months ended June 27, 2004 compared to $0.9 million in the same period last year. Business transformation costs included expenses related to data base conversions, training and other activity related to the roll out of the Company's new information technology system.

         Interest expense decreased to $0.4 million for the three months ended June 27, 2004, from $0.5 million for the comparable period in 2003. Included in interest expense for the three months ended June 29, 2003 was a non-cash benefit of $0.3 million related to the change in fair value of the Company's interest rate swap agreement.

         The Company's effective income tax rate was 40.7% and 41.2% in 2004 and 2003, respectively.


Six Months Ended June 27, 2004 Compared to the Six Months Ended June 29,2003

         Revenues were $117.2 million for the six months ended June 27, 2004, up from $109.4 million for the six month period ended June 29, 2003. Fee income increased to $101.8 million versus $85.9 million for the six month period ended June 29, 2003 due to the Company's continued shift away from the purchase agreement method of sale, more favorable pricing and an increase in volumes sold. Vehicles sold under the purchase agreement method accounted for 3% of the vehicles sold in the first six months of 2004, versus 7% for the same period last year.

         Cost of sales increased $4.2 million to $91.2 million for the six months ended June 27, 2004, versus $87.0 million for the same period last year. Vehicle cost of $13.2 million was $8.0 million less than last year's amount of $21.2 million. This decrease was primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $78.0 million increased $12.2 million from $65.8 million for the same period last year. This increase was primarily the result of additional operating costs related to new branch facilities.

         Gross profit increased 16% to $26.0 million for the six months ended June 27, 2004, from $22.4 million for the comparable period in 2003.

         Selling, general and administration expense of $16.8 million increased 15% from last year's amount of $14.7 million. This increase is primarily due to performance based bonus accruals and depreciation on the Company's new information technology system. Amortization of intangible assets is now included within this category of expense and amounted to $0.3 million in 2004 and $0.2 million in 2003.

         There were no business transformation costs for the six months ended June 27, 2004 compared to $1.7 million in the same period last year. Business transformation costs included expenses related to data base conversions, training and other activity related to the roll out of the Company's new information technology system.

         Interest expense of $0.9 million for the six months ended June 27, 2004, increased $0.3 million from $0.6 million for the comparable period in 2003.

         The Company's effective income tax rate was 40.6% and 41.2% in 2004 and 2003, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         At June 27, 2004, the Company had current assets of $79.4 million, which included $17.6 million of cash and cash equivalents. Current liabilities were $61.2 million. The Company had working capital of $18.2 million at June 27, 2004, a $3.8 million decrease from December 28, 2003.

         At June 27, 2004, the Company's long-term debt, including current installments, consisted of $20.7 million borrowed under its term credit facility. The term credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.

         On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. At June 27, 2004, the Company was in compliance with its credit agreement covenants.

         Other long-term liabilities include the fair market on the Company's interest rate swap along with the Company's post-retirement benefits liability that relates to the acquisition of Underwriters Salvage Company in 1994. The amount recorded at June 27, 2004 for the post-retirement benefits liability was approximately $2.6 million.

         Capital expenditures were $11.1 million for the six months ended June 27, 2004. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to the Company's new information technology system.

         The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. In the first half of 2003, the Company purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share, or a total amount of $8.0 million. No shares were purchased during the second quarter or first six months of 2004.

         The Company believes that existing cash and cash equivalents, as well as cash generated from operations, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next twelve months. Part of the Company's plan is to pursue continued growth, possibly through new facility start-ups, acquisitions, and the development of new claims processing services. At some time in the future, the Company may require additional financing. There can be no assurance that additional financing, if required, will be available on favorable terms.

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. The Company believes the critical accounting policies that require significant judgments and estimates are related to goodwill, deferred income taxes, and long-lived assets. For further information regarding these policies, refer to the Company's Form 10-K for the year ended December 28, 2003.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

       With the exception of its lease obligation, the Company's contractual obligations have not changed materially since last reported. The Company's principal corporate office is currently located in Schaumburg, Illinois and occupies a total of 39,000 square feet of space under an extended lease that expires in September 2004. In April 2004, the Company entered into a new lease agreement for 38,000 square feet of space for future use as its corporate offices in Westchester, Illinois. This lease commences in September 2004 and expires in August 2016. The Company has an allowance totaling $1.9 million from the lessor for the build-out of the office space. The Company does not expect rent expense related to its corporate office to increase as a result of this move.

       The minimum future rent obligation associated with this new lease is as follows:

                                                        LEASE OBLIGATION
                                                     ----------------------
                                                     (dollars in thousands)
                2004                                       $    130
                2005                                            389
                2006                                            528
                2007                                            816
                2008                                            844
                Thereafter                                    7,602
                                                           --------
                                                            $10,309
                                                            =======

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $20.7 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At June 27, 2004, the interest rate swap agreement had a notional amount of $20.7 million under which the Company paid a fixed rate of interest of 5.6% and received a LIBOR-based floating rate. At June 27, 2004, the entire swap agreement qualified for hedge accounting. The Company believes that the exposure of its consolidated financial position, results of operations and cash flows to adverse changes in interest rates is not significant.


ITEM 4.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures

         The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide them reasonable assurances that the information required to be disclosed in the reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

         Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

b.       Changes in Internal Controls

         Subsequent to the Company's evaluation, there were no significant changes in the internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. While there were no significant changes to the internal controls, the Company completed the implementation of a new enterprise-wide application to manage the salvage and auction process in the fourth quarter of 2003. The Company continues to modify this application, which may affect its internal controls over financial reporting.


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


         The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. The repurchase plan expires upon the repurchase of all authorized shares.

         As of June 27, 2004, the Company had purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share. The maximum number of shares that may yet be purchased under the plan is 1,442,791. The Company did not repurchase any shares during the second quarter 2004. The Company records treasury stock purchases using the cost method of accounting.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders of the Company held June 16, 2004, the shareholders (i) elected seven directors to serve on the Company's Board of Directors, (ii) approved the adoption of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 100,000 shares, and (iii) ratified the Company's appointment of KPMG LLP to serve as the Company's independent auditors for the fiscal year ending December 26, 2004. Shareholders holding 10,849,756 shares of common stock, representing 93% of the total number of shares outstanding and entitled to vote at the meeting, were present in person or by proxy at the meeting.

         The vote for nominated directors was as follows:


                     Director               Votes FOR           Votes Withheld
                     --------               ----------          --------------
               Thomas C. O'Brien            10,719,824             129,932
               Peter H. Kamin               10,549,093             300,663
               Todd F. Bourell              10,714,842             134,914
               Maurice A. Cocca             10,554,235             295,521
               Philip B. Livingston         10,554,335             295,421
               Melvin R. Martin             10,638,164             211,592
               John K. Wilcox               10,719,984             129,772


         The vote to approve the amendment to the Company's Employee Stock Purchase Plan was as follows: For: 8,621,607; Against: 133,862; Abstain: 3,783; and not voted: 2,090,504.

         The vote for ratifying the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 26, 2004 was as follows: For: 10,829,392; Against: 18,800; and Abstain: 1,564.

ITEM 5.  OTHER INFORMATION.  Inapplicable.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a)   EXHIBITS.

         10.1* Employment Agreement dated July 23, 2004 by and between the
               Company and John Kett.

         31.1* Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32** Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *     Filed herewith
         **    Furnished herewith.


         (b)   REPORTS ON FORM 8-K.

         The Company filed a current report on Form 8-K, dated July 23, 2004, which contained a press release announcing the Company's financial results for the quarter ended June 27, 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INSURANCE AUTO AUCTIONS, INC.




Date: August 10, 2004                      By:      /s/ Scott P. Pettit
      ---------------                          -------------------------------
                                           Name: Scott P. Pettit
                                           Title: Senior Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------


10.1 Employment Agreement dated July 23, 2004 by and between the Company and John Kett.

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.