Form 10-Q
period 2004-09-26
INSURANCE AUTO AUCTIONS, INC
filed 2004-11-05
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________

                         Commission File Number: 19594

                          INSURANCE AUTO AUCTIONS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Illinois                                                              95-3790111
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

Two Westbrook Corporate Center, Suite 500, Westchester, Illinois      60154
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (708) 492-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

850 E. Algonquin Rd., Suite 100, Schaumburg, Illinois               60173-3855
--------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)      (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2004:

            Class                                                Outstanding
            -----                                                -----------
Common Stock, $0.001 Par Value                                 11,547,995 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                              PAGE NUMBER
                                                                                              -----------
PART I.  FINANCIAL INFORMATION..............................................................       3

Item 1.  Financial Statements (Unaudited)...................................................       3

         Condensed Consolidated Statements of Operations....................................       3
         Condensed Consolidated Balance Sheets..............................................       4
         Condensed Consolidated Statements of Cash Flows....................................       5
         Notes to Condensed Consolidated Financial Statements...............................       6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................      11
         Overview...........................................................................      11
         Results of Operations..............................................................      11
         Financial Condition and Liquidity..................................................      13
         Factors That May Affect Future Results.............................................      14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................      16

Item 4.  Controls and Procedures............................................................      16

PART II. OTHER INFORMATION..................................................................      17

Item 1.  Legal Proceedings..................................................................      17

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...      17

Item 3.  Defaults upon Senior Securities....................................................      18

Item 4.  Submission of Matters to a Vote of Security Holders................................      18

Item 5.  Other Information..................................................................      18

Item 6.  Exhibits and Reports on Form 8-K...................................................      18

SIGNATURES   ...............................................................................      19

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                       THREE MONTH PERIODS ENDED             NINE MONTH PERIODS ENDED
                                                      ------------------------------        ----------------------------
                                                      SEPTEMBER 26,     SEPTEMBER 28,       SEPTEMBER 26,   SEPTEMBER 28,
                                                         2004              2003                  2004           2003
                                                      ------------------------------        ----------------------------
                                                               (UNAUDITED)                            (UNAUDITED)
Revenues:
     Vehicle sales                                    $      7,502       $    8,847          $     22,853    $   32,343
     Fee income                                             53,250           40,280               155,091       126,162
                                                      ------------       ----------          ------------    ----------
                                                            60,752           49,127               177,944       158,505
Cost of sales:
     Vehicle cost                                            6,229            7,299                19,400        28,495
     Branch cost                                            40,157           33,447               118,150        99,256
                                                      ------------       ----------          ------------    ----------
                                                            46,386           40,746               137,550       127,751
                                                      ------------       ----------          ------------    ----------
         Gross profit                                       14,366            8,381                40,394        30,754

Operating expense:
     Selling, general and administrative                     9,239            7,738                26,076        22,415
     Loss/(gain) on sale of property & equipment              (606)               6                  (626)          (24)
     Business transformation costs                               -            1,157                     -         2,875
                                                      ------------       ----------          ------------    ----------

     Earnings (loss) from operations                         5,733             (520)               14,944         5,488

Other (income) expense:
     Interest expense                                          362              521                 1,248         1,079
     Interest income                                           (19)             (25)                  (40)         (117)
                                                      ------------       ----------          ------------    ----------

     Earnings (loss) before income taxes                     5,390           (1,016)               13,736         4,526

Provision (benefit) for income taxes                         2,036             (422)                5,426         1,864
                                                      ------------       ----------          ------------    ----------

         Net earnings (loss)                          $      3,354       $     (594)         $      8,310    $    2,662
                                                      ============       ==========          ============    ==========

Earnings (loss) per share:
     Basic                                            $        .29       $     (.05)         $        .72    $      .23
                                                      ============       ==========          ============    ==========
     Diluted                                          $        .28       $     (.05)         $        .70    $      .23
                                                      ============       ==========          ============    ==========

Weighted average shares outstanding:
     Basic                                                  11,513           11,516                11,532        11,694
     Effect of dilutive securities                             379                -                   284            77
                                                      ------------       ----------          ------------    ----------
     Diluted                                                11,892           11,516                11,816        11,771
                                                      ============       ==========          ============    ==========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                               SEPTEMBER 26,      DECEMBER 28,
                                                                                   2004               2003
                                                                               -------------      ------------
                                                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $  17,810          $  15,486
     Accounts receivable, net                                                       46,832             48,375
     Inventories                                                                    13,237             13,602
     Other current assets                                                            2,769              3,099
                                                                                 ---------          ---------
         Total current assets                                                       80,648             80,562
                                                                                 ---------          ---------

Property and equipment, net                                                         67,866             60,187
Deferred income taxes                                                               10,771              9,788
Intangible assets, net                                                               1,910              2,101
Goodwill, net                                                                      137,494            135,062
Other assets                                                                           481                 93
                                                                                 ---------          ---------
                                                                                 $ 299,170          $ 287,793
                                                                                 =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $  39,894          $  36,660
     Accrued liabilities                                                            15,492             11,540
     Obligations under capital leases                                                1,541              2,822
     Income taxes payable                                                            2,221                  -
     Current installments of long-term debt                                          7,547              7,547
                                                                                 ---------          ---------
         Total current liabilities                                                  66,695             58,569
                                                                                 ---------          ---------

Deferred income taxes                                                               19,974             17,748
Other liabilities                                                                    3,103              3,612
Obligation under capital leases                                                        943              1,891
Long-term debt, excluding current installments                                      11,227             16,887
                                                                                 ---------          ---------
         Total liabilities                                                         101,942             98,707
                                                                                 ---------          ---------

Shareholders' equity:
     Preferred stock, par value of $.001 per share
         Authorized 5,000,000 shares; none issued                                        -                  -
     Common stock, par value of $.001 per share
         Authorized 20,000,000 shares; 12,447,414 shares issued and
         11,544,405 outstanding as of September 26, 2004; and 12,325,482 shares issued and 11,518,273 outstanding
         as of December 28, 2003                                                        12                 12
     Additional paid-in capital                                                    146,538            145,856
     Treasury stock; 903,009 shares at September 26, 2004                           (9,516)            (8,012)
         and 807,209 shares at December 28, 2003
     Deferred compensation related to restricted stock                                (542)              (892)
     Accumulated other comprehensive loss                                             (298)              (625)
     Retained earnings                                                              61,034             52,747
                                                                                 ---------          ---------
         Total shareholders' equity                                                197,228            189,086
                                                                                 ---------          ---------
                                                                                 $ 299,170          $ 287,793
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

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                            NINE MONTHS ENDED
                                                                                      -------------------------------
                                                                                      SEPTEMBER 26,     SEPTEMBER 28,
                                                                                          2004               2003
                                                                                      -------------     -------------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                            $  8,310          $  2,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                         9,724             7,519
     Gain on disposal of fixed assets                                                       (626)              (24)
     Gain on change in fair market value of derivative financial instrument                    -              (307)
     Deferred compensation related to restricted stock                                       350                 -
     Changes in assets and liabilities (excluding effects of acquired companies):
     (Increase) decrease in:
       Accounts receivable, net                                                            2,075             5,048
       Inventories                                                                           365              (235)
       Other current assets                                                                  330               813
       Other assets                                                                       (1,437)             (466)
     Increase (decrease) in:
       Accounts payable                                                                    2,999             3,100
       Accrued liabilities                                                                 3,770            (1,254)
       Income taxes, net                                                                   3,464             1,032
                                                                                        --------          --------
         Total adjustments                                                                21,014            15,226
                                                                                        --------          --------
     Net cash provided by operating activities                                            29,324            17,888
                                                                                        --------          --------

Cash flows from investing activities:
   Capital expenditures                                                                  (17,645)          (11,666)
   Proceeds from disposal of property and equipment                                        1,268                60
   Payments made in connection with acquisitions, net of cash acquired                    (1,912)           (7,872)
                                                                                        --------          --------
      Net cash used in investing activities                                              (18,289)          (19,478)
                                                                                        --------          --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    682               492
   Proceeds from term loan                                                                     -            30,000
   Purchase of treasury stock                                                             (1,504)           (8,012)
   Principal payments on long-term debt                                                   (5,660)           (3,782)
   Principal payments - capital leases                                                    (2,229)           (1,874)
                                                                                        --------          --------
Net cash provided (used) by financing activities                                          (8,711)           16,824
                                                                                        --------          --------

Net increase in cash and cash equivalents                                                  2,324            15,234

Cash and cash equivalents at beginning of period                                          15,486            10,027
                                                                                        --------          --------

Cash and cash equivalents at end of period                                              $ 17,810          $ 25,261
                                                                                        ========          ========

Supplemental disclosures of cash flow information:
   Cash paid or refunded during the period for:
     Interest                                                                           $  1,376          $  1,167
                                                                                        ========          ========
     Income taxes paid                                                                  $  2,028          $      -
                                                                                        ========          ========
     Income taxes refunded                                                              $  1,011          $      -
                                                                                        ========          ========
   Non-cash financing activities:
     Property and equipment additions resulting from capital leases                     $      -          $  3,375
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

      The Company operates in a single business segment - providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions including selling total loss and recovered theft vehicles.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      Unaudited interim financial statements reflect all adjustments necessary to fairly present results for the interim periods reported.

2.    INCOME TAXES

      Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by the Company.

3.    COMPUTATION OF EARNINGS (LOSS) PER SHARE

      The computation of basic earnings (loss) per share is made using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the number of additional shares that would have been outstanding if the dilutive common shares had been issued. The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                       --------------------------------       -----------------------------------
                                       SEPTEMBER 26,      SEPTEMBER 28,       SEPTEMBER 26,         SEPTEMBER 28,
                                            2004              2003                2004                   2003
                                       -------------      -------------       -------------         -------------
                                                       (dollars in thousands except per share amounts)
BASIC EARNINGS (LOSS) PER SHARE:
 Net income (loss)                        $ 3,354           $  (594)             $ 8,310                $ 2,662
 Average basic shares outstanding          11,513            11,516               11,532                 11,694
 Basic net income (loss) per share        $   .29           $  .(05)             $   .72                $   .23

DILUTED EARNINGS (LOSS) PER SHARE:
 Net income (loss)                        $ 3,354           $  (594)             $ 8,310                $ 2,662
 Average basic shares outstanding          11,513            11,516               11,532                 11,694
 Effect of dilutive securities:
   Stock options                              312                 -                  217                     77
   Restricted stock                            67                 -                   67                      -
 Average diluted shares outstanding        11,892            11,516               11,816                 11,771
 Diluted net income (loss) per share      $   .28           $  (.05)             $   .70                $   .23

4.    GOODWILL AND INTANGIBLES

      The Company performs its annual impairment test during the first quarter of each year. This year's annual impairment test did not indicate any impairment. Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at September 26, 2004 and December 28, 2003:

                                                             SEPTEMBER 26,    DECEMBER 28,
                                        ASSIGNED LIFE            2004             2003
                                        -------------        -------------    ------------
                                                        (dollars in millions)
Goodwill                                Indefinite               $137.5          $135.1
Covenants not to compete                5 to 15 years               1.9             2.1
                                                                 ------          ------
                                                                 $139.4          $137.2
                                                                 ======          ======

      Amortization expense for the nine months ended September 26, 2004 and September 28, 2003 was $0.4 million in 2004 and $0.3 million in 2003. This amount is included within selling, general and administration expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense is $0.6 million for each of the years 2004, 2005 and 2006, $0.4 million for 2007 and $0.2 million for 2008.

5.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      The Company, as a matter of policy, does not enter into derivative contracts for trading or speculative purposes. During the first quarter of 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations and to effectively fix its borrowing rate at 5.6%. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 5.6% and receives a LIBOR-based floating rate. At September 26, 2004, the entire swap agreement qualified for hedge accounting.

6.    COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (dollars in thousands):

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          ---------------------------------     -----------------------------
                                          SEPTEMBER 26,       SEPTEMBER 28,     SEPTEMBER 26,    SEPTEMBER 28,
                                              2004                2003              2004              2003
                                           ----------          -----------         -------           -------
Net earnings (loss)                        $    3,354          $      (594)        $ 8,310           $ 2,662
Other comprehensive income (loss)
    Change in fair value of interest rate
       swap agreement                              60                  276             530               (15)
    Income tax benefit (expense)                  (23)                (106)           (203)                4
                                           ----------          -----------         -------           -------
Comprehensive income (loss)                $    3,391          $      (424)        $ 8,637           $ 2,651
                                           ==========          ===========         =======           =======

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

      In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock grant program, shares of common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares received pursuant to the program. Restrictions limit the sale or transfer of these shares over a four-year period. The sale and transfer restrictions on shares received under the program vest at a rate of 25% per year or earlier, on the achievement of certain performance based goals. Upon issuance of shares of common stock under the plan, unearned compensation equivalent to the market value of the shares at the date of the grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2003, 66,500 restricted shares were granted. Compensation expense in 2003 was less than $0.1 million and $0.4 million for the nine months ended September 26, 2004. Compensation expense was accelerated by $0.2 million in the nine months ended September 26, 2004. There were no forfeitures of restricted shares in 2003 and 2004.

      The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to the measurement of stock-based employee compensation relating to stock options and restricted stock, including straight-line recognition of compensation costs over the related vesting periods for fixed awards:

                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                    ----------------------------------       ------------------------------------
                                    SEPTEMBER 26,        SEPTEMBER 28,       SEPTEMBER 26,          SEPTEMBER 28,
                                         2004                2003                2004                  2003
                                    -----------------------------------------------------------------------------
                                                   (dollars in thousands except per share amounts)
Net earnings (loss) as reported      $     3,354          $      (594)        $      8,310           $     2,662
Add: Stock-based employee
    compensation expense
    included in reported net
    earnings (loss), net of
    related tax effects                      142                    -                  212                     -
                                     -----------          -----------         ------------           -----------
Deduct: Total stock-based
    employee compensation
    expense determined under
    the fair value based method
    for all awards, net of
    related tax effects                     (766)                (388)              (2,029)               (1,252)
                                     -----------          -----------         ------------           -----------
Pro forma net earnings (loss)        $     2,730          $      (982)        $      6,493           $     1,410
                                     ===========          ===========         ============           ===========

Earnings (loss) per share:
     Basic - as reported             $       .29          $      (.05)        $        .72           $       .23
                                     ===========          ===========         ============           ===========
     Basic - pro forma               $       .24          $      (.09)        $        .56           $       .12
                                     ===========          ===========         ============           ===========
     Diluted - as reported           $       .28          $      (.05)        $        .70           $       .23
                                     ===========          ===========         ============           ===========
     Diluted - pro forma             $       .23          $      (.09)        $        .55           $       .12
                                     ===========          ===========         ============           ===========

8.    RELATED PARTY TRANSACTION

      The Company leases certain properties from a recently resigned member of its Board of Directors (the "Related Party"). The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. In the third quarter of 2004 and 2003, the Company incurred $0.7 million and $0.9 million, respectively, in costs to upgrade properties owned by the Related Party. A portion of the investment to upgrade these facilities has been funded by the Related Party. The Company agreed to modify its future lease payments to take into consideration the costs to be funded by the Related Party. The total amount of all future rent payments related to the Related Party's funding is $2.8 million. The Company also initiated a temporary lease agreement in March 2004 to expand the amount of property available at one of the leased facilities. The temporary lease agreement does not have a specified term, can be terminated by either party upon 30 days written notice, and has an annual rental of less than $0.1 million.

9.    COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities and certain equipment under operating and capital leases. During the first three quarters of 2004, the Company entered into a number of operating leases, including a lease for its principal corporate office space.

      In April 2004, the Company entered into a new lease agreement for 38,000 square feet of space for use as its corporate offices in Westchester, Illinois. This lease commenced in September 2004 and expires in August 2016. The total future rent obligation associated with this new lease is $10.3 million. The Company used an allowance totaling $1.9 million from the lessor for the build-out of the office space. The Company does not expect rent expense related to its corporate office to increase as a result of this move.

      As of September 26, 2004, the Company had not entered into any capital leases in the current year.

10.   ACQUISITIONS AND DIVESTITURES

      In the third quarter of 2004, the Company acquired Mid-South Salvage LLC located in Jackson, Mississippi. The acquisition leverages the Company's existing regional coverage in this market. The acquisition was accounted for using the purchase method of accounting. The results of operations of this acquisition are included in the Company's condensed consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $1.9 million, of which 72% is related to goodwill.

      In the third quarter of 2004, the Company sold its West Bridgewater, Massachusetts facility to Harvey Industries, Inc., a Massachusetts corporation, for $1.1 million in cash. The Company recorded a gain on the sale of the West Bridgewater facility of $0.3 million, net of taxes.

11.   TREASURY STOCK

      The Company records treasury stock purchases using the cost method of accounting. In the third quarter of 2004, the Company repurchased 95,800 shares of common stock at an average price of $16.17 per share and a total cost of $1.5 million. The Company did not repurchase any shares during the first and second quarters of 2004.

12.   ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following as of September 26, 2004 and December 28, 2003:

                                                 SEPTEMBER 26, 2004         DECEMBER 28, 2003
                                                 ------------------         -----------------
                                                    (Unaudited)
                                                             (dollars in thousands)
Unbilled receivables                                   $ 34,624                   $35,188
Trade accounts receivable                                12,602                    12,787
Other receivables                                           304                     1,213
                                                       --------                   -------
                                                         47,530                    49,188
Less allowance for doubtful accounts                       (698)                     (813)
                                                       --------                   -------
                                                       $ 46,832                   $48,375
                                                       ========                   =======

      Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and proceeds to be collected from both insurance companies and buyers.

13.   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at September 26, 2004 and December 28, 2003:

                                                 SEPTEMBER 26, 2004         DECEMBER 28, 2003
                                                 ------------------         -----------------
                                                    (Unaudited)
                                                             (dollars in thousands)
Land                                                  $  7,662                $   7,582
Buildings and improvements                              10,536                   11,506
Equipment                                               45,629                   39,302
Leasehold improvements                                  49,293                   38,304
                                                      --------                ---------
                                                       113,120                   96,694
Less accumulated depreciation and amortization         (45,254)                 (36,507)
                                                      --------                ---------
                                                      $ 67,866                $  60,187
                                                      ========                =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may, will, should, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms, or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publish, update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

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

      The Company has grown primarily through a series of acquisitions and opening of new sites to now include 77 sites. In January 2004, the Company established a new facility in Tucson, Arizona. In July 2004, the Company acquired Mid-South Salvage LLC located in Jackson, Mississippi and established a new facility in El Paso, Texas.

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

RESULTS OF OPERATIONS

Three Months Ended September 26, 2004 Compared to the Three Months Ended September 28, 2003

      Revenues were $60.8 million for the three months ended September 26, 2004, up from $49.1 million for the same three month period in 2003. Fee income in the third quarter increased 32% to $53.2 million, versus $40.3 million in the third quarter of last year. This increase was due to the Company's continued shift away from the purchase agreement method of sale, more favorable pricing and an increase in volumes sold. Vehicles sold under the purchase agreement method accounted for 4% of the total vehicles sold in the third quarter of 2004, versus 5% for the same quarter last year.

      Cost of sales increased $5.7 million to $46.4 million for the three months ended September 26, 2004, versus $40.7 million for the same period last year. Vehicle cost of $6.2 million was $1.1 million less than the $7.3 million incurred in the third quarter of 2003. This decrease was primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $40.2 million increased $6.8 million from $33.4 million for the same period last year. This increase was primarily the result of higher volumes of vehicles processed for the quarter and higher per unit tow costs, along with the impact of new branches opened in 2003 and 2004.

      Gross profit increased 71% to $14.4 million for the three months ended September 26, 2004, from $8.4 million for the comparable period in 2003. Gross profit margin increased to 24% for the three months ended September 26, 2004, from 17% for the comparable period in 2003.

      Selling, general and administrative expense of $9.2 million increased $1.5 million, or 19%, from the $7.7 million of expense incurred during the third quarter of last year. This increase is primarily due to performance-based bonus accruals, cost related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, and higher depreciation on the Company's new information technology system. Excluding these items, selling, general and administrative expenses decreased in the third quarter of 2004 compared to the same period last year. Amortization of intangible assets is now included within this category of expense and amounted to $0.2 million in the third quarter of 2004 and $0.1 million in the third quarter of 2003.

      There were no business transformation costs for the three months ended September 26, 2004 compared to $1.2 million in the same period last year. Business transformation costs included expenses related to data base conversions, training and other activity related to the roll out of the Company's new information technology system.

      Interest expense decreased to $0.4 million for the three months ended September 26, 2004, from $0.5 million for the comparable period in 2003. Included in interest expense for the three months ended September 28, 2003 was a non-cash benefit of $0.3 million related to the change in fair value of the Company's interest rate swap agreement.

      Gain on the sale of property and equipment increased $0.6 million for the three months ended September 26, 2004 from the comparable period in 2003, due primarily to the gain recognized on the sale of the West Bridgewater, Massachusetts facility.

      The Company's effective income tax rate was 37.8% and 41.5% in 2004 and 2003, respectively.

Nine Months Ended September 26, 2004 Compared to the Nine Months Ended September 28,2003

      Revenues were $178.0 million for the nine months ended September 26, 2004, up from $158.5 million for the nine month period ended September 28, 2003. Fee income increased to $155.1 million, versus $126.2 million for the nine month period ended September 28, 2003. This increase was due to the Company's continued shift away from the purchase agreement method of sale, more favorable pricing and an increase in volumes sold. Vehicles sold under the purchase agreement method accounted for 4% of the vehicles sold in the first nine months of 2004, versus 6% for the same period last year.

      Cost of sales increased $9.8 million to $137.6 million for the nine months ended September 26, 2004, versus $127.8 million for the same period last year. Vehicle cost of $19.4 million was $9.1 million less than last year's amount of $28.5 million. This decrease was primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $118.2 million increased $18.9 million from $99.3 million for the same period last year. This increase was primarily the result of additional operating costs related to new branch facilities.

      Gross profit increased 31% to $40.4 million for the nine months ended September 26, 2004, from $30.8 million for the comparable period in 2003. Gross profit margin increased to 23% for the nine months ended September 26, 2004, from 19% for the comparable period in 2003.

      Selling, general and administration expense of $26.1 million increased 16% from last year's amount of $22.4 million. This increase is primarily due to performance-based bonus accruals, cost related to Sarbanes-Oxley compliance, and depreciation on the Company's new information technology system. Amortization of intangible assets is now included within this category of expense and amounted to $0.4 million in 2004 and $0.3 million in 2003.

      There were no business transformation costs for the nine months ended September 26, 2004 compared to $2.9 million in the same period last year. Business transformation costs included expenses related to database conversions, training and other activity related to the roll out of the Company's new information technology system.

      Interest expense of $1.2 million for the nine months ended September 26, 2004, increased $0.1 million from $1.1 million for the comparable period in 2003.

      Gain on the sale of property and equipment increased $0.5 million to $0.6 million for the nine months ended September 26, 2004, from $0.1 million for the comparable period in 2003, due primarily to the gain recognized on the sale of the West Bridgewater, Massachusetts facility.

      The Company's effective income tax rate was 39.5% and 41.2% in 2004 and 2003, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      At September 26, 2004, the Company had current assets of $80.6 million, which included $17.8 million of cash and cash equivalents. Current liabilities were $66.7 million. The Company had working capital of $14.0 million at September 26, 2004, an $8.0 million decrease from December 28, 2003.

      At September 26, 2004, the Company's long-term debt, including current installments, consisted of $18.8 million borrowed under its term credit facility. The term credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan is required be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.

      On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. At September 26, 2004, the Company was in compliance with its credit agreement covenants.

      Other long-term liabilities include the fair market value on the Company's interest rate swap along with the Company's post-retirement benefits liability that relates to the acquisition of USC in 1994. The amount recorded at September 26, 2004 for the post-retirement benefits liability was approximately $2.6 million.

      Capital expenditures were $17.6 million for the nine months ended September 26, 2004. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to the Company's new information technology system.

      The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. In the first half of 2003, the Company purchased 807,209 shares pursuant to this authorization at an average price of $9.93 per share, or a total amount of $8.0 million. During the third quarter of 2004, the Company purchased 95,800 shares pursuant to this authorization at an average price of $16.17 per share.

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

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. The Company believes the critical accounting policies that require significant judgments and estimates are related to goodwill, deferred income taxes, and long-lived assets. For further information regarding these policies, please refer to the Company's Form 10-K for the year ended December 28, 2003.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

      With the exception of its lease obligations, the Company's contractual obligations have not changed materially since last reported. In April 2004, the Company entered into a new lease agreement for 38,000 square feet of space for use as its corporate offices in Westchester, Illinois. This lease commenced in September 2004 and expires in August 2016. The Company used an allowance totaling $1.9 million from the lessor for the build-out of the office space. The Company does not expect rent expense related to its corporate office to increase as a result of this move.

      The minimum future rent obligation associated with this new lease is as follows:

                                                    LEASE OBLIGATION
                                                    ----------------
                                                 (dollars in thousands)
2004                                                   $     130
2005                                                         389
2006                                                         528
2007                                                         816
2008                                                         844
Thereafter                                                 7,602
                                                       ---------
                                                       $  10,309
                                                       =========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding an $18.8 million term loan. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At September 26, 2004, the interest rate swap agreement had a notional amount of $18.8 million on which the Company paid a fixed rate of interest of 5.6% and received a LIBOR-based floating rate. At September 26, 2004, the entire swap agreement qualified for hedge accounting. The Company believes that its exposure to adverse changes in interest rates is not significant.

ITEM 4. CONTROLS AND PROCEDURES

a.    Evaluation of Disclosure Controls and Procedures

      The Company completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide them reasonable assurances that the information required to be disclosed in the reports the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

b.    Changes in Internal Controls Over Financial Reporting

      During the period covered by this report, there were no significant changes to the Company's internal controls over financial reporting or in other factors that could materially affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. While there were no significant changes to the internal controls, the Company completed the implementation of a new enterprise-wide application to manage the salvage and auction process in the fourth quarter of 2003. The Company continues to enhance this application, which could materially affect its internal controls over financial reporting.

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

      As of September 26, 2004, the Company had purchased 903,009 shares of common stock pursuant to Board authorization at an average price of $10.59 per share. The maximum number of shares that may yet be purchased under the plan is 1,346,991. The Company repurchased 95,800 shares during the third quarter of 2004. The Company records treasury stock purchases using the cost method of accounting. The following table reflects all purchases of equity securities by the Company during each month of the third quarter of 2004.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                  (c) TOTAL NUMBER OF       (d) MAXIMUM
                (a) TOTAL                         SHARES PURCHASED AS       NUMBER OF SHARES
                NUMBER OF         (b) AVERAGE     PART OF PUBLICLY          THAT MAY YET BE
                SHARES            PRICE PAID      ANNOUNCED PLANS OR        PURCHASED UNDER THE
PERIOD          PURCHASED         PER SHARE       PROGRAMS (1)              PLANS OR PROGRAMS
------          ---------         ---------       ----------------------    -------------------
THIRD QUARTER 2004

July               27,000           $15.99              834,209                  1,415,791

August             68,800           $16.24              903,009                  1,346,991

September               0           $    0                    0                  1,346,991
                   ------           ------              -------                  ---------

Total 2004         95,800           $16.17              903,009                  1,346,991

      (1) The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. The Company's repurchase plan expires upon the repurchase of all authorized shares.

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

                                 INSURANCE AUTO AUCTIONS, INC.

Date: November 5, 2004           By: /s/ Scott P. Pettit
                                    ---------------------------------
                                 Name: Scott P. Pettit
                                 Title: Senior Vice President and Chief
                                        Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.