Form 10-K
period 2004-12-26
INSURANCE AUTO AUCTIONS, INC
filed 2005-03-14
CIK 880026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004

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

                    TWO WESTBROOK CORPORATE CENTER, SUITE 500
                           WESTCHESTER, ILLINOIS 60154
                                 (708) 492-7000
   (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                             ----------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      The aggregate market value of Registrant's voting stock, based on the closing price of the Registrant's Common Stock as of June 27, 2004, was approximately $83,549,809. For purposes of this calculation, the Registrant's directors, executive officers and 5% shareholders have been assumed to be affiliates. As of March 1, 2005, the Registrant had outstanding 11,853,123 shares of common stock, $0.001 par value.

================================================================================

                          INSURANCE AUTO AUCTIONS, INC.

                                    FORM10-K

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.
Item 1.    Business...............................................................................    3
Item 2.    Properties.............................................................................   13
Item 3.    Legal Proceedings......................................................................   13
Item 4.    Submission of Matters to a Vote of Security Holders....................................   14

PART II.
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters
           and Issuer Purchases of Equity Securities..............................................   15
Item 6.    Selected Financial Data................................................................   16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..   17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.............................   22
Item 8.    Financial Statements and Supplementary Data............................................   23
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   23
Item 9A.   Controls and Procedures................................................................   23

PART III.
Item 10.   Directors and Executive Officers of the Company........................................   25
Item 11.   Executive Compensation.................................................................   27
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................   31
Item 13.   Certain Relationships and Related Transactions.........................................   33
Item 14.   Principal Accountant Fees and Services.................................................   33

PART IV.
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   35

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

RECENT ANNOUNCEMENT OF MERGER

      On February 22, 2005, the Company entered into a merger agreement ("Merger Agreement") pursuant to which the company will be merged with an affiliate of Kelso & Company, L.P., a New York-based equity investment firm (the "Merger") that specializes in acquisition transactions ("Kelso").

      Pursuant to the Merger Agreement, each outstanding share of company common stock will be exchanged for the right to receive $28.25 in cash, without interest. The acquisition will be subject to a number of conditions, including shareholder approval and approval by regulatory authorities in the United States. The Company's shareholders are expected to vote on the proposed acquisition in June 2005.

      Pending the satisfaction of the conditions mentioned above and others included in the Merger Agreement, IAAI and Kelso expect the acquisition of the Company to be complete by June 15, 2005, although there are no assurances the Merger will close at that time or at any other time.

      Information contained in this Annual Report, especially forward looking information, should be read in light of the Merger.

OVERVIEW

      Insurance Auto Auctions, Inc., together with its subsidiaries, provides insurance companies and other vehicle suppliers cost-effective salvage processing solutions. In an accident, theft or other claims adjustment process, insurance companies typically take possession of a vehicle because (i) based on economic and customer service considerations, the vehicle has been classified as a "total loss" and the insured replacement value has been paid rather than the cost of repair or (ii) a stolen vehicle is recovered after the insurance company has settled with the insured. The Company generally sells these salvage and theft-recovered vehicles at live or closed bid auctions on a competitive-bid basis at one of the Company's facilities, or via the internet through proxy or live internet bidding.

      The Company processes salvage vehicles primarily under two methods: fixed fee or percentage of sale consignment. Under the fixed fee consignment and percentage of sale consignment methods, the Company sells vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, the Company generally conducts either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, the Company generally charges its fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. The Company still processes a small percentage of vehicles under the purchase method. Under the purchase method, the Company generally purchases vehicles from the insurance companies upon clearance of title, under financial terms determined by agreement with the insurance company supplier, and then resells these vehicles for the Company's own account at the Company's auctions. Under all methods of sale, the Company also charges the buyer of each vehicle various buyer-related fees.

      The Company has grown through the acquisition of additional auto salvage pool operations and opening of new facilities in strategic locations, resulting in a network of 78 sites in 32 states as of March 1, 2005. A majority of the vehicles currently processed by the Company are sold under the fixed fee and percentage of sale consignment arrangements. In 2004, 68% of the vehicles processed by the Company were sold under the fixed fee consignment method, 28% were sold under the percentage of sale consignment method, and 4% were sold under the purchase agreement method.

      The Company obtains the majority of its supply of vehicles from insurance companies and smaller quantities from non-insurance company suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of the Company's revenues. In 2004, vehicles supplied by the Company's three largest suppliers accounted for approximately 37% of the Company's unit sales. The largest suppliers, State Farm Insurance, Zurich Insurance, and GEICO accounted for approximately 16%, 11%, and 10%, respectively, of the Company's 2004 unit sales.

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

FIXED FEE CONSIGNMENT SALE METHOD

      In 2004 and 2003, the percentage of vehicles processed by the Company that were sold under the fixed fee consignment sale method was approximately 68% and 52%, respectively. Under this sale method, the Company charges fees to the insurance company supplier for specific services. These fees typically include a salvage sales fee plus towing, title processing and storage fees. With this method of sale, the Company acts as an agent for the insurance company, arranges for the salvaged vehicle to be towed to its facility and processes it for sale. Because the Company never takes ownership of the vehicle, the Company's revenues per vehicle from consignment sales are received only from these fixed fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the fixed fee consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where the Company's revenue is principally comprised of the sale price of the vehicle.

PERCENTAGE OF SALE CONSIGNMENT METHOD

      In 2004 and 2003, the percentage of vehicles processed by the Company that were sold under the percentage of sale consignment method was approximately 28% and 42%, respectively. Pursuant to this method of sale, the Company acts as an agent for the insurance company and receives a negotiated percentage of the vehicle's selling price. As an agent, the Company arranges for the salvaged vehicle to be towed to its facility and processes it for sale for a fee based on a percentage of sales price. The percentage of sale consignment method provides suppliers with a potentially greater upside as the Company's fees are tied to selling prices and, thus, the salvage supplier has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. Because the Company never takes ownership of the vehicle, the Company's revenues per vehicle from percent of sale consignment sales are generated from these sales fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the percentage of sales consignment method is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where the Company's revenue is principally comprised of the sale price of the vehicle.

PURCHASE METHOD

      In 2004 and 2003, the percentage of vehicles processed by the Company that were sold under the purchase method of sale was approximately 4% and 6%, respectively. Under the purchase method of sale, the Company purchases total-loss and recovered theft vehicles. The purchases are customized, but typically require the Company to pay a fixed price or a specified percentage of a vehicle's actual cash value, or ACV, which is equal to the estimated pre-accident fair value of the vehicle. ACV for any given vehicle depends on the vehicle's age and condition. The Company assumes the risk of market price variation for vehicles sold under a purchase method, and therefore, works to enhance the value of purchased vehicles in the selling process. Because the Company's purchase price is fixed, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase method. Revenue recorded from the sale of a purchase vehicle represents the actual selling price of the vehicle. The cost of the vehicle under this method is reflected in the vehicle cost line of cost of sales.

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

      I-bid LIVE is the Company's live auction Internet bidding solution that enables buyers to join live auctions through any Internet-enabled computer and bid in real time along with the live local bidders and other Internet bidders. From the Bidders's screen, buyers can view images of vehicles and listen to the live call of the auctioneer -- just as the auction is happening. I-bid LIVE helps buyers use time more efficiently by allowing them to "virtually" attend many auctions over a broad region without having to leave their office.

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

      Continued Market Penetration Through Acquisitions

      Since the Company's initial public offering in November 1991, the Company has acquired additional salvage pool operations across the United States to offer better national coverage to its insurance company suppliers. As of March 1, 2005, the Company operated 78 sites in 32 states.

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

      Additional Services

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

      In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, the Company also offers services intended to increase the net amount of salvage sale proceeds received by suppliers while also reducing the time required to receive net proceeds. The Company seeks to become an integral part of its suppliers' salvage processes, and it views such mutually beneficial relationships as an essential component of its effort to attract and retain suppliers.

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

      The Company sells the majority of its vehicles through live auctions and maintains databases that contain information regarding over 38,500 registered buyers. No single buyer accounted for more than 5% of the Company's revenue in 2004, highlighting the diversity of the Company's buyer base. The Company generally accepts cash, money orders, cashier's checks, wire transfers and pre-approved checks for purchased vehicles. Vehicles are sold "as is" and "where is." In advance of an auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually available at the auction facility or online on the Company's Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on the Company's Web site at www.iaai.com.

COMPETITION

      The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other national and regional salvage pools. The Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

GOVERNMENTAL REGULATION

      The Company's operations are subject to regulation, supervision and licensing under various federal, state and local agencies, statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which the Company operates. Changes in law or governmental regulations or interpretations of existing law or regulations can result in increased costs, reduced salvage vehicle prices and decreased profitability for the Company. In addition to the regulation of sales and acquisitions of vehicles, the Company is also subject to various local zoning requirements with regard to the location of its auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on the Company's operating results and financial condition. See "Factors That May Affect Future Results."

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

EMPLOYEES

      At March 1, 2005, the Company employed 923 full-time persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

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

      Period Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the ACV of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less-damaged vehicles would have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and the Company's operating results may vary significantly due to its relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will fall below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

      Competition. The Company faces intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other national and regional salvage pools. The Company may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to the Company. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as the Company, they may in the future decide to dispose of their salvage directly to end users. The Company may not be able to compete successfully against current or future competitors, which could impair its ability to grow and achieve or sustain profitability.

      Dependence on Key Insurance Company Suppliers. Historically, a limited number of insurance companies has accounted for a substantial portion of the Company's revenues. For example, in 2004, vehicles supplied by the Company's three largest suppliers accounted for approximately 37% of the Company's total unit sales. The largest suppliers, State Farm Insurance, Zurich Insurance, and GEICO, accounted for approximately 16%, 11%, and 10%, respectively, of the Company's unit sales. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements that these suppliers have with the Company, could have a material adverse effect on the Company's operating results, financial condition and quantity or quality of inventory.

      Dependence on Information and Technology Systems. The Company's ability to provide cost-effective salvage vehicle processing solutions to the Company's customers depends in part on the Company's ability to effectively utilize technology to provide value-added services to the Company's customers. The Company has implemented a new web-based operating system, which allows the Company to offer hybrid internet/live auctions and to provide vehicle tracking systems and real-time status reports for the Company's insurance company customers' benefit. The Company's ability to provide the foregoing services depends on the Company's capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade our information processing capabilities. As the Company continues to grow, the Company will need to continue to make investments in new and enhanced information and technology systems. Interruption or loss of the Company's information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on the Company's operating results and financial condition. As the Company's information system providers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into the Company's business. Although the Company has experienced no significant breaches of the Company's network security by unauthorized persons, the Company's systems may be subject to infiltration by unauthorized persons. If the Company's systems or facilities were infiltrated and damaged by unauthorized persons, there could be a significant interruption to the Company's ability to provide many of the Company's electronic and web-based services to the Company's customers. If that were to occur, it could have a material adverse effect on the Company's operating results and financial condition.

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

      Expansion and Integration of Facilities. The Company seeks to increase sales and profitability through acquisition of other salvage auction facilities, new site expansion and the increase of salvage vehicle volume at existing facilities. The Company may not be able to continue to acquire new facilities or add additional facilities on terms economically favorable to the Company, or at all, or increase revenues at newly acquired facilities above levels realized prior to acquisition. The Company's ability to achieve these objectives is dependent on, among other things, the integration of new facilities, and their information systems, into its existing operations, the identification and lease of suitable premises, and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund the expansion and integration of the Company's business. Any delays or obstacles in this integration process could have a material adverse effect on the Company's operating results and financial condition. Furthermore, the Company has limited sources of additional capital available for acquisitions, expansions and start-ups. The Company's ability to integrate and expand its facilities will depend on its ability to identify and obtain additional sources of capital. In the future, the Company will also be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. The failure to improve these systems on a timely basis and to successfully expand, train and manage the Company's work force could have a material adverse effect on the Company's operating results and financial condition.

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

      Sarbanes-Oxley Act Compliance. During the Company' third fiscal quarter 2004, the Company retained the services of Jefferson Wells International to assist the Company in complying with the requirements of Section 404 (c) of the Sarbanes Oxley Act of 2002 ("Section 404 (c)"). Pursuant to Section 404 (c), the Company's management must (i) establish and maintain adequate internal control over its financial reporting; (ii) identify the framework used by management to evaluate the effectiveness of those controls; (iii) assess and attest to the effectiveness of those controls; and (iv) provide an attestation by the Company's independent auditors as to management's assessment of its internal controls over financial reporting. In order to comply with Section 404(c), the Company has to date incurred significant costs and anticipates further significant financial expenditures and strain on managerial resources in its compliance efforts. Though the Company expects to fully comply with the requirements of Section 404 (c), it cannot be certain that it will do so in the prescribed time or that it will be able to do so without further significantly impacting its operations. The failure of the Company to comply with Section 404(c) and complete its assessment of its internal controls in the prescribed time and obtain from its independent auditors an attestation to management's assessment of the effectiveness of its internal controls over financial reporting could have a material adverse affect on the Company's business or stock price.

ITEM 2. PROPERTIES.

      The Company's principal administrative, sales, marketing and support functions are located in Westchester, Illinois. The lease on the office space in Westchester expires on August 31, 2016. The Company and its subsidiaries also lease approximately 67 properties in Alabama, Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company owns 11 properties located in Illinois, Kansas, Michigan, New Mexico, New York, Oklahoma, South Carolina and Texas. All of these properties are used primarily for auction and storage purposes consisting on average of approximately 21 acres of land. Management believes that the Company's properties are adequate for its current needs and that suitable additional space will be available on reasonably acceptable terms as required.

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

      In its lawsuit, the Company seeks to recover from Emery and Tennessee Technical Services for negligence, trespass, and negligent maintenance of the aircraft. The Company also filed suit against the Spences, alternatively, seeking to recover from the Spences for breach of provisions in the Company's lease requiring that they as landlord either pay for or share the cost of remediation of hazardous wastes. The Spences filed a cross-complaint against the Company alleging breach of contract. On October 6, 2004, the Company entered into a Settlement and Arbitration Agreement with the Spences whereby each dismissed, without prejudice, its claims against the other. The Agreement provides for settlement of several unrelated disputes that the parties had with one another and for the further arbitration of claims related to the crash should the Company be unsuccessful in its on-going suit against Emery and Tennessee Technical Services. The Company has and anticipates that it will continue to incur substantial legal fees and costs in its efforts to recover its losses, and there is no guarantee that the Company will be successful.

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

      On October 3, 2003, the Company received further notice from King County that it had extended an offer to purchase the Woodinville site from Waterman Properties and that, if the offer was accepted, the Company would be expected to enter into a lease arrangement with King County until such time as King County directed it to vacate the facility. The notice stated that the Company would be entitled to at least ninety (90) days notice prior to being required to vacate. In an open house meeting on December 1, 2003, King County announced that it expected all property owners and tenants to vacate the proposed water treatment site no later than the end of 2004. The Company never received formal notice of this timeline from King County; instead, the Company was advised of the timeline from counsel who attended the open house meeting.

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

      Under the Company's lease with Waterman Properties, the Company is entitled to the value of its leasehold improvements invested in the property. There is currently a dispute between the Company and Waterman Properties regarding how to value the improvements made to the Woodinville facility. On March 4, 2004, the Company filed a lawsuit in Snohomish County Superior Court against King County and Waterman Properties asking the Court to appoint a receiver to manage a portion of the funds (up to $1.5 million) that Waterman Properties might receive from King County and to award the Company a portion of the condemnation award in an amount equal to the value of its leasehold improvements. The outcome of this action is uncertain at this time.

      Since that date, the Company began searching for an alternate location on which to relocate, believing that in all likelihood it would be required to vacate the Woodinville facility by year's end. On November 16, 2004 the Company entered into a new lease for property located in Tukwila, Washington. Simultaneously, the Company negotiated a settlement with King County whereby the Company terminated its lease with Waterman Properties and dismissed its complaint against King County to permit the sale and purchase of the Woodinville property. The settlement further provided for $900,000 of the purchase price to be placed into escrow for payment of any judgment that might be awarded in the Company's on-going suit against Waterman Properties. The outcome of this action remains uncertain at this time. At year end, the Company exited the Woodinville facility and the Company wrote off its leasehold improvements of approximately $991,000. The Company expects to recover approximately $375,000 of which $200,000, that was recorded in 2004 as a reduction of the loss, is for branch re-establishment and $175,000 is for relocation of inventory.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter ended December 26, 2004.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's common stock is traded on The Nasdaq National Market under the symbol IAAI. The following table sets forth the range of high and low sales prices per share for the Company's common stock for the periods indicated. At March 1, 2005, the Company had 594 holders of record of its common stock, approximately 1,537 beneficial owners and 11,853,123 shares outstanding.

                      FISCAL 2004             FISCAL 2003
                      -----------             ------ ----
                    HIGH        LOW         HIGH       LOW
                   ------      ------      ------     ------
First Quarter      $15.37      $13.05      $17.05     $ 8.64

Second Quarter      16.56       13.64       14.85      10.94

Third Quarter       17.79       15.18       14.80      10.70

Fourth Quarter      22.78       17.00       14.85      10.95

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

      The Company records treasury stock purchases using the cost method of accounting. In the first and second quarters of 2004, the Company did not repurchase any shares. During the third quarter of 2004, the Company repurchased 95,800 shares and in the fourth quarter the Company repurchased 3,471 shares. In the last two years, the Company has repurchased 906,480 shares of its common stock at an average price of $10.63 per share and a total cost of $9.6 million.

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                 (c) TOTAL NUMBER OF          (d) MAXIMUM
                   (a) TOTAL                     SHARES PURCHASED AS           NUMBER OF
                   NUMBER OF     (b) AVERAGE      PART OF PUBLICLY       SHARES THAT MAY YET BE
                    SHARES       PRICE PAID      ANNOUNCED PLANS OR       PURCHASED UNDER THE
    PERIOD         PURCHASED      PER SHARE          PROGRAMS(1)           PLANS OR PROGRAMS
--------------     ---------     -----------     -------------------     ----------------------
First quarter              -     $         -                 -                1,442,791
Second Quarter             -               -                 -                1,442,791
Third Quarter         95,800           16.17            95,800                1,346,991
Fourth quarter         3,471           21.75             3,471                1,343,520

(1)The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of December 26, 2004, the Company had purchased 906,480 shares pursuant to this authorization at an average price of $10.63 per share. The repurchase authorization expires upon the repurchase of all authorized shares.

                      EQUITY COMPENSATION PLAN INFORMATION
                          YEAR ENDED DECEMBER 26, 2004

                                                                                       NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                  BE ISSUED UPON EXERCISE      EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                  OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-------------                     -----------------------    --------------------    -------------------------
                                            (a)                      (b)                        (c)
Equity compensation plans
approved by security holders
(2003 Stock Incentive Plan)                487,586                 $  14.23                  130,323

Equity compensation plans
approved by security holders
(Amended and Restated 1991
Stock Option Plan)                       1,248,266                 $  13.25                        -

Equity compensation plans not
approved by security holders
(1995 Supplemental Plan)                     9,640                 $   9.64                   39,390

     Total                               1,745,492                 $  13.50                  169,713

ITEM 6. SELECTED FINANCIAL DATA.

      The tables below summarize the selected consolidated financial data of the Company as of and for each of the last five fiscal years. This selected financial information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The statement of earnings data for 2004, 2003 and 2002 and the balance sheet data as of December 26, 2004 and December 28, 2003 below have been derived from the Company's Consolidated Financial Statements included elsewhere herein that have been audited by KPMG LLP, independent certified public accountants, whose report is also included herein. The income statements data for 2001 and 2000 and balance sheet data for 2002, 2001 and 2000 is derived from audited consolidated financial statements not included herein.

                                             2004          2003            2002        2001        2000
                                          ----------    ----------       ---------   ---------   --------
                                                      (in thousands, except per share amounts)
Selected Statement of Earnings Data:

Revenues                                  $  240,179    $  209,650       $ 234,197   $ 292,990   $333,176
Earnings (loss) from operations               20,909         5,011           7,530      (5,209)    17,894
Net earnings (loss)                           12,265         2,332           4,008      (4,360)    10,489
Earnings (loss) per share - diluted             1.04           .20             .32        (.37)       .88
Weighted average common
   shares - diluted                           11,814        11,732          12,531      11,940     11,950

                                             2004          2003            2002        2001        2000
                                          ----------    ----------       ---------   ---------   --------
                                                                     (in thousands)
Selected Balance Sheet Data:

Working capital                           $   16,881    $   25,159       $  27,058   $  29,683   $ 55,090
Total assets                                 305,460       287,793         259,650     278,204    265,707
Long-term debt, excluding
   current installments                        9,375        16,887              59         103     20,141
Total shareholders' equity                $  202,651    $  189,086       $ 194,102   $ 188,994   $187,741

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

      The following discussion and analysis should be read in conjunction with the Selected Financial Data, the consolidated financial statements and notes thereto and the Factors That May Effect Future Results appearing elsewhere in this Report.

ACQUISITIONS AND NEW OPERATIONS

      Since its initial public offering in 1991, the Company has grown through a series of acquisitions and opening of new sites to include 78 sites as of March 1, 2005. In 2004, the Company acquired a branch in Jackson Mississippi and also opened new operations in Tucson, Arizona; El Paso, Texas; and Lincoln, Illinois

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 26, 2004 COMPARED TO THE YEAR ENDED DECEMBER 28, 2003

      Revenues increased 15% to $240.2 million for the year ended December 26, 2004, from $209.7 million in 2003. The increase in revenues was primarily due to a higher volume of vehicles sold and a higher average selling price for vehicles sold at auction. The $8.5 million or 21% decline in vehicle sales is primarily related to the Company's shift away from vehicles sold under the purchase method. Vehicles sold under the purchase method accounted for less than 4% of the total vehicles sold in 2004, versus approximately 6% in 2003. Fee income for 2004 increased 23% to $208.7 million versus $169.7 million in 2003. Fee income increased primarily due to higher unit volumes.

      Cost of sales increased $13.5 million to $184.0 million for the year ended December 26, 2004, versus $170.5 million for last year. Vehicle cost of $26.7 million decreased $8.6 million in 2004 from $35.3 million in 2003. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase method. Branch cost of $157.3 million increased $22.1 million in 2004 from $135.2 million in 2003. Branch cost includes tow, office and yard labor, occupancy, depreciation and other costs inherent in operating the branch. New branches opened in 2004 account for approximately $1.7 million of additional branch costs. Excluding the impact of new branches, branch costs increased $20.4 million primarily due to increased volumes and increases in towing, performance-based bonus, and insurance expense.

      Gross profit of $56.2 million for the year ended December 26, 2004 increased $17.0 million, or 43%, from $39.2 million for 2003.

      Selling, general and administrative expense of $35.0 million in 2004 was $4.8 million more than the expense of $30.2 million in 2003. This increase was primarily due to performance-based bonus expense, costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, and higher depreciation expense associated with the implementation of the Company's new information technology system. Professional services related to the audit and the compliance with Sarbanes-Oxley was $1.9 million in 2004. Amortization of intangible assets is now included within this category of expense and amounted to $0.6 million in 2004 and $0.5 million in 2003.

      Loss on sale of property and equipment increased to $0.3 million in 2004. The loss primarily relates to a $0.8 million loss on the exit of the Woodinville facility which was partially offset by a $0.5 million gain on the sale of South Boston.

      There were no business transformation costs for the year ended December 26, 2004, versus $3.9 million for last year. Business transformation costs included expenses related to data base conversions, training, and other activity related to the rollout of the Company's new information technology system.

      Interest expense of $1.6 million for the year ended December 26, 2004 increased $0.1 million from $1.5 million for 2003. On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement with its lenders, which is described in "Financial Condition and Liquidity" below. At December 26, 2004, the outstanding balance related to the term loan with its lenders was $16.9 million and $6.0 million related to the revolver. At December 26, 2004, the interest rate on the term loan was 5.4%.

      Income tax expense for the year 2004 was $7.1 million, an increase of $5.8 million from the income tax expense of $1.3 million for 2003. The Company's effective tax rates for the years 2004 and 2003 was 37% and 36%, respectively. The Company expects that its effective tax rate in 2005 will be approximately 36%.

      The Company's net earnings for the year 2004 was $12.3 million, an increase of $10.0 million from the Company's net earnings of $2.3 million for the fiscal year 2003.

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

      Cost of sales decreased $20.5 million to $170.5 million for the year ended December 28, 2003, versus $191.0 million for last year. Vehicle cost of $35.3 million in 2003 was $30.2 million less than the $65.5 million reported in 2002. This decrease is primarily related to the Company's shift away from vehicles sold under the purchase agreement method. Branch cost of $135.2 million increased $9.7 million in 2003 from $125.5 million in 2002. New branches opened in 2003 account for approximately $7.0 million of additional branch costs. Excluding the impact of new branches, branch costs increased $2.7 million primarily in tow and depreciation expense.

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

      Business transformation costs for the year ended December 28, 2003 were $3.9 million, versus $8.1 million for 2002. Business transformation costs include expenses related to the Company's systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation associated with the Company's former computer infrastructure. The Company began recording business transformation costs during the second quarter of 2001. As part of its substantial business transformation, the Company is providing visibility to several significant components of its cost structure. Business transformation costs and other unusual charges are discussed in detail in "Significant Items Affecting Comparability" below.

      Interest expense of $1.5 million for the year ended December 28, 2003 increased $0.8 million from $0.7 million for 2002. Included in interest expense for 2002 was a non-cash charge of $0.3 million to recognize the ongoing cost of the interest rate swap on the unused portion of the Company's credit facility. In February 2002, the Company used excess cash and proceeds from the sale of investments to repay its $20.0 million of 8.6% senior notes that matured on February 15, 2002, and entered into a new $30.0 million five-year unsecured credit facility. At December 29, 2002, there was no outstanding balance related to this credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan. On February 15, 2003, the Company borrowed the entire $30.0 million under the unsecured credit facility. At December 28, 2003, the outstanding balance related to the term loan with its lenders was $24.4 million. At December 28, 2003, the interest rate on the term loan was 5.7%. On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement with its lenders, which is described in "Financial Condition and Liquidity" below.

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

SIGNIFICANT ITEMS AFFECTING COMPARABILITY

      The Company has recorded certain charges that have affected the comparability of its reported results of operations. The Company recorded business transformation costs in 2003 of $3.9 million and $8.1 million in 2002. Business transformation costs include expenses relating to the Company's systems redesign project, the business process re-engineering project, severance costs and accelerated depreciation pertaining to the Company's prior computer infrastructure. No business transformation costs were recorded in 2004.

FINANCIAL CONDITION AND LIQUIDITY

      At December 26, 2004, the Company had current assets of $84.6 million, including $13.3 million in cash and current liabilities of $67.7 million and working capital of $16.9 million, which represents an $8.3 million decrease from December 28, 2003.

      The Company's accounts receivable increased $2.0 million from $48.4 million in 2003 to $50.4 million in 2004. Accounts receivable consists of balances due from the Company's salvage providers, typically large insurance companies. Accounts receivable include advance charges paid for by the Company on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to the Company moving the vehicle to one of its facilities. Inventory increased $0.9 million from $13.6 million in 2003 to $14.5 million in 2004. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchase vehicles once title is received. Both inventory on receivable balances increased due to a larger inventory of consigned vehicles on hand at year-end 2004.

      At December 26, 2004, the Company's long-term debt, including current installments, consisted of $16.9 million borrowed under its term credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable interest rate based upon LIBOR. The aggregate principal balance of the loan is required to be paid in sixteen consecutive equal quarterly installments which began on March 31, 2003.

      On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables, and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. As of March 19, 2004, the Company's senior credit facility consisted of a $20.0 million revolving credit facility and a $22.5 million term credit facility. As of December 26, 2004, the Company has borrowed $6.0 million against the revolving line of credit and $16.9 million under the term credit facility. At December 26, 2004, the Company was in compliance with its credit agreement covenants, except its expenditure basket for which it received a waiver in March 2005.

      Other long-term liabilities include the fair market value on the Company's interest rate swap along with the Company's post-retirement benefits liability that relates to the Company's prior acquisition. The amount recorded at December 26, 2004 for the post-retirement benefits liability was approximately $2.4 million.

      In 2002, the Company entered into a capital lease agreement to obtain the use of new computer equipment required as part of the Company's new operating system. The capital lease terms are three years or less depending on the nature of the equipment. In 2003, property and equipment additions of $3.4 million resulted from capital lease transactions entered into during the year. At December 26, 2004, the Company's total future obligation under the capital lease is $1.8 million.

      Capital expenditures were approximately $28.7 million for the year ended December 26, 2004. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to the Company's new information technology system.

      The Company acquired one salvage pool in fiscal 2004. This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquired business are included in the Company's consolidated financial statements from the date of acquisition. The total cost of adding this new facility was less than $2.0 million.

      The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, and cash from operations. As of December 26, 2004, the Company had purchased 906,480 shares pursuant to this authorization at an average price of $10.63 per share.

      In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock grant program, shares of common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares received pursuant to the program. Restrictions limit the sale or transfer of these shares over a four-year period. The sale and transfer restrictions on shares received under the program expire at a rate of 25% per year or earlier, on the achievement of certain performance based goals. Upon issuance of shares of common stock under the plan, unearned compensation equivalent to the market value of the shares at the date of the grant is charged to shareholders' equity and subsequently amortized to expense over the restriction period. In 2003, 66,500 restricted shares were granted and in 2004, 182,600 restricted shares were granted. Compensation expense of $0.6 million, including $0.3 million recognized due to the anticipated achievement of performance goals in 2005, was recorded in the twelve months ended December 26, 2004. In fiscal 2004 and 2003, there were no forfeitures of restricted shares.

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

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of the Company's cash obligations for each of the next five years and thereafter as of December 26, 2004:

                                  2005       2006       2007        2008       2009       Thereafter     Total
                                 -------    -------    -------     -------    -------     ----------    --------
                                                               (dollars in thousands)
Long-term debt:
  Unsecured term loan            $ 7,500    $ 7,500    $ 1,875     $     -    $     -     $        -    $ 16,875
  Notes payable                       12          -          -           -          -              -          12

Capital leases(1)                  1,203        387        316          33          -              -       1,939

Operating leases(2)               21,528     19,731     16,355      14,345     12,178      67,623        151,760

Other long-term obligations:
  Non-compete agreements             188        253        223         163          -              -         827
                                 -------    -------    -------     -------    -------     ----------    --------

Total                            $30,431    $27,871    $18,769     $14,541    $12,178     $   67,623    $171,413
                                 =======    =======    =======     =======    =======     ==========    ========

(1)Includes related interest expense.

(2)Includes amounts due to both unrelated and related parties.

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

GOODWILL

      As of December 26, 2004 the Company had $137.5 million of net goodwill recorded in its consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", the Company assesses goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company would measure any impairment based on the excess of carrying amount over fair value measured using a projected discounted cash flow model or other valuation techniques.

DEFERRED INCOME TAXES

      As of December 26, 2004, the Company had $11.2 million of deferred tax assets recorded. The deferred tax assets relate to net operating losses incurred in several of the states where the Company operates. The Company has determined that it may not realize the full tax benefit related to certain of the deferred tax assets. As such, a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.

LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLES

      As of December 26, 2004, the Company had $74.7 million of net property and equipment along with net intangible assets of $1.7 million. The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the asset's carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, the Company may be required to reduce the carrying amount of an asset to its fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. As required by SFAS 151, we will adopt this new accounting standard at the beginning of our first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption of SFAS 151 on our financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we will adopt this new accounting standard at the beginning of our first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $16.9 million term loan at December 26, 2004. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At December 26, 2004, the interest rate swap agreement had a notional amount of $16.9 million, and provided that the Company paid a fixed rate of interest of 4.4% and received a LIBOR-based floating rate on the notional amount. At December 26, 2004, the interest rate on the term loan was 5.4%. At December 26, 2004, the entire swap agreement qualified for hedge accounting. The Company believes that its exposure to adverse changes in interest rates is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Item 15(a) for an index to the Consolidated Financial Statements which are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of our Audit Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company's evaluation of its internal control over financial reporting has not yet been completed.

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 26, 2004, are not field herein and are expected to be found no later than April 25, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2004, we made numerous changes to our controls and procedures as part of our ongoing monitoring and improvement of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS

      Set forth below is information regarding the directors of the Company, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they were or are selected as directors, and their ages as of March 1, 2005:

                                                                      YEAR FIRST ELECTED OR
DIRECTORS                        AGE     POSITION WITH COMPANY         APPOINTED DIRECTOR
---------                        ---   --------------------------     ---------------------
Peter H. Kamin(1)(3)              43   Chairman of the Board                 1999
Thomas C. O'Brien                 51   President, Chief Executive            2000
                                          Officer and Director
Todd F. Bourell(3)                34   Director                              2003
Maurice A. Cocca  (1)(2)(3)       61   Director                              1997
Philip B. Livingston(1)(2)(3)     48   Director                              2003
John K. Wilcox (2)(3)             69   Director                              1998

----------
(1)   Member of the Nominating, Governance and Compensation Committee.

(2)   Member of the Audit Committee.

(3) These directors satisfy the independence requirements of the Sarbanes-Oxley Act of 2002 and the corporate governance listing requirements of the NASDAQ National Market.

      PETER H. KAMIN has been a director of the Company since February 2001. Mr. Kamin had previously served as a director from January 1999 through October 2000. In July 2000, Mr. Kamin joined, as a founding partner, ValueAct Capital Partners, L.P. From January 1992 to July 2000, Mr. Kamin was a partner of Peak Investment, L.P.

      THOMAS C. O'BRIEN has been the President, Chief Executive Officer and a Director of the Company since November 2000. As President and Chief Executive Officer, Mr. O'Brien oversees the Company's overall corporate administration as well as strategic planning. Prior to joining the Company, Mr. O'Brien served as President of Thomas O'Brien & Associates from 1999 to 2000, Executive Vice President of Safelite Glass Corporation from 1998 to 1999, Executive Vice President of Vistar, Inc. from 1996 to 1997 and President of U.S.A. Glass, Inc. from 1992 to 1996.

      TODD F. BOURELL has been a director of the Company since October 2003. Mr. Bourell is a partner of ValueAct Capital Partners, L.P. Prior to joining ValueAct, Mr. Bourell worked as an analyst for Wellington Management Company in Boston, Massachusetts. Mr. Bourell is a graduate of the Wharton School of Business.

      MAURICE A. COCCA has been a director of the Company since February 1997. From November 1993 to November 1995, Mr. Cocca was Managing Director of The Fisons Laboratory Supplies Division of Fisons PLC, a distributor of laboratory supplies that was later acquired by Fisher Scientific. Mr. Cocca served as Vice Chairman of J & W Scientific Holdings from April 1996 through April 2000.

      PHILIP B. LIVINGSTON has been a director of the Company since March 2003. In January 2005, Mr. Livingston became Vice Chairman of Approva Corp. From March 2003 to 2004, Mr. Livingston served the Chief Financial Officer and a director of World Wrestling Entertainment, Inc. Mr. Livingston served as President and Chief Executive Officer of Financial Executives International from January 1999 to April 2003. Mr. Livingston is also a director of Cott Corporation, a manufacture of private-label beverages.

      JOHN K. WILCOX has been a director of the Company since February 1998. From November 1994 until November 1997, Mr. Wilcox was Group Vice President, Personal Lines Finance and Planning of Allstate Insurance Company.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the names, ages and offices of all of the executive officers of the Company as of March 1, 2005:


      NAME              AGE                         OFFICE HELD
      ----              ---                         -----------
Thomas C. O'Brien       51      President and Chief Executive Officer
Donald J. Hermanek      56      Senior Vice President,  Sales and Marketing
Sidney L. Kerley        30      Vice President, General Counsel and Secretary
John W. Kett            41      Senior Vice President, Planning and Business Development
David R. Montgomery     48      Senior Vice President and Chief Operating Officer
John R. Nordin          48      Senior Vice President and Chief Information Officer
Scott P. Pettit         42      Senior Vice President and Chief Financial Officer

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

      DONALD J. HERMANEK joined the Company in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for the sales and marketing functions, including field sales and the corporate accounts group. Prior to joining the Company, Mr. Hermanek served as Vice President of Business Development for Consolidated Services Corp. from 1997 to 2000. He also served as Vice President - National Sales for Safelite Glass Corporation from 1992 to 1997.

      SIDNEY L. KERLEY joined the Company in April 2001 as Corporate Counsel. Mr. Kerley currently serves as the Company's Vice President, General Counsel and Secretary. He is responsible for the general legal affairs of the Company, including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining the Company, Mr. Kerley served as an attorney for Fairbank & Vincent.

      JOHN W. KETT joined the Company in August 2001 as Vice President of Field Support. In June 2004, he was named Senior Vice President of Planning and Business Development. Mr. Kett is responsible for planning, pricing, financial analysis, and has primary responsibility for business development. Prior to joining the Company, Mr. Kett served as Assistant Comptroller for Central Steel and Wire Co. from 1998 to 2001 and Controller of Vistar, Inc. from 1996 to 1998. From 1992 to 1996 Mr. Kett held various positions at Vistar including Regional Operations Manager.

      DAVID R. MONTGOMERY joined the Company in April 2001 as Senior Vice President and Chief Operating Officer. Mr. Montgomery is responsible for Company operations, including the Company's National Network and specialty salvage business. Prior to joining the Company, Mr. Montgomery served as Chief Executive Officer of Greenleaf Acquisitions, LLC, a subsidiary of Ford Motor Company, from 1999 to April 2001. From 1996 to 1999, he served as Area Vice President of Safelite/Vistar Autoglass. From 1988 to 1996, he served in various management capacities at Windshields America, Inc., one of the two entities combined to form Vistar, Inc.

      JOHN R. NORDIN joined the Company in November 2003 as Vice President, Chief Information Officer. Mr. Nordin is responsible for information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining the Company, Mr. Nordin served as Vice President and Chief Information Officer at A. M. Castle & Co. from 1998 to November 2003. From 1995 to 1998, he served as Vice President and Chief Information Officer at Candle Corporation of America.

      SCOTT P. PETTIT joined the Company in April 2001 as Senior Vice President, Chief Financial Officer and Secretary. Mr. Pettit is responsible for financial functions, real estate and investor relations. Prior to joining the Company, Mr. Pettit served as Senior Vice President and Chief Financial Officer of Corsolutions Medical Inc. from 1998 to April 2001. From 1996 to 1998, he served as Vice President Finance and Chief Financial Officer of Vistar, Inc. From 1994 to 1996, he served as Senior Vice President and Chief Financial Officer of Globe Glass & Mirror Co., one of the two entities combined to form Vistar, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely upon a review of the copies of such reports furnished to the Company and written representations from such officers, directors and greater than ten percent shareholders, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent shareholders have been met, except that Mr. Kett was late on one occasion in filing his Form 3 "Initial Statement of Beneficial Ownership of Securities" and Form 4 "Statement of Changes in Beneficial Ownership".

ITEM 11. EXECUTIVE COMPENSATION.

      The following table provides certain information concerning the compensation earned, for services rendered in all capacities to the Company and its subsidiaries during each of the last three years, by the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers in 2004, collectively the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                           COMPENSATION AWARDS
                                               ANNUAL COMPENSATION                     -------------------------
                                ----------------------------------------------------    RESTRICTED    SECURITIES
        NAME AND PRINCIPAL                                           OTHER ANNUAL         STOCK       UNDERLYING      ALL OTHER
             POSITION            YEAR     SALARY($)(1)    BONUS($)   COMPENSATION($)   AWARDS($)(2)   OPTIONS(#)   COMPENSATION($)
------------------------------  -------   ------------   ---------   ---------------   ------------   ----------   ---------------
Thomas C. O'Brien                  2004   $ 400,000      $       -    $   18,000(3)    $    663,000         -        $  13,000(4)
President and Chief                2003     400,000        163,000        18,000(3)         207,750    60,000(5)         6,000(4)
Executive Officer                  2002     350,000              -        18,000(3)               -    60,000(6)         8,000(4)

David R. Montgomery .........      2004     257,000              -        18,000(3)         331,500         -            8,000(4)
Sr. Vice President and             2003     257,000         87,000        18,000(3)         103,875    30,000(5)         8,000(4)
Chief Operating Officer            2002     232,000              -        18,000(3)               -    30,000(6)         7,000(4)

Scott P. Pettit .............      2004     230,000              -        18,000(3)         331,500         -            7,000(4)
Sr. Vice President and             2003     230,000         76,000        18,000(3)         103,875    30,000(5)         8,000(4)
Chief Financial Officer            2002     205,000              -        18,000(3)               -    30,000(6)         7,000(4)

Donald  J. Hermanek .........      2004     220,000              -        18,000(3)         331,500         -            9,000(4)
Sr. Vice President - Sales         2003     220,000         75,000        18,000(3)         103,875    30,000(5)         7,000(4)
and Marketing                      2002     200,000              -        18,000(3)               -    30,000(6)         7,000(4)

John R. Nordin ..............      2004     180,000              -        18,000(3)         331,500         -            7,000(4)
Sr. Vice President, Chief          2003      21,000(7)           -         1,500            103,875    30,000(8)             -
Informational Officer              2002           -              -             -                  -         -                -

(1) Includes salary deferred under the Company's 401(k) Plan and Internal Revenue Service Section 125 Plan. All amounts are rounded to the nearest thousand.

(2)   The market value of the Common Stock underlying restricted stock units
      (RSUs) was determined by using the closing price per share of the Common Stock on the applicable grant date, as reported on the NASDAQ Stock Market, and without recognizing any diminution in value attributable to the restrictions on RSUs. Fiscal 2004 RSUs were granted on November 19, 2004 (the closing price on that date was $22.10) and vest in a series of equal and successive annual installments with the first installment to vest on November 19, 2005. Fiscal 2003 RSUs were granted on November 14, 2003 (the closing price on that date was $13.85) and vest in a series of equal and successive annual installments with the first installment vested on November 14, 2004. The restricted shares will fully vest on an accelerated basis upon the Company's achievement of a predetermined level of earnings per share in any given fiscal year during the four year vesting period.

(3)   Reflects amounts paid by the Company pursuant to an automobile allowance.

(4) Represents matching contributions that the Company made to its 401(k) Plan on behalf of the Named Executive Officer.

(5) Includes a grant of options to purchase shares of Common Stock at a price of $13.85 per share pursuant to a resolution adopted by the Board of Directors on September 16, 2003.

(6) Includes a grant of options to purchase shares of Common Stock at a price of $15.50 per share pursuant to a resolution adopted by the Board of Directors on December 4, 2002.

(7) Mr. Nordin became an employee on November 14, 2003. The salary paid to Mr. Nordin for the 2003 fiscal year was based on his employment agreement dated October 23, 2003.

(8) Mr. Nordin received a grant of options to purchase 30,000 shares of Common Stock at a price of $13.85 per share pursuant to his employment agreement dated October 23, 2003.

STOCK OPTIONS

      There were no stock options granted to the Named Executive Officers during 2004.

      The following table sets forth information with respect to unexercised options held as of the end of the 2004 fiscal year by the Named Executive Officers. No stock appreciation rights were outstanding at the end of 2004.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                     UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                  OPTIONS AT FISCAL YEAR-END(#)     FISCAL YEAR-END ($)(1)(2)
                                  ----------------------------    ----------------------------
            NAME                  EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
            ----                  -----------    -------------    -----------    -------------
Thomas C. O'Brien.............      345,000          75,000       $ 3,728,550     $  573,750
David R. Montgomery...........       97,500          62,500           891,375        529,925
Scott P. Pettit...............       97,500          62,500           891,375        529,925
Donald J. Hermanek............       77,500          47,500           562,885        369,095
John R. Nordin................        7,500          22,500            62,325        186,975

----------

(1) "In-the-money" options are options whose exercise prices were less than the market price of the Common Stock on December 26, 2004, the last day of the 2004 fiscal year.

(2) Based upon the market price of $22.16 per share, which was the closing price per share of the Common Stock on the NASDAQ National Market on December 26, 2004, less the exercise price payable per share

COMPENSATION OF DIRECTORS

      Since 2003, non-employee directors are entitled to receive an annual retainer fee of $22,000, a $1,000 fee for each regularly scheduled Board meeting attended in person, a $500 fee for each committee meeting attended in person, a $250 fee for each Board or committee meeting attended by phone, an annual fee of $3,000 if such non-employee director served as the Chairperson of the Governance Committee, and an annual fee of $5,000 if such non-employee director served as the Chairperson of the Audit Committee. Non-employee directors are also reimbursed for expenses incurred in attending Board and committee meetings. Employee directors are not compensated for their services as directors of the Company.

      Each non-employee director is also eligible to receive periodic option grants for shares of Common Stock pursuant to the automatic option grant program in effect under the Company's 2003 Stock Incentive Plan. Under this automatic option grant program, each individual who becomes a non-employee Board member is granted an option to purchase 10,000 shares of Common Stock on the date such individual joins the Board. In addition, each non-employee director is also entitled to receive an automatic option to purchase 5,000 shares of Common Stock on the last business day of the second quarter of each fiscal year during which such individual continues to serve on the Board. Each automatic option grant becomes exercisable in four successive quarterly installments with the first such installment to become exercisable on the last day of the fiscal quarter immediately following the grant date, provided the non-employee director continues to serve on the Board. However, each option will become immediately exercisable for all of the option shares in the event of a change of control of the Company.

      Melvin R. Martin served as Director of the Company from 1993 until his retirement in August 2004. Mr. Martin and the Company are parties to an agreement pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. Mr. Martin received no compensation pursuant to the agreement in 2004.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

      The following is a description of the employment or consulting agreements in effect between the Company and the Named Executive Officers.

      The compensation paid to Thomas C. O'Brien, President and Chief Executive Officer of the Company, for the 2004 fiscal year was based on an amended and restated employment agreement (the "O'Brien Agreement") dated April 2, 2001. Under the O'Brien Agreement, Mr. O'Brien is entitled to an annual base salary of $350,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Mr. O'Brien will be entitled to receive in excess of 40% of his annual salary as a performance incentive if the Company's performance exceeds the goals and objectives determined by the Board. Also, pursuant to the O'Brien Agreement, the Company granted Mr. O'Brien an option to purchase 300,000 shares of Common Stock in November 2000, which are exercisable in four equal annual installments.

      The compensation paid to David R. Montgomery, Sr. Vice President and Chief Operating Officer, for the 2004 fiscal year was based on an April 2, 2001 employment agreement (the "Montgomery Agreement"). Under the Montgomery Agreement, Mr. Montgomery is entitled to an annual base salary of $225,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Montgomery Agreement, the Company also paid Mr. Montgomery a signing bonus of $25,000 and granted him an option to purchase 100,000 shares of the Common Stock in April 2001, which are exercisable in four equal annual installments.

      The compensation paid to Scott P. Pettit, Sr. Vice President and Chief Financial Officer, for the 2004 fiscal year was based on an April 2, 2001 employment agreement (the "Pettit Agreement"). Under the Pettit Agreement, Mr. Pettit is entitled to an annual base salary of $195,000 and a performance incentive bonus of 40% of his annual salary based upon the achievement of target performance goals. Pursuant to the Pettit Agreement, the Company paid Mr. Pettit a signing bonus of $35,000 and granted him an option to purchase 100,000 shares of Common Stock in April 2001, which are exercisable in four equal annual installments.

      The compensation paid to John R. Nordin, Sr. Vice President and Chief Information Officer, for the 2004 fiscal year was based on an October 23, 2003 employment agreement (the "Nordin Agreement"). Under the Nordin Agreement, Mr. Nordin is entitled to an annual base salary of $180,000 and a performance incentive bonus of 50% of his annual salary based upon the achievement of target performance goals. Pursuant to the Nordin Agreement, the Company granted him an option to purchase 30,000 shares of Common Stock, which are exercisable in four equal annual installments.

      Additionally, each of the agreements for the above Named Executive Officers has a change of control provision that provides that in the event that the Named Executive Officer's employment with the Company is terminated involuntarily or without cause within two years of the effective date of a change in control (as defined therein), the Named Executive Officer will be entitled to receive 18 months worth of annual base salary, accrued obligations, plus continued coverage under the Company's health benefit plans for up to 18 months, unless the Named Executive Officer first obtains full time employment elsewhere and provided, however, that the Named Officer properly elects coverage pursuant to COBRA.

EXECUTIVE SEVERANCE PLAN

      Effective August 9, 2000, the Company adopted a severance plan for its executive officers (the "Executive Plan"), which provides certain severance benefits to executive officers in the event an executive officer's employment with the Company is terminated under certain circumstances.

      Unless otherwise increased by the Company in its sole discretion, if the Company terminates the executive officer's employment for any reason other than "for Cause" (as defined therein), or if the executive officer voluntarily terminates employment with the Company and all of its affiliates for "good reason", (as defined therein), the executive officer will receive, in exchange for providing the Company with a duly executed "Waiver and Release Agreement", a benefit, generally representing a one-month severance pay for each year of service with a minimum severance pay of six months and a maximum severance pay of 12 months, in an amount equal to the product of (i) times (ii), where:

      (i) represents the sum of:

            (A) the executive officer's annualized base salary at the time the executive officer's employment is terminated, plus

            (B) the executive officer's average annual bonus received over the eight fiscal quarters of the Company immediately preceding the Company's fiscal quarter during which the executive officer's employment is terminated, without exceeding the executive officer's target bonus for the Company's fiscal year during which the executive officer's employment is terminated, plus

            (C) the executive officer's auto allowance for the fiscal year during which the executive officer's employment is terminated; and

      (ii) represents a fraction the numerator of which is the number of whole completed years of employment with the Employer or any of its Affiliates, but not less than six nor more than 12, and the denominator of which is 12; provided, however, that in the event that the executive officer's termination of employment occurs within one year following the date on which a new chief executive officer is hired by the Company, the executive officer shall receive 12 months of severance pay generally calculated on the basis of the amounts set forth; provided, however, that the amount taken into account as the executive officer's bonus shall be equal to the executive officer's target bonus for the fiscal year during which the executive officer's employment is terminated.

      Under the Executive Plan, an executive officer is not entitled to any benefit if the Company terminates such executive officer's employment for cause, if the executive officer voluntarily terminates employment with the Company for any reason other than good reason, or if the executive officer's employment is terminated as a result of death or disability.

      Furthermore, to the extent that an executive officer has an employment agreement, he is not entitled to severance benefits under the Executive Plan. Currently, there are no executive officers without an employment agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF SECURITIES

      The following table sets forth certain information known to the Company regarding the ownership of Common Stock as of December 26, 2004 (except as otherwise indicated) with respect to the beneficial ownership of shares of the Company's common stock by (1) each director of the Company, (2) each of the Chief Executive Officer and the other four most highly compensated executive officers of the Company for fiscal 2004 (the "Named Executive Officers"), (3) all directors and executive officers of the Company as a group, and (4) each person, who, to the best of the Company's knowledge, beneficially owns more than 5% of the Company's common stock.

                                             NUMBER OF       PERCENT OF TOTAL
             NAME AND ADDRESS                 SHARES       SHARES OUTSTANDING(1)
             ----------------                ---------     ---------------------
ValueAct Capital Partners, L.P.(2)(4)(5)..   3,387,400             28.7%
   One Maritime Plaza, Suite 1400
   San Francisco, CA  94111

Dimensional Fund Advisors (3) ............     970,559              8.2%
   1299 Ocean Ave., 11th Fl.
   Santa Monica, CA  90401

Peter H. Kamin(2)(4) .....................   3,492,357             29.6%
Todd F. Bourell(2)(5) ....................   3,399,900             28.8%
Thomas C. O'Brien(6) .....................     392,442              3.3%
Scott P. Pettit(6) .......................     125,983              1.1%
David R. Montgomery(6) ...................     122,541              1.0%
Donald J. Hermanek(6) ....................     100,743                *
Maurice A. Cocca(6) ......................      69,500                *
John K. Wilcox(6) ........................      32,500                *
John R. Nordin(6) ........................      29,649                *
John W. Kett(6) ..........................      26,211                *
Philip B. Livingston(6) ..................      18,200                *
Sidney L. Kerley(6) ......................      11,052                *
All officers (including Named
Executive Officers) and Directors as a
 group (12 persons)(7) ...................   4,433,678             37.6%

----------
*     Less than one percent of the outstanding shares of IAAI common stock.

(1) Percentage of beneficial ownership is calculated assuming 11,792,385 shares of Common Stock were outstanding on December 26, 2004. This percentage includes any shares of Common Stock of which such individual or entity had the right to acquire beneficial ownership within sixty days of December 26, 2004, including, but not limited to, the exercise of an option; however, such shares of Common Stock shall not be deemed outstanding for the purpose of computing the percentage beneficially owned by any other individual or entity.

(2) This information is based on Schedule 13D filed with the SEC jointly by ValueAct Capital Partners, L.P. ("ValueAct Partners"), ValueAct Capital Partners II, L.P. ("ValueAct Partners II"), ValueAct Capital International, Ltd. ("ValueAct International"), ValueAct Capital Master Fund, L.P., ValueAct Capital Partners Co-Investors, L.P., VA Partners, L.L.C ("VA Partners"), Jeffrey W. Ubben, George F. Hamel, Jr. and Peter H. Kamin on February 28, 2005 and reflects shares of Common Stock held as of February 25, 2005. Messrs. Hamel, Kamin and Ubben are each managing members, principal owners and controlling persons of VA Partners and directors and principal executive officers of ValueAct International. Shares beneficially owned by each of ValueAct Partners, ValueAct Partners II, ValueAct Master Fund and Value Act Co-Investors and ValueAct International, are reported as beneficially owned by VA Partners, as investment manager or general partner of each of such investment partnerships, and by the managing members as controlling persons of the general partner. VA Partners and the managing members also, directly or indirectly, may own interests in one or both of such partnerships from time to time. By reason of such relationships, each of the partnerships is reported as having shared power to vote or to direct the vote, and shared power to dispose or direct the disposition of, such shares of Common Stock with VA Partners and the Managing Members. ValueAct Partners is the beneficial owner of 1,550,310 shares of Common Stock, representing approximately 13.4% of the outstanding shares of Common Stock. ValueAct Partners II is the beneficial owner of 219,692 shares of Common Stock, representing approximately 1.9% of the outstanding shares of Common Stock. ValueAct International is the beneficial owner of 0 shares of Common Stock. ValueAct Master Fund is the beneficial owner of 3,345,261 shares of Common Stock, representing 29.0% of the Issuer's outstanding Common Stock. ValueAct Co-Investors is the beneficial owner of 42,139 shares of Common Stock, representing 0.4% of the Issuer's outstanding Common Stock. VA Partners, Mr. Ubben, Mr. Kamin and Mr. Hamel may be deemed the beneficial owner of an aggregate of 3,387,400 shares of the Common Stock, representing approximately 29.3% of the outstanding shares of Common Stock. In addition to the 3,387,400 shares of Common Stock that Mr. Kamin may be deemed to beneficially own by reason of his being a managing member of VA Partners, Mr. Kamin also personally owns 58,457 shares of Common Stock (or when combined with the 3,387,400 shares of Common Stock he may be deemed to beneficially own by reason of his being a managing member, 29.8% of the outstanding shares of Common Stock). This amount also includes options to purchase 78,000 shares of Common Stock that are exercisable on December 26, 2004 or will become exercisable within 60 days after that date, consisting of (a) 46,500 options granted to Mr. Kamin,
      (b) 19,000 options granted to Mr. Ubben, and (c) 12,500 granted to Mr. Bourell. These options were assigned to ValueAct Partners by Messrs. Kamin, Ubben and Bourell. The options are owned directly by ValueAct Partners and indirectly by ValueAct Partners II and ValueAct International, as general partners of ValueAct Partners, and indirectly by Messrs. Kamin, Ubben and Bourell as managing members and controlling persons of VA Partners.

(3) This information is based on a Schedule 13G filed by the Dimensional Fund Advisors, Inc. ("Dimensional") with the SEC on February 9, 2005 and reflects shares of Common Stock held as of December 31, 2004. According to such Schedule 13G, Dimensional has sole voting and dispositive power with respect to all the shares.

(4) This amount includes 58,457 shares of Common Stock over which Mr. Kamin has sole voting and dispositive power and 3,387,400 shares of Common Stock owned by ValueAct Partners over which Mr. Kamin shares voting and dispositive power. This information is based on a Schedule 13D filed by ValueAct Partners with the SEC on May 25, 2004 and reflects shares of Common Stock held as of May 18, 2004. This amount also includes options to purchase 46,500 shares of Common Stock that are exercisable on December 26, 2004 or will become exercisable within 60 days after that date. These options were assigned to ValueAct Partners and Mr. Kamin disclaims beneficial ownership of the underlying shares of Common Stock.

(5) Represents 3,387,400 shares owned by ValueAct Partners over which Mr. Bourell shares voting and dispositive power. This amount also includes options to purchase 12,500 shares of Common Stock that are exercisable on December 26, 2004 or will become exercisable within 60 days after that date. These options were assigned to ValueAct Partners and Mr. Bourell disclaims beneficial ownership of the underlying shares of Common Stock.

(6) Includes that portion of options to purchase shares of Common Stock granted under the 1991 Stock Option Plan and 2003 Stock Incentive Plan that are exercisable on December 26, 2004 or will become exercisable within 60 days after that date: Mr. O'Brien - 345,000 shares; Mr. Pettit - 97,500 shares; Mr. Montgomery - 97,500 shares; Mr. Hermanek - 77,500 shares; Mr. Cocca - 29,500 shares; Mr. Wilcox - 17,500 shares; Mr. Livingston - 12,500 shares; Mr. Kett - 9,375 shares; Mr. Kerley - 8,125 shares and Mr. Nordin - 7,500 shares.

(7) Includes options to purchase shares of Common Stock granted under the 1991 Stock Option Plan and 2003 Stock Incentive Plan that are exercisable on December 26, 2004 or will become exercisable within 60 days after that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      M & M Acquisition. In January 1992, the Company purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc. ("M & M"), and acquired an option to purchase the original 35 acres of land on which M & M's operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of the auto salvage operation, was elected a director of the Company in January 1992. Mr. Martin retired from the Board in August 2004. The Company is required to pay rent to Mr. Martin during the 10-year term, or extended term, of the lease relating to the real property owned by Mr. Martin. In 2004, the Company paid $557,000 pursuant to the lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors or licensors.

      Dallas, Texas Lease. The Company leases certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 2004, the Company paid $644,000 in rent under this lease. The Company believes the terms of the lease are no less favorable than those available from unaffiliated third party lessors.

      Temporary Use License Agreement. On March 1, 2004, the Company entered into a Temporary License Agreement with Mr. Martin for the month-to-month rental of additional property adjacent to the Company's Phoenix facility. Pursuant to the Temporary License Agreement, the Company is expected to pay Mr. Martin $3,000 per month in additional rents. In 2004, the Company paid $30,000 pursuant to the temporary license agreement. The Company believes the terms of the Temporary License Agreement are no less favorable than those available from unaffiliated third party lessors or licensors.

      Mr. Martin and the Company are parties to an agreement pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. Mr. Martin received no compensation pursuant to the agreement in 2004.

      On February 15, 2001, the Company entered into a Shareholder Agreement (the "Shareholder Agreement") with ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin, and George F. Hamel. Pursuant to the terms of the Shareholder Agreement, Mr. Kamin and Mr. Ubben were elected as members of the Board in 2001. Mr. Ubben resigned from the Board on September 30, 2003 and was replaced by Todd F. Bourell on October 17, 2003.

ITEM 14. PRINCIPAL ACCOUNANT FEES AND SERVICES

      The Company paid KPMG LLP the following fees for services provided for the fiscal years 2004 and 2003:

                      2004         2003
                    --------     --------
Audit Fees          $640,000     $355,000
All Other Fees        26,000       17,000
                    --------     --------
   Total            $666,000     $372,000
                    ========     ========

      In the above table, "audit fees" include fees billed to the Company for professional services in connection with the audit of the Company's consolidated financial statements and internal controls included in its Annual Report on Form 10-K and review of financial statements included in its Quarterly Reports on Form 10-Q, or for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. "All other fees" include fees related to the audit of the Company's defined contribution employee benefit plan.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                    Page
                                                                                    ----
(a)   1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of Insurance Auto
      Auctions, Inc. and its subsidiaries are filed as part of this Annual report on Form 10-K:

            Report of Independent Registered Public Accounting Firm.............     41

            Consolidated Balance Sheets.........................................     42

            Consolidated Income Statements......................................     43

            Consolidated Statements of Shareholders' Equity.....................     44

            Consolidated Statements of Cash Flows...............................     45

            Notes to Consolidated Financial Statements..........................     47

      2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

      3.    EXHIBITS

      See Item 15(c) below.

(b)   REPORTS ON FORM 8-K.

      The Company filed a current report on Form 8-K, dated October 22, 2004, which contained a press release announcing financial results for the quarter ended September 26, 2004.

      The Company filed a current report on Form 8-K, dated February 23, 2005, which contained a press release announcing a Definitive Merger Agreement to be Acquired by Kelso & Company.

      The Company filed a current report on Form 8-K, dated March 14, 2005, which contained a press release announcing financial results for the quarter ended December 26, 2004.

      (C)   EXHIBITS

Exhibit No                                  Description
----------                                  -----------
2 (19)          Agreement and Plan of Merger by and among Insurance Auto Auctions, Inc.
                Axle Holdings, Inc. and Axle Merger Sub, Inc. dates as of February 22,
                2005.

3.1(7)          Articles of Incorporation of the Registrant, as filed with the Illinois
                Secretary of State on August 7, 1997.

3.2(8)           Bylaws of the Registrant.

3.3(9)          Bylaws of the Registrant, as amended as of March 21, 2001.

4.1(1)          Specimen Stock Certificate.

4.2(4)          Registration Agreement dated December 1, 1993, by and among the Registrant and Tech-Cor.

4.3(10)*        Shareholder Agreement, dated February 15, 2001, among the Company,
                ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P., VA
                Partners, LLC, Jeffrey W. Ubben, Peter H. Kamin and George F. Hamel, Jr.

4.4(10)*        Registration Rights Agreement, dated February 15, 2000, among the Company,
                ValueAct Capital Partners, L.P. and ValueAct Capital Partners II, L.P.

9(19)           Voting Agreement dated as of February 22, 2005 by and among Axle Holdings,
                Inc., ValueAct Capital Partners, L.P., ValueAct Capital Partners II, L.P.,
                ValueAct Capital Master Fund, L.P. and ValueAct Capital Partners
                Co-Investors, L.P. and together with Value Act Capital Partners, ValueAct
                Capital Partners II and ValueAct Master, each a "Shareholder" and collectively, the "Shareholders".

10.1(5)*        Form of Notice of Grant of Stock Option -- employee, officer.

10.2(3)*        Form of Non-Statutory Stock Option Agreement, Insurance Auto Auctions,
                Inc. 1991 Stock Option Plan, as restated (including Form of Notice of
                Grant of Stock Option) -- employee.

10.3(3)*        Form of Stock Option Agreement: Non-Employee Director, Automatic Option
                Grant, Insurance Auto Auctions, Inc. Stock Option Plan, as restated
                (including Form of Notice of Grant of Stock Option).

10.4(3)*        Form of Incentive Stock Option Agreement, Insurance Auto Auctions, Inc.
                1991 Stock Option Plan, as restated (including Form of Notice of Grant of
                Stock Option) -- employee.

10.5(3)*        Form of Non-Statutory Stock Option Agreement, Insurance Auto Auctions,
                Inc. 1991 Stock Option Plan, as restated (including Form of Notice of
                Grant of Stock Option) -- officer.

10.6(3)*        Form of Incentive Stock Option Agreement, Insurance Auto Auctions, Inc.
                1991 Stock Option Plan, as restated (including Form of Notice of Grant of
                Stock Option) -- officer.

10.7(6)*        Form of Incentive Stock Option Agreement, Insurance Auto Auctions, Inc.
                1995 Supplemental Stock Option Plan.

10.8(18)*       Form of Non-Statutory Stock Option Agreement, Insurance Auto Auctions,
                Inc. 2003 Stock Incentive Plan replacing the 1991 Stock Option Plan as amended and restated.

10.9(2)         Facilities Lease Agreement dated January 17, 1992, by and between Melvin
                R. Martin and MASP.

10.10(16)       Facilities Lease Agreement dated August 7, 2003, by and between MRM
                Investments, L.L.P. and Insurance Auto Auctions, Inc. as amended.

10.11(16)       Facilities Lease Agreement dated August 7, 2003, by and between MJB
                Properties and Insurance Auto Auctions, Inc. as amended.

10.12(16)       Temporary Use License Agreement dated March 1, 2004 by and between MRM
                Investments Limited Partnership and Insurance Auto Auctions, Inc.

10.13(4)        Lease, dated December 1, 1993, by and between Allstate Insurance Company and BCAC.

10.14(16)       Second Amended and Restated Credit Agreement, dated as of March 19, 2004, among the Registrant and the lenders from time to time parties hereto, and
                LaSalle Bank National Association, as Administrative Agent.

10.15(7)*       Form of Change of Control Employment Agreement by and between the Company and certain of its executive officers.

10.16(14)       Credit Agreement between the Registrant and LaSalle National Bank dated as of February 15, 2002.

10.17(14)       Rate Swap Agreement pursuant to the Credit Agreement between the
                Registrant and LaSalle National Bank dated as of March 13, 2002.

10.18(15)       Amended and Restated Credit Agreement between the Company and LaSalle
                National Bank dated as of June 25, 2003.

10.19(12)*      Insurance Auto Auctions, Inc. Employee Stock Purchase Plan, as amended as of June 30, 2001.

10.20(8)        Form of Indemnification Agreement dated as of February 24, 1999 by and between the Company and its Directors and Executive Officers.

10.21(13)*      Insurance Auto Auctions, Inc. 1991 Stock Option Plan, as amended and restated as of June 19, 2002.

10.22(9)*       Executive Severance Plan for Officers dated August 9, 2000, by and between the Company and the Company's executive officers.

10.23(9)*       Employment agreement, dated November 17, 2000, by and between the Company and Thomas C. O'Brien.

10.24(11)*      Amended and Restated Employment Agreement dated April 2, 2001 by and between the Company and Thomas C. O'Brien.

10.25(11)*      Employment Agreement dated April 2, 2001 by and between the Company and
                David R. Montgomery.

10.26(11)*      Employment Agreement dated April 2, 2001 by and between the Company and
                Scott P. Pettit.

10.27(13)*      Insurance Auto Auctions, Inc. 2002 Long Term Incentive Plan.

10.28(16)*      Employment Agreement dated October 23, 2003 by and between the Company and
                John R. Nordin.

10.29(17)       Lease Agreement dated April 13, 2004, by and between Westbrook Corporate
                Center, L.L.C. and Insurance Auto Auctions, Inc.

10.30(18)*      Employment Agreement dated July 23, 2004 by and between the Company and
                John Kett.

10.31(19)*      2005 Shareholder Value Incentive Plan.

10.32*          Employment Agreement dated October 6, 2004 by and between the Company and
                Sidney L. Kerley.

10.33           Waiver dated March 3, 2005 to the Second Amended and Restated Credit
                Agreement dated as of March 19, 2004 by and among the Company and LaSalle
                Bank National Association.

10.34           Lease Agreement dated September 20, 2004 by and between the Company and
                MCI.

10.35           Lease Agreement dated January 23, 2004 by and between the Company and
                Savin Corporation.

10.36(20)       Insurance Auto Auctions, Inc Employee Stock Purchase Plan, as amended as of June 30, 2004.

21              Subsidiaries of the Registrant.

23              Consent of Independent Registered Public Accounting Firm.

24              Power of Attorney (see signatures page).

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

(14) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 29, 2002.

(15) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 29, 2003.

(16) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 28, 2003.

(17) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended March 28, 2004.

(18) Incorporated by reference from an exhibit included in the Registrant's Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 27, 2004.

(19) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form 8-K (File No. 0-19594) filed with the SEC on February 23, 2005.

(20) Incorporated by reference from an exhibit included in the Registrant's Current Report on Form S-8 (File No. 0-19594) filed with the SEC on July 1, 2004.

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

                                    INSURANCE AUTO AUCTIONS, INC.

                                    By: /s/ Thomas C. O'Brien
                                       -------------------------------------
                                       President and Chief Executive Officer

Date: March 14, 2005

POWER OF ATTORNEY

We, the undersigned directors and executive officers of Insurance Auto Auctions, hereby severally constitute Thomas C. O'Brien and Scott P. Pettit, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendment to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of March, 2005.

  /s/ Thomas C. O'Brien        President and Chief Executive Officer, Director
--------------------------     (Principal Executive Officer)
     Thomas C. O'Brien

   /s/ Scott P. Pettit         Senior Vice President and Chief Financial Officer
--------------------------     (Principal Financial Officer)
     Scott P. Pettit           (Principal Accounting Officer)

    /s/ Peter H. Kamin         Chairman of the Board of Directors
--------------------------
      Peter H. Kamin

   /s/ Todd F. Bourell         Director
--------------------------
     Todd F. Bourell

   /s/ Maurice A. Cocca        Director
--------------------------
     Maurice A. Cocca

 /s/ Philip B. Livingston      Director
--------------------------
   Philip B. Livingston

    /s/ John K. Wilcox         Director
--------------------------
      John K. Wilcox

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Insurance Auto Auctions, Inc.:

We have audited the accompanying consolidated balance sheets of Insurance Auto Auctions, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated income statements, statements of shareholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG

Chicago, Illinois
March 11, 2005

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                 (dollars in thousands except per share amounts)

                                                                          DECEMBER 26,   DECEMBER 28,
                                                                              2004           2003
                                                                          ------------   ------------
ASSETS

Current assets:
      Cash                                                                 $  13,325      $  15,486
      Accounts receivable, net                                                50,443         48,375
      Inventories                                                             14,498         13,602
      Deferred income taxes                                                    4,693          4,180
      Other current assets                                                     1,613          3,099
                                                                           ---------      ---------
           Total current assets                                               84,572         84,742
                                                                           ---------      ---------
Property and equipment, net                                                   74,684         60,187
Deferred income taxes                                                          6,481          5,608
Intangible assets, net                                                         1,747          2,101
Goodwill, net                                                                137,494        135,062
Other assets                                                                     482             93
                                                                           ---------      ---------
                                                                           $ 305,460      $ 287,793
                                                                           =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                     $  38,505      $  36,658
      Accrued liabilities                                                     13,513         12,556
      Obligations under capital leases                                         1,094          2,822
      Income taxes payable                                                     1,067              -
      Obligation under line of credit                                          6,000              -
      Current installments of long-term debt                                   7,512          7,547
                                                                           ---------      ---------
           Total current liabilities                                          67,691         59,583
                                                                           ---------      ---------

Deferred income taxes                                                         20,729         17,748
Other liabilities                                                              4,353          2,598
Obligation under capital leases                                                  661          1,891
Long-term debt, excluding current installments                                 9,375         16,887
                                                                           ---------      ---------
           Total liabilities                                                 102,809         98,707
                                                                           ---------      ---------

Shareholders' equity:
      Preferred stock, par value of $.001 per share
           Authorized 5,000,000 shares; none issued                                -              -
      Common stock, par value of $.001 per share
           Authorized 20,000,000 shares; 12,709,758 shares issued
           and 11,569,156 outstanding as of December 26, 2004; and
           12,325,482 shares issued and 11,518,273 outstanding
           as of December 28, 2003                                                12             12
      Additional paid-in capital                                             151,793        145,856
      Treasury stock, 906,480 shares at December 26, 2004 and
           807,209 shares at December 28, 2003                                (9,637)        (8,012)
      Deferred compensation related to restricted stock                       (4,343)          (892)
      Accumulated other comprehensive income (loss)                             (186)          (625)
      Retained earnings                                                       65,012         52,747
                                                                           ---------      ---------
           Total shareholders' equity                                        202,651        189,086
                                                                           ---------      ---------
                                                                           $ 305,460      $ 287,793
                                                                           =========      =========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                         Consolidated Income Statements

                 (dollars in thousands except per share amounts)

                                                            2004           2003           2002
                                                          ---------      ---------      ---------
Revenues:
     Fee income                                           $ 208,743      $ 169,687      $ 162,845
     Vehicle sales                                           31,436         39,963         71,352
                                                          ---------      ---------      ---------
                                                            240,179        209,650        234,197
Cost of sales:
     Branch cost                                            157,297        135,157        125,530
     Vehicle cost                                            26,694         35,301         65,463
                                                          ---------      ---------      ---------
                                                            183,991        170,458        190,993
                                                          ---------      ---------      ---------

         Gross profit                                        56,188         39,192         43,204

Operating expense:
     Selling, general and administrative                     34,978         30,225         27,711
     Loss/(gain) on sale of property and equipment              301             54           (104)
     Business transformation costs                                -          3,902          8,067
                                                          ---------      ---------      ---------

         Earnings from operations                            20,909          5,011          7,530

Other (income) expense:
     Interest expense                                         1,572          1,505            678
     Other income                                               (67)          (130)          (171)
                                                          ---------      ---------      ---------

         Earnings before income taxes                        19,404          3,636          7,023

Income taxes                                                  7,139          1,304          3,015
                                                          ---------      ---------      ---------

         Net earnings                                     $  12,265      $   2,332      $   4,008
                                                          =========      =========      =========

Earnings per share:
         Basic                                            $    1.06      $     .20      $     .33
                                                          =========      =========      =========
         Diluted                                          $    1.04      $     .20      $     .32
                                                          =========      =========      =========

Weighted average shares outstanding (in thousands):
         Basic                                               11,526         11,652         12,235
         Effect of stock options                                288             80            296
                                                          ---------      ---------      ---------
         Diluted                                             11,814         11,732         12,531
                                                          =========      =========      =========

See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                             (dollars in thousands)



                                     Common Stock                              Deferred    Accumulated
                                 -------------------  Additional             Compensation     Other                      Total
                                  Number               Paid-in    Treasury    Restricted   Comprehensive   Retained   Shareholders'
                                 of shares   Amount    Capital     Stock        Stock)     Income (Loss)   Earnings      Equity
                                ----------  --------  ---------- ----------  ------------  -------------  ----------  -------------
Balance at December 30, 2001    12,162,290  $     12  $  142,575 $       --  $         --  $          --  $   46,407  $     188,994
                                ==========  ========  ========== ==========  ============  =============  ==========  =============

Net earnings                            --        --          --         --            --             --       4,008          4,008
Other comprehensive loss
  Change in fair value of
    interest rate swap contract
    (net of tax benefit, $467)          --        --          --         --            --           (745)         --           (745)
                                                                                                                      -------------
Comprehensive income                                                                                                          3,263
Stock options exercised            115,555        --       1,341         --            --             --          --          1,341
Tax benefit related to stock
  options exercised                     --        --         247         --            --             --          --            247
Shares issued for the employee
  stock purchase plan               14,754        --         257         --            --             --          --            257
                                ----------  --------  ---------- ----------  ------------  -------------  ----------  -------------

Balance at December 29, 2002    12,292,599  $     12  $  144,420 $       --  $         --  $        (745) $   50,415  $     194,102
                                ==========  ========  ========== ==========  ============  =============  ==========  =============

Net earnings                            --        --          --         --            --             --       2,332          2,332
Other comprehensive income -
  Change in fair value of
    interest rate swap contract
    (net of tax, $78)                   --        --          --         --            --            120          --            120
                                                                                                                      -------------
Comprehensive income                                                                                                          2,452
Stock options exercised              6,920        --         127         --            --             --          --            127
Tax benefit related to stock
  options exercised                     --        --          15         --            --             --          --             15
Shares issued for the employee
  stock purchase plan               25,963        --         373         --            --             --          --            373
Treasury stock purchased          (807,209)       --          --     (8,012)           --             --          --         (8,012)
Deferred compensation relating
  to restricted stock grants            --        --         921         --          (921)            --          --             --
Amortization of deferred
  compensation                          --        --          --         --            29             --          --             29
                                ----------  --------  ---------- ----------  ------------  -------------  ----------  -------------

Balance at December 28, 2003    11,518,273  $     12  $  145,856 $   (8,012) $       (892) $        (625) $   52,747  $     189,086
                                ==========  ========  ========== ==========  ============  =============  ==========  =============
Net earnings
Other comprehensive income -                                                                                  12,265         12,265
  Change in fair value of
    interest rate swap contract
    (net of tax, $273)                  --        --          --         --            --            439          --            439
                                                                                                                      -------------
Comprehensive income                                                                                                         12,704
Stock options exercised            104,231        --       1,297         --            --             --          --          1,297
Tax benefit related to stock
  options exercised                     --        --         275         --            --             --          --            275
Shares issued for the employee
  stock purchase plan               29,298        --         329         --            --             --          --            329
Treasury stock purchased           (99,271)       --          --     (1,625)           --             --          --         (1,625)
Deferred compensation relating
  to restricted stock grants            --        --       4,036         --        (4,036)            --          --             --
Amortization of deferred
  compensation                          --        --          --         --           585             --          --            585
Restricted stock released           16,625        --          --         --            --             --          --             --
                                ----------  --------  ---------- ----------  ------------  -------------  ----------  -------------

Balance at December 26,2004     11,569,156  $     12  $  151,793 $   (9,637) $     (4,343) $        (186) $   65,012  $     202,651
                                ==========  ========  ========== ==========  ============  =============  ==========  =============

     See accompanying Notes to Consolidated Financial Statements

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                         2004          2003         2002
                                                                      ----------     --------     --------
Cash flows from operating activities:
   Net earnings                                                       $   12,265     $  2,332     $  4,008
   Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                    12,985       10,661        9,901
         Loss (gain) on disposal of fixed assets                             301           54         (104)
         Loss (gain) on change in fair market value of derivative              -         (307)         307
         Deferred compensation related to restricted stock                   585           29            -
         Deferred income taxes                                             1,595          788        2,827
         Tax benefit related to employee stock compensation                  275           15          247
         Changes in assets and liabilities
            (excluding effects of acquired companies):
                (Increase) decrease in:
                   Accounts receivable, net                               (1,536)        (752)       9,180
                   Inventories                                              (896)      (2,442)       2,347
                   Other current assets                                    1,486          489          594
                   Other assets                                           (1,438)        (975)         (64)
                Increase (decrease) in:
                   Accounts payable                                        1,612        6,349      (12,795)
                   Accrued liabilities                                     3,151         (878)       2,289
                   Income taxes                                            1,067            0            0
                                                                      ----------     --------     --------
                      Total adjustments                                   19,187       13,031       14,729
                                                                      ----------     --------     --------
         Net cash provided by operating activities                        31,452       15,363       18,737
                                                                      ----------     --------     --------

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (continued)

                             (dollars in thousands)

                                                                                 2004        2003       2002
                                                                               --------    --------    --------
Cash flows from investing activities:
         Capital expenditures                                                  $(28,717)   $(16,343)   $(15,241)
         Proceeds from sale of investments                                            -           -       2,643
         Proceeds from disposal of property and equipment                         1,520          60         187
         Payments made in connection with acquired companies,
                  net of cash acquired                                           (1,912)     (7,872)     (1,510)
                                                                               --------    --------    --------

                  Net cash used in investing activities                         (29,109)    (24,155)    (13,921)
                                                                               --------    --------    --------
Cash flows from financing activities:
         Proceeds from issuance of common stock                                   1,626         500       1,598
         Proceeds from borrowings                                                 6,000      30,000           -
         Principal payments of long-term debt                                    (7,547)     (5,668)    (20,041)
         Purchase of treasury stock                                              (1,625)     (8,012)          -
         Principal payments - capital leases                                     (2,958)     (2,569)       (813)
                                                                               --------    --------    --------

                  Net cash provided by (used in) financing activities            (4,504)     14,251     (19,256)
                                                                               --------    --------    --------
Net increase (decrease) in cash                                                  (2,161)      5,459     (14,440)

Cash at beginning of year                                                        15,486      10,027      24,467
                                                                               --------    --------    --------

Cash at end of year                                                            $ 13,325    $ 15,486    $ 10,027
                                                                               ========    ========    ========

Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                  Interest                                                     $  1,723    $  1,639    $  1,433
                                                                               ========    ========    ========
                  Income taxes paid                                            $  5,404    $    855    $  2,492
                                                                               ========    ========    ========
                  Income taxes refunded                                        $  1,011    $  1,390    $  3,860
                                                                               ========    ========    ========
         Non-cash financing activities:
                  Capital leases                                               $      -    $  3,375    $  4,720
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

      FISCAL PERIODS

      Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks and ended on December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

      REVENUE RECOGNITION

      Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes certain buyer-related fees, which are recognized when payment is received.

      INVENTORIES

      Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories sold are charged to operations based upon the specific-identification method.

      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, accounts receivable, short and long-term debt and derivative financial instruments. The fair values of these instruments approximate their carrying values.

      GOODWILL IMPAIRMENT

      As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that such assets may be

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      impaired. If this review indicates that an asset is impaired as determined by a comparison of the fair value to the carrying amount, including goodwill, the carrying value of the asset would be reduced to its estimated fair market value. The annual impairment test of intangible assets is performed in the first quarter of each year. The fiscal 2004 annual test did not indicate any impairment.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the assets carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, the Company may be required to reduce the carrying amount of an asset to its fair value.

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

      DEPRECIATION AND AMORTIZATION

      Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to forty years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the life of the lease, whichever is less.

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

      RESTRICTED STOCK

      In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock grant program, shares of common stock of the Company may be granted at no cost to certain officers and key

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      employees. Plan participants are entitled to cash dividends and to vote their respective shares received pursuant to the program. Restrictions limit the sale or transfer of these shares over a four-year period. The sale and transfer restrictions on shares received under the program expire at a rate of 25% per year or earlier, on the achievement of certain performance based goals. Upon issuance of shares of common stock under the plan, unearned compensation equivalent to the market value of the shares at the date of the grant is charged to shareholders' equity and subsequently amortized to expense over the restriction period.

      In 2003, 66,500 restricted shares were granted. In 2004, 182,600 restricted shares were granted. Compensation expense in 2004 was $0.6 million and in 2003 was less than $0.1 million. Compensation expense was accelerated by $0.3 million in the fiscal year ended December 26, 2004 due to the achievement of certain performance levels. In fiscal 2004 and 2003, there were no forfeitures of restricted shares.

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

      The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", awards of stock options and restricted stock to employees, including straight-line recognition of compensation cost over the related vesting periods for fixed awards:

                                                             2004        2003        2002
                                                           --------    --------    --------
                                                               (dollars in thousands)
      Net earnings as reported                             $ 12,265    $  2,332    $  4,008
      Add: Stock-based employee compensation
             expense included in reported net earnings,
             net of related tax effects                         370          45           -
      Deduct:  Total stock-based employee
             compensation expense determined
             under the fair value based method
             for all awards, net of related
             tax effects                                     (2,835)     (1,795)     (1,288)
                                                           --------    --------    --------

      Pro forma net earnings                               $  9,800    $    582    $  2,720
                                                           ========    ========    ========

      Pro forma earnings per share
             Basic                                         $    .85    $    .05    $    .22
                                                           ========    ========    ========
             Diluted                                       $    .83    $    .05    $    .22
                                                           ========    ========    ========

      The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $11.98 $9.65 and $10.13, respectively, based upon grant date valuations using the Black-Scholes option pricing model with the following weighted average assumptions in 2004, 2003 and 2002: expected dividend yield of 0.0% in all years; expected volatility of .89%, .84% and .83%, respectively; risk-free interest rate of 3.7%, 3.1% and 2.8%, respectively; and an average expected option life of 5.2, 5.0 and
      4.9 years, respectively.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain internal use computer software costs, after technological feasibility has been established in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized software costs are amortized utilizing the straight-line method over the economic lives of the related assets not to exceed five years.

DERIVATIVE FINANCIAL INSTRUMENT

In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, but does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. The interest rate swap has been accounted for in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The swap has been designated as a cash flow hedge. Changes in fair value of the swap are recorded in other comprehensive income to the extent that the swap is effective as a hedge and reclassified to earnings in the same period that earnings are affected by the variability in cash flows of the hedged item.

NEW ACCOUNTING PRONOUNCEMENTS


      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. As required by SFAS 151, we will adopt this new accounting standard at the beginning of our first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption on our financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29." SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we will adopt this new accounting standard at the beginning of our first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption on our financial statements.

(2)   GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at December 26, 2004 and December 28, 2003:

                                                 COST
                                --------------------------------------
                                ASSIGNED LIFE     2004           2003
                                -------------    ------         ------
                                                 (dollars in millions)
Goodwill                        Indefinite       $167.0         $164.6
Covenants not to compete        3 to 5 years        4.2            4.0
                                                 ------         ------
                                                 $171.2         $168.6
                                                 ======         ======

                                         ACCUMULATED AMORTIZATION
                                --------------------------------------
                                ASSIGNED LIFE     2004           2003
                                -------------    ------         ------
                                                 (dollars in millions)

Goodwill                        Indefinite       $ (29.5)       $ (29.5)
Covenants not to compete        3 to 5 years        (2.5)          (1.9)
                                                 -------        -------
                                                 $ (32.0)       $ (31.4)
                                                 =======        =======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Goodwill increased by $2.4 million in fiscal 2004. During the year, the Company acquired one new facility. The excess of the purchase price over the fair market value of the net identifiable assets acquired of $1.4 million has been recorded as goodwill. The balance of $1.0 million was due to earnout payments made in 2004 associated with prior year acquisitions.

      Amortization expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 was $0.6 million, $0.5 million and, $0.3 million, respectively. These amounts are included within selling, general and administrative expense on the Company's Consolidated Income Statements. Based on existing intangibles, the projected annual amortization expense for each fiscal years 2005 and 2006 is $0.6 million, $0.4 million for 2007 and $0.2 million for 2008. The assets will be fully amortized by 2009.

(3)   COMPREHENSIVE INCOME

      Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 as follows (dollars in thousands):

                                             2004        2003        2002
                                           --------    --------    --------
                                                (dollars in thousands)
Net earnings                               $ 12,265    $  2,332    $  4,008
Other comprehensive income (loss)
       Change in fair value of interest
         rate swap agreement                    712         198      (1,212)
       Income tax benefit (expense)            (273)        (78)        467
                                           --------    --------    --------
Comprehensive income                       $ 12,704    $  2,452    $  3,263
                                           ========    ========    ========

      The changes in fair value of the Company's interest rate swap agreement were due to changes in interest rates.

(4)   CREDIT FACILITIES

      Long-term debt is summarized as follows:

                                                                  2004          2003
                                                                --------      -------
                                                                 (dollars in thousands)
Unsecured term loan, interest payable at variable rate based upon LIBOR. Principal repaid in 16 equal installments
   commencing March 31, 2003                                    $ 16,875      $24,375

Notes payable issued in connection with the acquisition
   of a subsidiary, interest payable at 8%                            12           59
                                                                --------      -------
                                                                  16,887       24,434
Less current installments                                          7,512        7,547
                                                                --------      -------
                                                                $  9,375      $16,887
                                                                ========      =======

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Total principal repayments required for each of the next three fiscal years under all long-term debt agreements are summarized as follows:

             (dollars in thousands)

2005              $  7,512
2006                 7,500
2007                 1,875
                  --------
                  $ 16,887
                  ========

      On February 15, 2003, the Company borrowed all remaining available funds under its $30.0 million credit facility. The credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable rate based upon LIBOR. The aggregate principal balance of the loan was required to be paid in sixteen consecutive equal quarterly installments commencing on March 31, 2003.

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

      On March 19, 2004, the Company entered into the Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, including those applicable as of December 28, 2003 and those applicable for fiscal 2004, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables, and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. The Company's financing agreement limits potential future dividend payments to no more than 25% of the Company consolidated net income earned over a specified period. As of December 26, 2004, the Company has borrowed $6.0 million against the revolving line of credit and $16.9 million under the term credit facility. At December 26, 2004, the Company was in compliance with its credit agreement covenants, except its expenditure basket covenant for which it received a waiver in March 2005.

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

      In 2003, the Company recorded a $0.3 million non-cash benefit related to the change in fair value of the interest rate swap agreement. At December 28, 2003, the Company also recorded $0.1 million (net of tax) as

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      comprehensive income related to the change in fair market value of its interest rate swap agreement. At December 26, 2004, the entire swap agreement qualified for hedge accounting and all charges in the fair value of the swap were recorded, net of tax, through other comprehensive income (see Note 3.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(6)   INCOME TAXES

      Income tax expense is summarized as follows:

                2004         2003         2002
              --------    ---------    ----------
                     (dollars in thousands)
Current:
   Federal    $  5,028    $     573    $    (161)
   State           790           19         (116)
              --------    ---------    ---------
                 5,818          592         (277)
              --------    ---------    ---------
Deferred:
   Federal       1,092          509        2,756
   State           229          203          536
              --------    ---------    ---------
                 1,321          712        3,292
              --------    ---------    ---------
              $  7,139    $   1,304    $   3,015
              ========    =========    =========

The Company evaluates the realizability of its deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 26, 2004. The Company has established a valuation allowance when the utilization of the tax asset is uncertain. Additional timing differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes a tax benefit will not be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 2004 and December 28, 2003 are presented below:

                                                    2004          2003
                                                ------------   ----------
                                                  (dollars in thousands)
Deferred tax assets attributable to:
   Inventories                                  $     2,261    $   1,931
   Other                                              2,432        2,249
   Depreciation                                       5,946        5,219
   State net operating losses carried forward         1,618        2,108
                                                -----------    ---------

   Gross Deferred Tax Assets                         12,257       11,507
   Valuation allowance                               (1,083)      (1,719)
                                                -----------    ---------
   Net deferred tax assets                           11,174        9,788

Deferred tax liabilities attributable to:
   Intangible assets                                (20,729)     (17,748)
                                                -----------    ---------

   Net deferred tax liabilities                 $    (9,555)   $  (7,960)
                                                ===========    =========

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

                                               2004        2003       2002
                                             --------    --------   --------
                                                  (dollars in thousands)
"Expected" income tax expense                $  6,791    $  1,236   $  2,388
State income taxes, net of Federal effect         662         146        277
Increase (decrease) in valuation allowance       (636)        264        308
Reduction of tax accruals                           -        (527)      (291)
 Other                                            322         185        333
                                             --------    --------   --------
                                             $  7,139    $  1,304   $  3,015
                                             ========    ========   ========

The Company is obligated to file tax returns and pay Federal and state income taxes in numerous jurisdictions. The reductions in income tax accruals relate to amounts that were no longer required, due primarily to closed tax return audits and closed tax years for a number of jurisdictions.

At December 26, 2004, the Company had state income tax net operating loss carryforwards of approximately $34.4 million. The net operating loss carryforwards expire in the years 2005 through 2024.

Due to the fact that NOLs can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the NOLs which may ultimately be utilized to offset future taxable income may vary materially from the Company's estimates. The Company has established a reserve for NOL-related contingencies based on its estimates of the amount of benefit from these NOLs that it may ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the deferred tax asset or the reserve for tax-related contingencies may cause the Company's provision for income taxes to vary significantly from period to period, although cash tax payments will remain unaffected until the NOLs are utilized.

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

      Under the Plans, as of December 26, 2004, options to purchase an aggregate of 1,745,492 shares were outstanding at a weighted average exercise price of $13.50 per share and 169,713 shares remained available for future grant.

      In 2003, the Company initiated a restricted stock program. Under the Company's restricted stock program, common stock of the Company may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares. Restrictions limit the sale or transfer of these shares over a four year period. The sale and transfer restrictions on shares received under the program expire at a rate of 25% per year or earlier, based on the achievement of certain performance based goals. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the shares at the date of grant is charged to shareholders' equity and subsequently amortized to expense over the restriction period. In 2004, 182,600 restricted shares were granted and in 2003, 66,500 restricted shares were granted. Compensation expense in 2004 was $0.6 and less than $0.1 million in 2003. Compensation expense was accelerated by $0.2 million in the fiscal year ended December 26, 2004 due to anticipated achievement of performance goals in 2005. In fiscal 2004, there were no forfeitures of restricted shares.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Activity under the Plans during 2004, 2003 and 2002 is as follows:

                                                  WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                AVERAGE                 AVERAGE
                                        2004      EXERCISE      2003      EXERCISE      2002      EXERCISE
                                       SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                     ---------    --------   ---------    --------   ----------   --------
Balance at beginning of year         1,821,000    $  13.49   1,518,000    $  14.13   1,397,000    $  14.48
    Options granted                     75,000       16.72     490,000       13.89     377,000       15.75
    Options canceled                   (47,000)      20.60    (180,000)      20.09    (140,000)      24.13
    Options exercised                 (104,000)      12.44      (7,000)      11.61    (116,000)      11.62
                                     ---------    --------   ---------    --------   ---------    --------
Balance at end of year               1,745,000    $  13.50   1,821,000    $  13.49   1,518,000    $  14.13
                                     =========    ========   =========    ========   =========    ========
Options exercisable at end of year   1,122,000                 824,000                 596,000
                                     =========               =========               =========

      Additional information about options outstanding as of December 26, 2004 is presented below:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                             --------------------------   --------------------
                                    WEIGHTED AVERAGE
                                 ----------------------
                                  REMAINING                           WEIGHTED
                                 CONTRACTUAL                          AVERAGE
 RANGE OF EXERCISE   NUMBER OF       LIFE      EXERCISE   NUMBER OF   EXERCISE
      PRICES          OPTIONS     (IN YEARS)     PRICE     OPTIONS     PRICE
------------------   ---------   -----------   --------   ---------   --------
$  7.00 to $ 10.00      34,000       3.59      $   9.21      34,000   $   9.21
  10.38 to   13.95   1,198,000       6.06         12.54     833,000      12.11
  14.11 to   22.75     509,000       7.56         15.93     251,000      15.95
  28.63 to   32.50       4,000        .41         28.63       4,000      28.63
                     ---------                            ---------
$  7.00 to $ 32.50   1,745,000       6.44         13.50   1,122,000      12.94
                     =========                            =========

      The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 2002 to 2004, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plan were $0.8 million in 2004, $0.8 million in 2003 and $0.8 million in 2002.

(8)   RELATED PARTY TRANSACTIONS

      The Company leases certain properties from a recently retired member of its Board of Directors. The Company believes the terms of the leases are no less favorable than those available from unaffiliated third party lessors. Rental payments to the Related Party were $1.2 million in 2004, and $0.8 million in 2003 and 2002. In 2004 and 2003, the Company incurred $3.9 million and $2.7 million, respectively, in costs to upgrade properties owned by the Related Party. A portion of the investment to upgrade these facilities was funded by the Related Party. The Company agreed to modify its future lease payments to take into consideration the costs funded by the Related Party. The total of all future

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      rent payments related to the Related Party's funding is $2.8 million. The Company also initiated a temporary license agreement in March 2004 to expand the amount of property available at one of the leased facilities. The temporary lease agreement does not have a specified term, can be terminated by either party upon 30 days written notice, and has an annual rental of less than $0.2 million.

(9)   COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities and certain equipment under operating leases with related and unrelated parties, which expire through August 2021. Rental expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, was $24.1 million, $22.5 million and $22.1 million, respectively.

      In 2004, the Company entered into a new lease agreement for 38,000 square feet of space for use as its corporate offices in Westchester, Illinois. This lease commenced in September 2004 and expires in August 2016. The total future rent obligation associated with this new lease is $10.3 million. The Company used an allowance totaling $1.9 million from the lessor to build-out the office space.

      In 2002, the Company began leasing certain equipment under capital leases. Equipment leased under these leases amounted to $1.8 in 2004, $3.4 million in 2003 and $4.7 million in 2002.

      Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at December 26, 2004 are as follows:

                                             OPERATING     CAPITAL
                                              LEASES       LEASES
                                             ---------    --------
                                             (dollars in thousands)
2005                                         $  21,528    $  1,203
2006                                            19,731         387
2007                                            16,355         316
2008                                            14,345          33
2009                                            12,178           -
Thereafter                                      67,623           -
                                             ---------    --------
                                             $ 151,760    $  1,939
                                             =========
Less amount representing interest expense                      184
                                                          --------
Future capital lease obligation                           $  1,755
                                                          ========

      Assets as of December 26, 2004 and December 28, 2003 recorded under capital leases are included in property and equipment, net as follows:

                              2004                   2003
                              ----                   ----
                                 (dollars in thousands)
Computer equipment          $  5,221               $  6,654
Security fencing               1,441                  1,441
                            --------               --------
                               6,662                  8,095
Accumulated amortization      (4,819)                (3,378)
                            --------               --------
                            $  1,843               $  4,717
                            ========               ========

      The Company has compensation agreements with certain officers and other key employees. In addition to base salary and bonus information, certain agreements have change in control provisions that address compensation due to the executive in the event of termination following a change of control.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      On September 16, 2003, the Company received notice from the King County Wastewater Treatment Division, Department of Natural Resources, that King County was in the process of building a water treatment facility and that the Company's Woodinville, Washington branch was located within the boundaries of the likely site for placement of this facility. On October 3, 2003, the Company received further notice from King County that it had extended an offer to purchase the Woodinville site from Waterman Properties and that, if the offer was accepted, the Company would be expected to enter into a lease arrangement with King County until such time as King County directed it to vacate the facility. In an open house meeting on December 1, 2003, King County announced that it expected all property owners and tenants to vacate the proposed water treatment site no later than the end of 2004. On March 4, 2004, the Company filed a lawsuit in Snohomish County Superior Court against King County and Waterman Properties asking the Court to appoint a receiver to manage a portion of the funds (up to $1.5 million) that Waterman Properties might receive from King County and to award the Company a portion of the condemnation award in an amount equal to the value of its leasehold improvements.

      In 2004, the Company negotiated a settlement with King County whereby the Company terminated its lease with Waterman Properties and dismissed its complaint against King County to permit the sale and purchase of the Woodinville property. The settlement further provided for $900,000 of the purchase price to be placed into escrow for payment of any judgment that might be awarded in the Company's on-going suit against Waterman Properties. The outcome of this action remains uncertain at this time. At year end, the Company exited the Woodinville facility wrote off its leasehold improvements of approximately $991,000. The Company expects to recover approximately $375,000 of which $200,000, that was recorded in 2004 as a reduction of the loss, is for branch re-establishment and $175,000 is for relocation of inventory.

      The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of its business. None of these claims are expected to have a material adverse effect on the Company's financial condition or operating results.

(10)  TREASURY STOCK

      The Company records treasury stock purchases using the cost method of accounting. In the third quarter of 2004, the Company repurchased 95,800 shares at an average price of $16.17 and in the fourth quarter the Company repurchased 3,471 shares at an average price of $21.75. The Company did not repurchase any shares during the first and second quarters of 2004. On a full year basis, the Company has repurchased 99,271 shares at an average price of $16.37 per share and a total cost of $1.6 million.

(11)  ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following as of December 26, 2004 and December 28, 2003:

                                             2004           2003
                                             ----           ----
                                           (dollars in thousands)
Unbilled receivables                      $ 35,555        $ 35,188
Trade accounts receivable                   14,596          12,787
Other receivables                            1,086           1,213
                                          --------        --------
                                            51,237          49,188
Less allowance for doubtful accounts          (794)           (813)
                                          --------        --------
                                          $ 50,443        $ 48,375
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

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(12)  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 26, 2004 and December 28, 2003:

                                                      2004           2003
                                                      ----           ----
                                                     (dollars in thousands)
Land                                                $   7,662      $   7,582
Buildings and improvements                             13,722         11,506
Equipment                                              49,645         39,302
Leasehold improvements                                 49,485         38,304
                                                    ---------      ---------
                                                      120,514         96,694
Less accumulated depreciation and amortization        (45,830)       (36,507)
                                                    ---------      ---------
                                                    $  74,684      $  60,187
                                                    =========      =========

      Depreciation expense was $12.4 million in 2004 and $10.2 million in 2003. Amortization of intangibles was $0.6 million in 2004 and $0.5 million in 2003.

(13)  EARNINGS PER SHARE

      There were no adjustments to net income to calculate diluted earnings per share. The table below reconciles basic weighted shares outstanding to diluted weighted average shares outstanding for the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

                                                  2004        2003         2002
                                                 ------      ------      -------
                                                          (in thousands)
Basic weighted average shares outstanding        11,526      11,652       12,235
Effect of dilutive securities - stock options       288          80          296
                                                 ------      ------      -------
Diluted weighted average shares outstanding      11,814      11,732       12,531
                                                 ======      ======      =======

      Options to purchase 0.1 million, 1.1 million and 0.1 million shares of common stock at an average price of $18.61, $14.81 and $28.90 per share were outstanding during the fiscal years ended 2004, 2003 and 2002, respectively, but were not included in the Company's diluted earnings per share calculations because the options' exercise prices were greater than the average market price of the Company's shares for the period.

(14)  ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

      In connection with the acquisition of the capital stock of Underwriters Salvage Company ("USC"), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life.

      The accumulated post retirement benefit obligation was determined using a discount rate of 5.75% at December 26, 2004, 6.25% at December 28, 2003 and 6.75% at December 29, 2002 and an average health care cost trend rate of approximately 10.0%, progressively decreasing to approximately 5.0% in the year 2009 and thereafter. A one percentage point change in the assumed health care cost trend rate would not have a material effect on the postretirement benefit obligation or on the aggregate service cost and interest cost components.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

     A reconciliation of the funded status of this program as of December 26, 2004 and December 28, 2003 follows:

                                                                                   2004        2003
                                                                                  -----       -----
                                                                                (dollars in thousands)
Benefit Obligations and Funded Status
Change in accumulated postretirement benefit obligation
   Accumulated postretirement benefit obligation at the beginning of the year   $  1,432   $     1,506
   Interest cost                                                                      47            95
   Actuarial (gain) or loss                                                         (678)          (69)
   Benefits paid                                                                     (57)         (100)
                                                                                --------   -----------
   Accumulated postretirement benefit  obligation at the end of the year             744         1,432

Change in plan assets
   Benefits paid                                                                     (56)         (100)
   Employer contributions                                                             56           100
                                                                                --------   -----------
Fair value of assets at the end of the year                                            -             -

Net amount recognized
   Funded status                                                                    (744)       (1,432)
   Unrecognized net (gain) or loss                                                (1,620)       (1,166)
                                                                                --------   -----------
   Net amount recognized                                                        $ (2,364)  $    (2,598)
                                                                                ========   ===========

Amounts recognized in the statement of financial position
   Accrued benefit liability                                                    $ (2,364)  $    (2,598)
                                                                                ========   ===========

Weighted average assumptions at the end of the year
   Discount rate                                                                    5.75%         6.25%

Assumed health care cost trend rates
   Health care cost trend rate assumed for next year                               10.00%         8.50%
   Ultimate rate                                                                    5.00%         5.00%
   Year that the ultimate rate is reached                                           2009          2010

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Net periodic benefit cost (income) is summarized as follows for the fiscal years 2004, 2003, and 2002:

                                              2004        2003        2002
                                              ----        ----        ----
NET PERIODIC BENEFIT COST (INCOME)               (dollars in thousands)
Interest cost                                $   47     $    95     $   103
Amortization of net (gain) or loss             (224)       (133)       (130)
                                             ------     -------     -------
Total net periodic benefit cost (income)     $ (177)    $   (38)    $   (27)
                                             ======     =======     =======

      Estimated future benefit payments for the next five years as of December 26, 2004 are as follows:

                      (dollars in thousands)
2005                       $   126
2006                           117
2007                           118
2008                           108
2009                            97
Thereafter                     259
                           -------
                           $   825
                           =======

      Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees.

(15)  ACQUISITIONS AND DIVESTITURES

      In fiscal 2004, the Company acquired Mid-South Salvage LLC located in Jackson, Mississippi. The acquisition leverages the Company's existing regional coverage in this market. The acquisition was accounted for using the purchase method of accounting. The results of operations of this acquisition are included in the Company's consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $1.9 million.

      In fiscal 2004, the Company sold its West Bridgewater, Massachusetts facility to Harvey Industries, Inc., a Massachusetts corporation, for $1.1 million. The Company recorded a gain on the sale of the West Bridgewater facility of $0.3 million, net of taxes.

(16)  SUBSEQUENT EVENT (UNAUDITED)

      In January 2005, the Company announced the opening of a new greenfield facility in Lincoln, Illinois. This new 15-acre facility will provide needed coverage in the central part of the state. The new facility will also improve the Company's regional coverage, complementing other existing locations.

      In February 2005, the Company entered into a definitive merger agreement to be acquired by affiliates of Kelso & Company ("Kelso"), a New York based private equity investment firm. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including shareholder approval and the completion of financing.

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(17)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized unaudited financial data for 2004 and 2003 are as follows:

                                          FIRST      SECOND       THIRD        FOURTH
                                         QUARTER     QUARTER     QUARTER       QUARTER
                                        --------    --------    ----------    ---------
                                        (dollars in thousands except per share amounts)
2004

   Revenues                             $ 57,191    $ 60,002    $   60,752    $  62,234
   Earnings from operations                4,334       4,877         5,734        5,964
   Net earnings                            2,301       2,655         3,354        3,955
   Basic earnings per share                  .20         .23           .29          .34
   Diluted earnings per share                .20         .22           .28          .33

2003

   Revenues                             $ 56,040    $ 53,338    $   49,127    $  51,145
   Earnings (loss) from operations         3,382       2,627          (520)        (478)
   Net earnings                            1,976       1,280          (594)        (330)
   Basic earnings (loss) per share           .16         .11          (.05)        (.03)
   Diluted earnings (loss) per share         .16         .11          (.05)        (.03)

      The sum of earnings per share for the four quarters of 2004 and 2003 does not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.

                                INDEX TO EXHIBITS

Exhibit No.

10.32 Employment Agreement dated October 6, 2004 by and between the Company and Sidney L. Kerley.

10.33 Waiver dated March 3, 2005 to the Second Amended and Restated Credit Agreement dated as of March 19, 2004 by and among the Company and LaSalle Bank National Association.

10.34            Lease Agreement dated September 20, 2004 by and between the
                 Company and MCI.

10.35 Lease Agreement dated January 23, 2004 by and between the Company and Savin Corporation.

21               Subsidiaries of the Registrant.

23               Consent Independent Registered Public Accounting Firm.

24               Power of Attorney (See signatures page).

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