Form 10-Q
period 2005-03-27
INSURANCE AUTO AUCTIONS, INC
filed 2005-05-06
CIK 880026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission File Number: 19594

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2005:

            Class                                          Outstanding
------------------------------                          -----------------
Common Stock, $0.001 Par Value                          11,862,344 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I.  FINANCIAL INFORMATION ..............................................         3

Item 1.  Financial Statements (Unaudited) ...................................         3

         Condensed Consolidated Statements of Operations ....................         3
         Condensed Consolidated Balance Sheets ..............................         4
         Condensed Consolidated Statements of Cash Flows ....................         5
         Notes to Condensed Consolidated Financial Statements ...............         6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................        11
         Overview ...........................................................        11
         Acquisitions and New Operations ....................................        11
         Results of Operations ..............................................        12
         Financial Condition and Liquidity ..................................        12
         Factors That May Affect Future Results .............................        13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .........        15

Item 4.  Controls and Procedures ............................................        15

PART II. OTHER INFORMATION ..................................................        16

Item 1.  Legal Proceedings ..................................................        16

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities .................................................        17

Item 3.  Defaults upon Senior Securities ....................................        17

Item 4.  Submission of Matters to a Vote of Security Holders ................        17

Item 5.  Other Information ..................................................        17

Item 6.  Exhibits and Reports on Form 8-K ...................................        18

SIGNATURES ..................................................................        19

                         INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands except earnings per share amounts)

                                      THREE MONTHS ENDED
                                    ----------------------
                                    MARCH 27,    MARCH 28,
                                      2005         2004
                                    ---------    ---------
                                          (UNAUDITED)
Revenues:
   Vehicle sales                     $ 9,843      $ 7,127
   Fee income                         61,100       50,064
                                     -------      -------
                                      70,943       57,191
Cost of sales:
   Vehicle cost                        8,465        5,984
   Branch cost                        42,677       38,395
                                     -------      -------
                                      51,142       44,379
                                     -------      -------

   Gross profit                       19,801       12,812

Operating expenses:
   Selling, general and
   administrative                     11,282        8,480
   Gain on sale of property
    and equipment                        (32)          (2)
                                     -------      -------
     Earnings from operations          8,551        4,334
Other (income) expense:
   Interest expense                      419          477
   Other income                          (32)         (10)
                                     -------      -------
     Earnings before income taxes      8,164        3,867

Provision for income taxes             3,143        1,566
                                     -------      -------
     Net earnings                    $ 5,021      $ 2,301
                                     =======      =======

Net earnings per share:
   Basic                             $   .43      $   .20
                                     =======      =======
   Diluted                           $   .41      $   .20
                                     =======      =======

Weighted average shares
   outstanding:
   Basic                              11,607       11,537
   Effect of dilutive securities         686          132
                                     -------      -------
   Diluted                            12,293       11,669
                                     =======      =======

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                  MARCH 27,    DECEMBER 26,
                                                                    2005          2004
                                                                 -----------   ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                           $  21,834     $  13,325
   Accounts receivable, net                                          51,169        50,443
   Inventories                                                       15,539        14,498
   Deferred income taxes                                              5,296         4,693
   Other current assets                                               3,504         1,613
                                                                  ---------     ---------
     Total current assets                                            97,342        84,572
                                                                  ---------     ---------
Property and equipment, net                                          74,716        74,684
Deferred income taxes                                                 6,613         6,481
Intangible assets, net                                                1,604         1,747
Goodwill                                                            137,494       137,494
Other assets                                                            562           482
                                                                  ---------     ---------
                                                                  $ 318,331     $ 305,460
                                                                  ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $  40,970     $  38,505
   Accrued liabilities                                               12,565        13,513
   Obligations under capital leases                                     807         1,094
   Income taxes payable                                               4,013         1,067
   Obligations under line of credit                                   9,000         6,000
   Current installments of long-term debt                             7,500         7,512
                                                                  ---------     ---------
     Total current liabilities                                       74,855        67,691
                                                                  ---------     ---------

Deferred income taxes                                                21,479        20,729
Other liabilities                                                     4,613         4,353
Obligations under capital leases                                        570           661
Long-term debt, excluding current installments                        7,500         9,375
                                                                  ---------     ---------
     Total liabilities                                              109,017       102,809
                                                                  ---------     ---------

Shareholders' equity:
   Preferred stock, par value of $.001 per share
     Authorized 5,000,000 shares; none issued                             -             -
   Common stock, par value of $.001 per share
     Authorized 20,000,000 shares; 12,760,498 shares issued
     and 11,622,661 outstanding as of March 27, 2005; and
     12,709,758 shares issued and 11,569,156 outstanding
     as of December 26, 2004                                             12            12
   Additional paid-in capital                                       152,636       151,793
   Treasury stock, 906,562 shares at March 27, 2005 and
     906,480 shares at December 26, 2004                             (9,638)       (9,637)
   Deferred compensation related to restricted stock                 (3,648)       (4,343)
   Accumulated other comprehensive loss                                 (81)         (186)
   Retained earnings                                                 70,033        65,012
                                                                  ---------     ---------
     Total shareholders' equity                                     209,314       202,651
                                                                  ---------     ---------
                                                                  $ 318,331     $ 305,460
                                                                  =========     =========

See accompanying notes to condensed consolidated financial statements.

                          INSURANCE AUTO AUCTIONS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                       -----------------------
                                                                                       MARCH 27,     MARCH 28,
                                                                                         2005          2004
                                                                                       ---------     ---------
                                                                                             (UNAUDITED)
Cash flows from operating activities:
Net earnings                                                                           $   5,021     $   2,301
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                         3,203         3,243
     Gain on sale of fixed assets                                                            (32)           (2)
     Deferred compensation related to restricted stock                                       695            57
     Deferred income taxes                                                                    15           392
     Tax benefit related to employee stock compensation                                       94             -

     Changes in assets and liabilities (excluding effects of acquired companies):
          (Increase) decrease in:
             Accounts receivable, net                                                       (726)       (2,045)
             Inventories                                                                  (1,041)       (1,285)
             Other current assets                                                         (1,891)          353
             Other assets                                                                    (80)         (117)
          Increase (decrease) in:
             Accounts payable                                                              2,465         5,069
             Accrued liabilities                                                            (583)       (1,338)
             Income taxes                                                                  2,946         2,117
                                                                                       ---------     ---------
     Net cash provided by operating activities                                            10,086         8,745
                                                                                       ---------     ---------
Cash flows from investing activities:
   Capital expenditures                                                                   (3,148)       (5,417)
   Proceeds from disposal of property and equipment                                           88           180
                                                                                       ---------     ---------
        Net cash used in investing activities                                             (3,060)       (5,237)
                                                                                       ---------     ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    749           259
   Proceeds from short-term borrowings                                                     3,000         7,000
   Principal payments on long-term debt                                                   (1,887)       (1,886)
   Purchase of treasury stock                                                                 (1)            -
   Principal payments - capital leases                                                      (378)         (712)
                                                                                       ---------     ---------

Net cash provided by financing activities                                                  1,483         4,661
                                                                                       ---------     ---------
Net increase in cash                                                                       8,509         8,169

Cash at beginning of period                                                               13,325        15,486
                                                                                       ---------     ---------
Cash at end of period                                                                  $  21,834     $  23,655
                                                                                       =========     =========
Supplemental disclosures of cash flow information:
   Cash paid or refunded during the period for:
     Interest                                                                          $     370     $     656
                                                                                       =========     =========
     Income taxes paid                                                                 $     154     $       2
                                                                                       =========     =========
     Income taxes refunded                                                             $       2     $   1,011
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

      As contemplated by the Securities and Exchange Commission ("SEC") under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in the Company's annual consolidated financial statements and notes thereto. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

      Fiscal year 2004 consisted of 52 weeks and ended December 26, 2004. Fiscal year 2005 will consist of 52 weeks and will end on December 25, 2005.

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

      The Company has circulated to its shareholders a Proxy Statement dated April 26, 2005 for a Special Meeting of Shareholders to be held on May 25, 2005, to consider and approve the Merger. Pending approval of the Merger Agreement by the shareholders and satisfaction of the other conditions included in the Merger Agreement, the Company expects the Merger to be completed shortly after the Special Meeting of Shareholders. Information contained in this Quarterly Report, especially forward looking information, should be read in light of the Merger.

      NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of adoption on our financial statements.

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

3.    COMPUTATION OF EARNINGS PER SHARE

      The computation of basic earnings per share is made using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the number of additional shares that would have been outstanding if the dilutive common shares had been issued. The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED
                                          -----------------------
                                          MARCH 27,     MARCH 28,
                                            2005          2004
                                          ---------    ----------
BASIC EARNINGS PER SHARE:
   Net earnings                           $  5,021      $  2,301
   Average basic shares outstanding         11,607        11,537
   Basic net earnings per share           $    .43      $    .20

DILUTED EARNINGS PER SHARE:
   Net earnings                           $  5,021      $  2,301
   Average basic shares outstanding         11,607        11,537
   Effect of dilutive securities
     Stock options                             647            65
     Restricted stock                           39            67
   Average diluted shares outstanding       12,293        11,669
   Diluted net earnings per share         $    .41      $    .20

4.    GOODWILL AND INTANGIBLES

      The Company performs its annual impairment test during the first quarter of each year. This year's annual impairment test did not indicate any impairment. Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at March 27, 2005 and December 26, 2004:

                                                       COST
                             ---------------------------------------------------------
                                                     MARCH 27,           DECEMBER 26,
                             ASSIGNED LIFE             2005                  2004
                             -------------     ---------------------     -------------
                                               (dollars in millions)
Goodwill                      Indefinite             $ 137.5                $ 137.5
Covenants not to compete     3 to 5 years                4.2                    4.2
                                                     -------                -------
                                                     $ 141.7                $ 141.7
                                                     =======                =======

                                              ACCUMULATED AMORTIZATION
                             ---------------------------------------------------------
                                                     MARCH 27,           DECEMBER 26,
                             ASSIGNED LIFE             2005                  2004
                             -------------     ---------------------     -------------
                                               (dollars in millions)
Covenants not to compete     3 to 5 years             $ (2.6)               $ (2.5)

      Amortization expense for the three months ended March 27, 2005 and March 28, 2004 was $0.1 million, respectively. This amount is included within selling, general and administrative expense on the Company's Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense for each of the years 2005 and 2006 is $0.6 million, $0.4 million for 2007 and $0.2 million for 2008. The assets will be fully amortized by 2009.

5.    FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $15.0 million term loan at March 27, 2005. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At March 27, 2005, the interest rate swap agreement had a notional amount of $15.0 million, and provided that the Company pay a fixed rate of interest of 4.4% and receive a LIBOR-based floating rate on the notional amount. At March 27, 2005, the interest rate on the term loan was 5.4%. At March 27, 2005, the entire swap agreement qualified for hedge accounting and all changes in the fair value of the swap were recorded, net of tax, through other comprehensive income (see Note 6). The fair market value of the swap as of March 27, 2005 and March 28, 2004 was approximately $131,000 and $970,000, respectively.

6.    COMPREHENSIVE INCOME

      Comprehensive income consists of net earnings and the change in fair value of the Company's interest rate swap agreement as follows (dollars in thousands):

                                          THREE MONTHS ENDED
                                        ----------------------
                                        MARCH 27,    MARCH 28,
                                          2005         2004
                                        ---------    ---------
Net earnings                            $  5,021     $  2,301
Other comprehensive income
   Change in fair value of interest
     rate swap agreement                     170           44
   Income tax expense                        (65)         (17)
                                        --------     --------
Comprehensive income                    $  5,126     $  2,328
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

      In 2003, the Company initiated a restricted stock grant program. Under the Company's restricted stock grant program, shares of the Company's common stock may be granted at no cost to certain officers and key employees. Plan participants are entitled to cash dividends and to vote their respective shares received pursuant to the program. Restrictions limit the sale or transfer of these shares over a four-year period. The sale and transfer restrictions on shares received under the program expire at a rate of 25% per year or earlier, based on the achievement of certain performance based goals. Upon issuance of shares of common stock under the plan, unearned compensation equivalent to the market value of the shares at the date of the grant is charged to shareholders' equity and subsequently amortized to expense over the four-year restriction period. In 2004, 182,600 restricted shares were granted and in 2003, 66,500 restricted shares were granted.

      Compensation expense for the three months ended March 27, 2005 was $0.7 million and $0.1 million for the three months ended March 28, 2004. Compensation expense was accelerated by $0.4 million in the three months ended March 27, 2005 due to the anticipated achievement of certain performance levels. In the first quarter of 2005, there were forfeitures of 1,200 restricted shares. There were no forfeitures of restricted shares in 2004.

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

                                                  THREE MONTHS ENDED
                                               -------------------------
                                               MARCH 27,       MARCH 28,
                                                  2005            2004
                                               ---------       ---------
Net earnings as reported                        $5,021          $ 2,301
Add: Stock-based employee compensation
   expense included in reported  net
   earnings, net of related tax effects            428               34
                                                ------          -------
Deduct: Total stock-based employee
   compensation expense determined under
   the fair value based method for all
   awards, net of related tax effects             (906)            (619)
                                                ------          -------
Pro forma net earnings                          $4,543          $ 1,716
                                                ======          =======
Earnings per share:

     Basic - as reported                        $  .43          $   .20
                                                ======          =======
     Basic - pro forma                          $  .39          $   .15
                                                ======          =======
     Diluted - as reported                      $  .41          $   .20
                                                ======          =======
     Diluted - pro forma                        $  .37          $   .15
                                                ======          =======

8.    COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities and certain equipment under operating and capital leases. As of March 27, 2005, the Company had not entered into any capital leases in the current year.

      On February 4, 2003, the Company filed a lawsuit in the Superior Court of California, County of Sacramento, against, among others, Emery Air Freight Corporation ("Emery") and Tennessee Technical Services ("TN Tech"), the aircraft maintenance provider. The lawsuit seeks to recover damages caused by the crash of an Emery DC-8 aircraft onto the Company's Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of the Company's facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and the Company was required to do so. The Company suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. The Company's property insurance carrier, Reliance, paid a large portion of its inventory losses. On April 12, 2005, the Company engaged in mediation with TN Tech. The mediation resulted in a settlement of the dispute whereby TN Tech agreed to pay $2.35 million to the Company for its unrecovered losses resulting from the crash. In exchange, the Company agreed to release TN Tech and Emery from all of its claims arising from the crash. The Company expects payment from the settlement mid-May 2005. The Company has not recorded any income related to the settlement with TN Tech.

9.    TREASURY STOCK

      The Company records treasury stock purchases using the cost method of accounting. In the first quarter of 2005, the Company repurchased 82 shares of common stock at an average price of $21.75 per share to cover tax expense realized by some employees whose restricted stock vested. The Company did not repurchase any shares during the first quarter of 2004.

10.   ACCOUNTS RECEIVABLE

      Accounts receivable consists of the following as of March 27, 2005 and December 26, 2004:

                                         MARCH 27, 2005     DECEMBER 26, 2004
                                         --------------     -----------------
                                           (Unaudited)
                                               (dollars in thousands)
Unbilled receivables                        $ 37,114             $ 35,555
Trade accounts receivable                     13,898               14,596
Other receivables                                861                1,086
                                            --------             --------
                                              51,873               51,237
Less allowance for doubtful accounts            (704)                (794)
                                            --------             --------
                                            $ 51,169             $ 50,443
                                            ========             ========

      Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and proceeds to be collected from both insurance companies and buyers.

11.   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at March 27, 2005 and December 26, 2004:

                                                      MARCH 27,   DECEMBER 26,
                                                        2005         2004
                                                    -----------   ------------
                                                    (Unaudited)
                                                     (dollars in thousands)
Land                                                 $  7,662        $ 7,662
Buildings and improvements                             13,878         13,722
Equipment                                              51,759         49,645
Leasehold improvements                                 50,184         49,485
                                                     --------       --------
                                                      123,483        120,514
Less accumulated depreciation and amortization        (48,767)       (45,830)
                                                     --------       --------
                                                     $ 74,716       $ 74,684
                                                     ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed, or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may, will, should, believes, expects, plans, future, intends, could, estimate, predict, projects, targeting, potential or contingent," the negative of these terms, or other similar expressions. The Company's actual results could differ materially from those discussed or implied herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2004. You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, the Company undertakes no obligation to publish, update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason.

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

      The Company has circulated to its shareholders a Proxy Statement dated April 26, 2005 for a Special Meeting of Shareholders to be held on May 25, 2005, to consider and approve the Merger. Pending approval of the Merger Agreement by the shareholders and satisfaction of the other conditions included in the Merger Agreement, the Company expects the Merger to be completed shortly after the Special Meeting of Shareholders. Information contained in this Quarterly Report, especially forward looking information, should be read in light of the Merger.

      The Company's operating results are subject to fluctuations, including quarterly fluctuations that can result from a number of factors, some of which are more significant for sales under the purchase agreement method.

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto and the Factors That May Effect Future Results appearing elsewhere in this Report.

ACQUISITIONS AND NEW OPERATIONS

      Since its initial public offering in 1991, the Company has grown through a series of acquisitions and opening of new sites to include 78 sites as of April 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 27, 2005 Compared to the Three Months Ended March 28, 2004

      Revenues were $70.9 million for the three months ended March 27, 2005, up from $57.2 million for the same three month period in 2004. Fee income in the first quarter increased 22% to $61.1 million, versus $50.1 million in the first quarter of last year due to more favorable pricing and an increase in volumes sold.

      Cost of sales increased $6.7 million to $51.1 million for the three months ended March 27, 2005, versus $44.4 million for the same period last year. Vehicle cost of $8.5 million is up $2.5 million from the $6.0 million incurred in the first quarter of 2004. Branch cost of $42.7 million increased $4.3 million from $38.4 million for the same period last year. Branch cost includes tow, office and yard labor, occupancy, depreciation, and other costs inherent in operating the branch. The increase in costs in the first quarter of 2005 compared to the same period last year is attributable to increased volumes, higher fuel and insurance costs, and additional performance-based bonus accruals.

      Gross profit increased 55% to $19.8 million for the three months ended March 27, 2005, from $12.8 million for the comparable period in 2004, primarily resulting from the increase in volumes and favorable pricing.

      Selling, general and administrative expense of $11.3 million increased $2.8 million, or 33%, from the $8.5 million of expense incurred during the first quarter of last year. The increase is due to one-time merger-related costs of $1.2 million, additional performance based bonus accruals, acceleration of restricted stock vesting and costs related to compliance with the Sarbanes-Oxley Act of 2002.

      Interest expense decreased to $0.4 million for the three months ended March 27, 2005, from $0.5 million for the comparable period in 2004, which is the result of the reduction in the underlying debt.

      The Company's effective income tax rate was 38.5% and 40.5% in 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      At March 27, 2005, the Company had current assets of $97.3 million, including $21.8 million in cash, current liabilities of $74.9 million and working capital of $22.4 million, which represents a $5.5 million increase from December 26, 2004.

      At March 27, 2005, the Company's long-term debt, including current installments, consisted of $15.0 million borrowed under its term credit facility. The term credit facility was a one-year revolver that converted on February 15, 2003 into a four-year term loan carrying a variable interest rate based upon LIBOR. The aggregate principal balance of the loan is required to be paid in sixteen consecutive equal quarterly installments which commenced on March 31, 2003.

      On March 19, 2004, the Company entered into a Second Amended and Restated Credit Agreement relating to its senior credit facility. The agreement amends certain financial covenants, provides that advances made under the facility will be subject to a monthly asset coverage test equal to 85% of eligible receivables and requires the Company to provide collateral for amounts due under the facility in the event it fails to meet certain financial projections for two consecutive quarters. At March 27, 2005, the Company was in compliance with its credit agreement covenants.

      Other long-term liabilities include the fair market value on the Company's interest rate swap along with the Company's post-retirement benefits liability that relates to the acquisition of Underwriters Salvage Company in 1994. The amount recorded at March 27, 2005 for the post-retirement benefits liability was approximately $2.4 million.

      Capital expenditures were $3.1 million for the three months ended March 27, 2005. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to the Company's information technology system.

      The Company's Board of Directors authorized the purchase of 1,500,000 shares of the Company's common stock in September 2000 and an additional 750,000 shares in April 2003, for a combined authorization of 2,250,000 shares. Purchases may be made from time to time in the open market or in privately negotiated transactions, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities, and cash from operations. As of March 27, 2005, the Company had purchased 906,562 shares pursuant to this authorization at an average price of $10.63 per share.

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

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. The Company believes the critical accounting policies that require significant judgments and estimates are related to goodwill, deferred income taxes, and long-lived assets. There have been no changes in the critical accounting policies since the fiscal year end ended December 26, 2004. For further information regarding these policies, please refer to the Company's Form 10-K for the fiscal year ended December 26, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

      Period Fluctuations. The Company's operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the actual cash value of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, general weather conditions, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. The Company is also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain its profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have the higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less-damaged vehicles would have a material adverse effect on the operating results and financial condition of the Company. Additionally, in the last few years there has been a declining trend in theft occurrences. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and the Company's operating results may vary significantly due to its relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will fall below the expectations of public market analysts and investors. Any failure to meet expectations of securities analysts or the market in general could adversely affect the market price of the Company's common stock.

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

      Sarbanes-Oxley Act Compliance. Sarbanes-Oxley Act Compliance. During the Company's third fiscal quarter 2004, the Company retained the services of Jefferson Wells International to assist the Company in complying with the requirements of Section 404 (c) of the Sarbanes Oxley Act of 2002 ("Section 404
(c)"). Pursuant to Section 404 (c), the Company's management must (i) establish and maintain adequate internal control over its financial reporting; (ii) identify the framework used by management to evaluate the effectiveness of those controls; (iii) assess and attest to the effectiveness of those controls; and
(iv) provide an attestation by the Company's independent auditors as to management's assessment of its internal controls over financial reporting. In order to comply with Section 404(c), the Company has to date incurred significant costs and anticipates further financial expenditures and dedication of managerial resources in its compliance efforts. Though the Company has complied with the requirements of Section 404 (c) and attested to the effectiveness of its internal controls over financial reporting in its amended annual report on Form 10-K for the fiscal year ended December 26, 2004, it cannot be certain that it will be able to continue to comply with the requirements of Section 404 (c) and provide an attestation as to the effectiveness of its internal control over financial reporting in its future periodic reports, within the prescribed time. The failure of the Company to comply with Section 404(c) and complete its assessment of its internal controls in the prescribed time and obtain from its independent auditors an attestation to management's assessment of the effectiveness of its internal controls over financial reporting could have a material adverse affect on the Company's business or stock price depending on the reasons for the failure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate fluctuations on its floating rate credit facility, under which the Company has outstanding a $15.0 million term loan at March 27, 2005. In 2002, the Company entered into an interest rate swap to mitigate its exposure to interest rate fluctuations, and does not, as a matter of policy, enter into hedging contracts for trading or speculative purposes. At March 27, 2005, the interest rate swap agreement had a notional amount of $15.0 million, and provided that the Company pay a fixed rate of interest of 4.4% and receive a LIBOR-based floating rate on the notional amount. At March 27, 2005, the interest rate on the term loan was 5.4% and the entire swap agreement qualified for hedge accounting. The Company believes that its exposure to adverse changes in interest rates is not significant.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives and the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures are effective.

DESIGN AND EVALUATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING.

      Management, including the principal executive officer and principal financial officer of the Company, have designed internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the first quarter of 2005, we made changes to our controls and procedures as part of our ongoing monitoring and improvement of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

      In addition to the legal proceedings described in its Annual Report for the year ended December 26, 2004, the Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains comprehensive general liability insurance that it believes to be adequate for the continued operation of its business.

Rancho Cordova Plane Crash

      On February 4, 2003, the Company filed a lawsuit in the Superior Court of California, County of Sacramento, against, among others, Emery Air Freight Corporation ("Emery") and Tennessee Technical Services ("TN Tech"), the aircraft maintenance provider. The lawsuit seeks to recover damages caused by the crash of an Emery DC-8 aircraft onto the Company's Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of the Company's facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and the Company was required to do so. The Company suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. The Company's property insurance carrier, Reliance, paid a large portion of its inventory losses. On April 12, 2005, the Company engaged in mediation with TN Tech. The mediation resulted in a settlement of the dispute whereby TN Tech agreed to pay $2.35 million to the Company for its unrecovered losses resulting from the crash. In exchange, the Company agreed to release TN Tech and Emery from all of its claims arising from the crash. The Company expects payment from the settlement mid-May 2005.

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

      As of March 27, 2005, the Company had purchased 906,562 shares of common stock pursuant to Board authorization at an average price of $10.63 per share. The maximum number of shares that may yet be purchased under the plan is 1,343,438. The Company records treasury stock purchases using the cost method of accounting. The following table reflects all purchases of equity securities by the Company during each month of the first quarter of 2005.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                      (c) TOTAL NUMBER OF
                      (a) TOTAL                       SHARES PURCHASED AS     (d) MAXIMUM NUMBER OF
                      NUMBER OF       (b) AVERAGE      PART OF PUBLICLY       SHARES THAT MAY YET BE
                        SHARES         PRICE PAID     ANNOUNCED PLANS OR       PURCHASED UNDER THE
      PERIOD          PURCHASED        PER SHARE         PROGRAMS (1)           PLANS OR PROGRAMS
------------------    ---------       -----------     -------------------     ----------------------
FIRST QUARTER 2005

January                  34            $   21.75             906,514               1,343,486
February                  0            $       0                   0               1,343,486
March                    48            $   21.75             906,562               1,343,438
                        ---            ---------             -------               ---------
Total 2005               82            $   21.75             906,562               1,343,438

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

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

      (a)   EXHIBITS.

            31.1* Certification by the CEO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

            31.2* Certification by the CFO pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

            32.1* Certification by the CEO pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

            32.2* Certification by the CFO pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

            *     Filed herewith

      (b)   REPORTS ON FORM 8-K.

            The Company filed a current report on Form 8-K, dated April 28, 2005, which contained a press release announcing the Company's financial results for the quarter ended March 27, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INSURANCE AUTO AUCTIONS, INC.

Date: May 6, 2005             By: /s/ Scott P. Pettit
                                  --------------------------------------
                              Name: Scott P.Pettit
                              Title: Senior Vice President and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.

31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.