Form 10-Q
period 2005-09-25
INSURANCE AUTO AUCTIONS, INC
filed 2005-11-09
CIK 880026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 25, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission File Number: 333-127791

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)



               ILLINOIS                                  95-3790111
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


     TWO WESTBROOK CORPORATE CENTER, SUITE 500, WESTCHESTER, ILLINOIS 60154
               (Address of principal executive offices) (Zip Code)

                                 (708) 492-7000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of November 9, 2005:

                                   100 shares

                                      INDEX

                          INSURANCE AUTO AUCTIONS, INC.


                                                                                                      PAGE NUMBER
       PART I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Operations.....................................       3
                 Condensed Consolidated Balance Sheets...............................................       4
                 Condensed Consolidated Statements of Cash Flows.....................................       5
                 Notes to Condensed Consolidated Financial Statements................................       6

       Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................      17
                 Overview  ..........................................................................      17
                 Significant Items Affecting Comparability...........................................      18
                 Acquisitions and New Operations.....................................................      18
                 Results of Operations...............................................................      18
                 Financial Condition and Liquidity...................................................      20
                 Factors That May Affect Future Results..............................................      24

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................      27

       Item 4.   Controls and Procedures.............................................................      27

       PART II.  OTHER INFORMATION...................................................................      27

       Item 1.   Legal Proceedings...................................................................      27

       Item 6.   Exhibits............................................................................      29

         SIGNATURES..................................................................................      30

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS                                 NINE MONTHS
                                         ----------------------------------     ----------------------------------------------------
                                            SUCCESSOR         PREDECESSOR          SUCCESSOR                  PREDECESSOR
                                         ---------------    ---------------     --------------    ----------------------------------
                                                                                                                       DECEMBER 29,
                                         JUNE 27, 2005 -    JUNE 28, 2004 -     MAY 26, 2005 -                            2003 -
                                          SEPTEMBER 25,      SEPTEMBER 26,       SEPTEMBER 25,    DECEMBER 27, 2004-   SEPTEMBER 26,
                                              2005               2004                2005            MAY 25, 2005          2004
                                         ---------------    ---------------     --------------    ------------------   -------------
  Revenues:
       Fee income                            $  58,087          $  53,250          $  77,329            $ 103,203        $ 155,091
       Vehicle sales                            10,056              7,502             13,175               17,242           22,853
                                             ---------          ---------          ---------            ---------        ---------
                                                68,143             60,752             90,504              120,445          177,944
  Cost of Sales
       Branch cost                              42,456             40,157             56,937               72,554          118,150
       Vehicle cost                              8,643              6,229             11,295               14,640           19,400
                                             ---------          ---------          ---------            ---------        ---------
                                                51,099             46,386             68,232               87,194          137,550

           Gross profit                         17,044             14,366             22,272               33,251           40,394

  Operating expense:
       Selling, general and administrative      10,182              9,239             13,582               15,822           26,076
       Loss (gain) on sale of property
       and equipment                               351               (606)               368                 (896)            (626)
       Merger costs                                  -                  -              5,021               15,741                -
                                             ---------          ---------          ---------            ---------        ---------
                                                10,533              8,633             18,971               30,667           25,450

           Earnings (loss) from
           operations                            6,511              5,733              3,301                2,584           14,944

  Other (income) expense
       Interest expense                          6,350                362              8,992                  567            1,248
       Other income                               (140)               (19)              (181)              (2,442)             (40)
                                             ---------          ---------          ---------            ---------        ---------
          Earnings (loss) before
          income taxes                             301              5,390             (5,510)               4,459           13,736

  Income taxes                                    (206)             2,036             (1,517)               4,899            5,426
                                             ---------          ---------          ---------            ---------        ---------
          Net earnings (loss)                $     507          $   3,354          $  (3,993)           $    (440)       $   8,310
                                             =========          =========          =========            =========        =========


See accompanying notes to condensed consolidated financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                              SUCCESSOR       PREDECESSOR
                                                                            -------------     ------------
                                                                            SEPTEMBER 25,     DECEMBER 26,
                                                                                2005              2004
                                                                            -------------     ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                $  31,678         $  13,325
     Accounts receivable, net                                                    41,876            50,443
     Inventories                                                                 15,696            14,498
     Income taxes receivable                                                      3,889                 -
     Deferred income taxes                                                        4,629             4,693
     Other current assets                                                         4,657             1,613
                                                                              ---------         ---------
            Total current assets                                                102,425            84,572
                                                                              ---------         ---------
Property and equipment, net                                                      72,215            74,684
Deferred income taxes                                                            14,417             6,481
Intangible assets, net                                                          131,944             1,747
Goodwill                                                                        189,249           137,494
Other assets                                                                     10,552               482
                                                                              ---------         ---------
                                                                              $ 520,802         $ 305,460
                                                                              =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $  30,102         $  38,505
     Accrued liabilities                                                         20,489            13,513
     Obligations under capital leases                                               426             1,094
     Income taxes payable                                                             -             1,067
     Obligations under line of credit                                                 -             6,000
     Current installments of long-term debt                                         862             7,512
                                                                              ---------         ---------
         Total current liabilities                                               51,879            67,691
                                                                              ---------         ---------

Deferred income taxes                                                            51,463            20,729
Other liabilities                                                                 6,973             4,353
Obligations under capital leases                                                    412               661
Senior notes                                                                    150,000                 -
Long-term debt, excluding current installments                                  114,138             9,375
                                                                              ---------         ---------
         Total liabilities                                                      374,865           102,809
                                                                              ---------         ---------

Shareholders' equity:
     Preferred stock, par value of $.001 per share (predecessor)
         Authorized 5,000,000 shares; none issued                                     -                 -
     Common stock, par value of $.001 per share (predecessor)
         Authorized 20,000,000 shares; 12,709,758 shares issued and
         11,569,156 outstanding as of December 26, 2004
         None outstanding as of September 25, 2005                                    -                12
     Common stock, par value of $.01 per share (successor)
         100 shares authorized, issued, and outstanding                               -                 -
     Additional paid-in capital                                                 149,930           151,793
     Treasury stock, 906,480 shares at December 26,
        2004 (predecessor)                                                            -            (9,637)
     Deferred compensation related to restricted stock                                -            (4,343)
     Accumulated other comprehensive loss                                             -              (186)
     Retained earnings (loss)                                                    (3,993)           65,012
                                                                              ---------         ---------
         Total shareholders' equity                                             145,937           202,651
                                                                              ---------         ---------
                                                                              $ 520,802         $ 305,460
                                                                              =========         =========


See accompanying notes to condensed consolidated financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                          SUCCESSOR                       PREDECESSOR
                                                                      ------------------   -----------------------------------------
                                                                        MAY 26, 2005 -     DECEMBER 27, 2004 -    NINE MONTHS ENDED
                                                                      SEPTEMBER 25, 2005       MAY 25, 2005       SEPTEMBER 26, 2004
                                                                      ------------------   -------------------    ------------------
Cash flows from operating activities:
Net earnings (loss)                                                       $  (3,993)            $    (440)             $   8,310
Adjustments to reconcile net earnings(loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                            6,340                 5,464                  9,724
     (Gain) loss on disposal of fixed assets                                    368                  (896)                  (626)
     Deferred compensation related to restricted stock                            -                 4,343                    350
     Deferred income taxes                                                     (787)               (1,448)                     -

     Tax benefit related to employee stock compensation                         678                 8,394                      -
     Changes in assets and liabilities (excluding effects
       of acquired companies):
       (Increase) decrease in:
         Accounts receivable, net                                            14,314                (5,312)                 2,075
                Income tax receivable                                        (1,270)               (2,618)                     -
         Inventories                                                           (726)                 (472)                   365
         Other current assets                                                (2,524)                 (520)                   330
         Other assets                                                           887                  (827)                (1,437)
       Increase (decrease) in:
         Accounts payable                                                   (15,122)                6,719                  2,999
         Accrued liabilities                                                 (5,448)               12,279                  3,770
         Income taxes                                                             -                (1,067)                 3,464
                                                                          ---------             ---------              ---------
            Total adjustments                                                (3,290)               24,039                 21,014
                                                                          ---------             ---------              ---------
     Net cash provided (used) by operating activities                        (7,283)               23,599                 29,324
                                                                          ---------             ---------              ---------

Cash flows from investing activities:
   Purchase of IAAI, Inc.                                                  (356,753)                    -                      -
   Capital expenditures                                                      (5,904)               (8,221)               (17,645)
   Payments made in connection with acquisitions, net of cash acquired         (271)                 (600)                (1,912)
   Proceeds from disposal of property and equipment                             225                 1,391                  1,268
                                                                          ---------             ---------              ---------
      Net cash used in investing activities                                (362,703)               (7,430)               (18,289)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                         -                   905                    682
   Contributed capital                                                      143,600                     -                      -
   Proceeds from short-term borrowings                                            -                 3,000                      -
   Payment of financing and other fees                                      (13,530)                    -                      -
   Principal payments on long-term debt                                     (22,125)               (3,762)                (5,660)
   Purchase of treasury stock                                                     -                    (1)                (1,504)
   Principal payments on capital leases                                        (303)                 (614)                (2,229)
   Issuance of senior notes                                                 150,000                     -                      -
   Issuance of term loan                                                    115,000                     -                      -
                                                                          ---------             ---------              ---------
Net cash provided (used) by financing activities                            372,642                  (472)                (8,711)

Net increase in cash                                                          2,656                15,697                  2,324
Cash at beginning of period                                                  29,022                13,325                 15,486
                                                                          ---------             ---------              ---------
Cash at end of period                                                     $  31,678             $  29,022              $  17,810
                                                                          =========             =========              =========
Supplemental disclosures of cash flow information:
   Cash paid or refunded during the period for:
      Interest                                                                1,987                   689                  1,376
                                                                          =========             =========              =========
      Income taxes paid                                                         147                 1,654                  2,028
                                                                          =========             =========              =========
      Income taxes refunded                                                   5,111                    26                  1,011
                                                                          =========             =========              =========
Non-cash transactions:
   Options exchanged in merger transaction                                $   5,653             $       -              $       -
                                                                          =========             =========              =========


See accompanying notes to condensed consolidated financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     ORGANIZATION AND OTHER MATTERS

DEFINED TERMS

     Unless the context indicates otherwise, the following terms used herein shall have the following meanings:

     o the term "Axle Holdings" refers to Axle Holdings, Inc., the corporate parent of Axle Merger;

     o the term "Axle Merger" refers to Axle Merger Sub, Inc., the entity that merged with and into IAAI as part of the transactions;

     o the term "continuing investors" refers to Thomas C. O'Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley;

     o the terms "IAAI," "we," "us," "our" and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries;

     o    the term "IAAI Finance" refers to IAAI Finance Corp.;

     o the term "Kelso" refers to Kelso & Company, L.P., a New York based private investment firm;

     o the term "LLC" refers to Axle Holdings II, LLC, the limited liability company parent of Axle Holdings and an entity controlled by affiliates of Kelso;

     o    the term "Magnetite" refers to Magnetite Asset Investors III, L.L.C.;

     o the term "merger" refers to the merger of Axle Merger with and into IAAI and the merger of IAAI Finance with and into IAAI on May 25, 2005;

     o    the term "notes" refers to the 11% Senior Notes due 2013 of IAAI;

     o    the term "Parthenon" refers to Parthenon Investors II, L.P.; and

     o the term "transactions" refers, collectively, to the merger and the following transactions which occurred in connection with the merger;

          o    the equity contributions made by Kelso;

          o    the investment by the continuing investors;

          o    our entry into senior credit facilities;

          o the offering of the notes and the application of the net proceeds therefrom; and

          o the repayment of outstanding principal and accrued interest under our prior credit facility.

MERGER TRANSACTIONS

     On February 22, 2005, Axle Holdings, Axle Merger and IAAI entered into a merger agreement that provided for the merger of Axle Merger with and into IAAI, with IAAI continuing as the surviving corporation. Upon completion of the merger and related transactions, IAAI became a direct, wholly owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso).

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     The following transactions occurred in connection with the merger:

     o Approximately 11.8 million shares of IAAI's outstanding common stock converted into the right to receive $28.25 per share in cash;

     o All outstanding options to purchase shares of IAAI's common stock (other than certain options held by the continuing investors, i.e., Thomas C. O'Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley, which were exchanged into stock options of Axle Holdings) were canceled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price;

     o Affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors contributed approximately $143.6 million in cash to the LLC, which in turn held all the outstanding shares of common stock of Axle Holdings immediately after the closing of the transactions;

     o The continuing investors exchanged stock options of IAAI with an aggregate intrinsic value of approximately $3.3 million into stock options of Axle Holdings with an equivalent aggregate spread value;

     o Axle Merger entered into the senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan B and, upon the completion of the merger, IAAI assumed Axle Merger's obligations under such credit facilities, and all of IAAI's domestic subsidiaries, Insurance Auto Auctions Corp., IAA Services, Inc. and IAA Acquisition Corp., guaranteed such credit facilities;

     o The LLC contributed to Axle Merger, through Axle Holdings, approximately $143.6 million in cash, representing the cash equity contribution by affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors;

     o    IAAI Finance issued $150 million of 11% Senior Notes due 2013;

     o IAAI Finance merged with and into IAAI, with IAAI as the surviving corporation; and

      o IAAI assumed IAAI Finance's obligations under the notes and all of IAAI's domestic subsidiaries unconditionally guaranteed the notes on a senior unsecured basis at the time IAAI Finance merged with and into IAAI.


     We used the net proceeds from these contributions and financings to: (i) fund the cash consideration payable to our shareholders and option holders under the merger agreement; (ii) repay any outstanding principal and accrued interest under our existing credit facility as of the closing of the merger; and (iii) pay related transaction fees and expenses.

     The notes mature on April 1, 2013. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six.

     The aggregate purchase price paid in the merger transactions for shares and outstanding stock options was approximately $366.4 million, consisting of $356.8 million in outstanding stock and options, $5.7 million representing the "fair value" of the options converted and exchanged, and $3.9 million of transaction expenses and costs related to exit of towing operations. The intrinsic value of the options converted is $3.3 million. The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141). The estimates are based on preliminary valuations and information currently available and are derived from management's estimates and judgment. We believe that the preliminary valuations and estimates are a reasonable basis for the allocation of the purchase price. However, our analysis of the fair value estimates is continuing to be refined in accordance with SFAS 141. As additional information becomes available and as actual results vary from these estimates, the underlying assets or liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. During the quarter ended September 25, 2005, we recorded an increase in fixed assets of $3.0 million, an increase in deferred taxes of $22.0 million, and a corresponding decrease to goodwill of $25.0 million, resulting from the continued analysis of

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


the fair values of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):


                Current assets ..............................   $110,068
                Property, plant, & equipment.................     70,392
                Deferred income tax asset ...................     35,842
                Goodwill ....................................    188,906
                Income tax receivable .......................      2,619
                Intangibles .................................    134,800
                Debt issuance cost ..........................      9,357
                Other .......................................        760
                                                                --------
                       Total assets .........................   $552,744

                Current liabilities .........................   $ 62,993
                Capital lease obligation ....................      1,142
                Senior notes ................................    150,000
                Credit facilities ...........................    115,000
                Deferred income tax liability................     68,155
                Unfavorable leases ..........................      3,800
                Other .......................................      2,401
                                                                --------
                       Total liabilities ....................   $403,491
                                                                --------

                Net assets acquired .........................   $149,253
                                                                ========


     The preliminary valuations resulted in recognition of $134.8 million of intangibles, which are comprised of $105.8 million in supplier relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software.


SIGNIFICANT ITEMS AFFECTING COMPARABILITY

     The merger transactions resulted in a new basis of accounting under SFAS
141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 25, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the statements. In addition, the successor incurred debt issuance costs and $265.0 million of debt in connection with the merger. The $22.1 million of debt related to the predecessor's credit facilities was paid off in connection with the merger. As a result, interest expense, debt and debt issuance costs will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of preliminary estimates and certain assumptions we believe are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus we have not yet completed our allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



     The following table reflects the unaudited pro forma results as if the acquisition occurred on December 28, 2003 (in thousands):

                                                       Three Months Ended                     Nine Months Ended
                                                ------------------------------         -------------------------------
                                                September 25,    September 26,         September 25,     September 26,
                                                     2005            2004                   2005              2004
                                                -------------    -------------         -------------     -------------
              Revenue                             $   68,143      $   60,752            $  210,949        $   177,944
              Earnings (loss) before taxes               301          (2,566)              (11,396)           (10,052)
              Earnings (loss)                            190          (1,617)               (7,179)            (6,333)


     The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis and related remaining lives, and the addition of the annual financial advisory service fee for services provided by Kelso.

GENERAL

     Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, in our opinion, reflect all adjustments necessary for a fair presentation of our results of operations for each of the periods presented. Such adjustments consist of normal recurring adjustments except as otherwise noted. The results of operations for interim periods are not necessarily indicative of results for full fiscal years.

     As contemplated by the Securities and Exchange Commission, or SEC, under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related notes have been condensed and do not contain certain information that is included in our annual consolidated financial statements and notes thereto. For further information, refer to our consolidated financial statements and notes thereto included in Amendment No. 1 to the Form S-4 registration statement that we filed with the SEC on September 14, 2005, and which is available online at www.sec.gov and through our website, www.iaai.com.

     Fiscal year 2004 consisted of 52 weeks and ended December 26, 2004. Fiscal year 2005 will consist of 52 weeks and will end on December 25, 2005.

     IAAI operates in a single business segment--providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles.

     Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Cash equivalents represents an investment in a money market fund. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. We will adopt this new accounting standard at the beginning of our annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS 151 on our financial statements, although we presently do not anticipate the adoption of SFAS 151 to have a material impact on our financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) "Share-Based Payment." SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the impact of the adoption of SFAS 123R on our financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29. "SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted this new accounting standard at June 27, 2005. Our adoption of this standard did not have a material impact on our financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case, in the absence of specific guidance provided for in a new pronouncement issued by an authoritative body, the changes should be applied to the latest practicable date presented for voluntary accounting changes. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact of the adoption of SFAS 154 on our financial statements, although we presently do not anticipate the adoption of SFAS 154 to have a material impact on our financial statements.

2.   INCOME TAXES

     Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by us.

     The income tax receivable as of September 25, 2005 is due to the recording of a federal income tax refund attributable to tax benefits relating to employee stock compensation.

     The income tax provision of $3.4 million for the September 25, 2005 year to date period was based on our expected effective tax rate for the predecessor and successor periods. The difference from the statutory rate was attributable to expenses incurred in connection with the merger transaction that are not deductible for income tax purposes.

     We evaluate the realizability of our deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at September 25, 2005. We have established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



     Deferred tax liabilities of $51.7 million were established for new intangible assets established in connection with the merger. The deferred tax liabilities will decrease over the life of these new intangible assets.


3.   GOODWILL AND INTANGIBLES

     As of September 25, 2005, we had $188.9 million of net goodwill recorded in our consolidated financial statements that was recorded as a result of the merger transactions. The additional balance of $0.3 million was due to the Ravenel acquisition and an earn out payment made in the successor period associated with a prior year acquisition. In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," we assess goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; and our market capitalization relative to net book value. If we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on the excess of carrying amount over fair value measured using a projected discounted cash flow model or other valuation techniques.

     Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at September 25, 2005 and December 26, 2004:


                                                                           COST
                                                   ---------------------------------------------------
                                                                        SEPTEMBER 25,     DECEMBER 26,
                                                   ASSIGNED LIFE             2005             2004
                                                   -------------        -------------     ------------
                                                                    (dollars in millions)
               PREDECESSOR
               Goodwill                            Indefinite            $        -         $   167.0
               Covenants not to compete            3 to 5 years                   -               4.2

               SUCCESSOR
               Goodwill                            Indefinite                 189.2                 -
               Supplier relationships              20 years                   105.8                 -
               Trade names                         15 years                    14.9                 -
               Software                            6 years                     13.5                 -
               Covenants not to compete            12 to 18 months              0.7                 -
                                                                         ----------         ---------
                                                                         $    324.1         $   171.2
                                                                         ==========         =========


                                                                 ACCUMULATED AMORTIZATION
                                                   ---------------------------------------------------
                                                                         SEPTEMBER 25,    DECEMBER 26,
                                                   ASSIGNED LIFE              2005            2004
                                                   -------------        --------------    ------------
                                                                    (dollars in millions)
               PREDECESSOR
               Goodwill                            Indefinite            $       -          $   (29.5)
               Covenants not to compete            3 to 5 years                  -               (2.5)

               SUCCESSOR
               Supplier relationships              20 years                   (1.7)                 -
               Software                            6 years                    (0.7)                 -
               Trade names                         15 years                   (0.3)                 -
               Covenants not to compete            12 to 18 months            (0.2)                 -
                                                                         ----------         ---------
                                                                         $    (2.9)         $   (32.0)
                                                                         ==========         =========

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     Amortization for the successor period of May 26, 2005 through September 25, 2005 is $2.9 million. Amortization for the predecessor period of December 27, 2004 through May 25, 2005 is $0.2 million. The amortization expense for the three months ended and the nine months ended September 26, 2004 are $0.1 million and $0.4 million, respectively. This amount is included within selling, general and administrative expense on our Condensed Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense is $5.4 million for 2005, $9.0 million for 2006, and $8.6 million for the years 2007 through 2010.


4.   FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     The predecessor company was exposed to interest rate fluctuations on its floating rate credit facility, under which we had outstanding a $13.1 million term loan at the merger date, May 25, 2005. In 2002, we entered into an interest rate swap to mitigate our exposure to interest rate fluctuations. As a matter of policy, we do not enter into hedging contracts for trading or speculative purposes. At the merger date, the interest rate swap agreement had a notional amount of $ 13.1 million, and provided that IAAI pay a fixed rate of interest of 4.4% and receive a LIBOR-based floating rate on the notional amount. At the merger date, the entire swap agreement qualified for hedge accounting and all changes in the fair value of the swap were recorded, net of tax, through other comprehensive income (see Note 5). At the merger date, the entire predecessor credit facility was paid off and the swap agreement was terminated. The fair market value of the swap was $75,160 at the merger date.

     On April 1, 2005, IAAI Finance issued $150.0 million of 11% senior notes due April 1, 2013. The proceeds were funded into escrow until the closing of the merger transactions. As part of the merger transactions, IAAI Finance merged with and into IAAI, with IAAI as the surviving corporation, and IAAI assumed IAAI Finance's obligations under the notes. All of IAAI's domestic subsidiaries unconditionally guaranteed the notes on a senior unsecured basis in connection with the merger transactions. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six.

     The notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions however are subject to a number of important qualifications set forth in the indenture.

     On May 19, 2005, Axle Merger entered into new senior secured credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan B and, upon the completion of the merger, IAAI assumed Axle Merger's obligations under these credit facilities, and all of IAAI's domestic subsidiaries guaranteed these credit facilities. At September 25, 2005, the interest rate on the term loan was 6.45%.

     The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of IAAI and the guarantors, including the capital stock of IAAI and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2005, with the balance payable at maturity. The senior secured credit facility is subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2005, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0x.

     Under the terms of the credit agreement, interest rates and borrowings are based upon, at IAAI's option, eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict IAAI's and its

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


subsidiaries' abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires us to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facility is subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. We are in compliance with these credit agreement covenants as of September
25, 2005.

     The revolver was made for working capital and general corporate purposes. There were no borrowings under the revolver at the time of the merger or as of September 25, 2005, although we did have outstanding letters of credit in the aggregate amount of $2.3 million as of September 25, 2005.

     Long-term debt consisted of the following (dollars in thousands):

                                                   SUCCESSOR        PREDECESSOR
                                                 ------------       -----------
                                                 SEPTEMBER 25,      DECEMBER 26,
                                                     2005              2004
                                                 ------------       -----------
            11% senior notes                       $ 150,000         $       -
            Senior secured credit facility           115,000                 -
            Credit facility                                -            16,875
            Notes payable                                  -                12
                                                   ---------         ---------
                                                   $ 265,000         $  16,887
               Less current portion                     (862)           (7,512)
                                                   ---------         ---------
                                                   $ 264,138         $   9,375
                                                   =========         =========

5.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of net earnings and the change in fair value of our interest rate swap agreement as follows (dollars in thousands):

                                                 SUCCESSOR                        PREDECESSOR
                                            ------------------    ------------------------------------------
                                               MAY 26, 2005 -     DECEMBER 27, 2004 -     NINE MONTHS ENDED
                                            SEPTEMBER 25, 2005         MAY 25, 2005       SEPTEMBER 26, 2004
                                            ------------------    -------------------     ------------------
      Net earnings                                $(3,993)            $  (440)                  $ 8,310
      Other comprehensive income
          Change in fair value of interest
            rate swap agreement                         -                 302                       530
          Income tax expense                            -                (116)                     (203)
                                                  -------             -------                   -------
      Comprehensive income                        $(3,993)            $  (254)                  $ 8,637
                                                  =======             =======                   =======


     The changes in fair value of our interest rate swap agreement were due to changes in interest rates. In connection with the merger, the swap agreement was terminated. As of September 25, 2005, we are no longer a party to a swap agreement.

6.   STOCK OPTIONS

     Prior to the merger transaction, IAAI had stock option plans and a restricted stock grant program. Each of these plans contained a provision that would cause the options and grants to immediately vest upon a change of control. As a result of the merger transaction, all outstanding options and restricted stock grants became fully vested on the date of the merger.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


     Except for certain options that were exchanged and are discussed below, the holders of the options cancelled their options in exchange for the right to receive $28.25 per underlying share, less the applicable option exercise price. In accordance with Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issues to Employees" and related interpretations, there was no compensation expense recognized either in current or prior periods for the options.

     The holders of the restricted stock grants cancelled their grants in exchange for the right to receive $28.25 per underlying share. Upon issuance of the restricted stock grants in 2003 and 2004, unearned compensation was recorded at the market value of the shares at the time of the grant. The unearned compensation was then recognized as compensation expense over the anticipated vesting period. At the time of the merger, there was $3.5 million of unearned compensation remaining. The merger triggered the full vesting of the restricted stock grants and as a result, the $3.5 million was recognized as compensation expense by the predecessor in the period December 27, 2004 through May 25, 2005. The number of shares granted in 2003 and 2004 was 66,500 and 182,600, respectively. In the first quarter of 2005, there were forfeitures of 1,200 shares. In the second quarter of 2005, there were forfeitures of an additional 1,200 shares. There were no additional grants made in the second and third quarter of 2005

     Certain executives of IAAI exchanged a portion of their fully vested options in the predecessor company into options of the same value in Axle Holdings, which owned 100% of IAAI as of September 25, 2005. In accordance with APB 25 and other applicable pronouncements, we are not required to recognize compensation expense on the option exchange as the market price of the underlying shares of the new options are the same as the old options.

     The following table illustrates the effect on net earnings if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to the measurement of stock-based employee compensation relating to stock options and restricted stock, including straight-line recognition of compensation costs over the related vesting periods for fixed awards (dollars in thousands):

                                                     SUCCESSOR                       PREDECESSOR
                                                ------------------   --------------------------------------------
                                                  MAY 26, 2005 -      DECEMBER 27, 2004 -      NINE MONTHS ENDED
                                                SEPTEMBER 25, 2005        MAY 25, 2005         SEPTEMBER 26, 2004
                                                ------------------   ---------------------     ------------------
     Net earnings (loss) as reported                 $(3,993)              $  (440)                  $ 8,310
     Add:  Stock-based employee compensation
       expense included in reported net
       earnings, net of related tax effects                -                 2,672                       212
                                                     -------               -------                   -------
     Deduct:  Total stock-based employee
       compensation expense determined under
       the fair value based method for all
       awards, net of related tax effects                  -                (4,473)                   (2,029)
                                                     -------               -------                   -------

     Pro forma net earnings/(loss)                   $(3,993)              $(2,241)                  $ 6,493
                                                     =======               =======                   =======



7.   COMMITMENTS AND CONTINGENCIES

     We lease our facilities and certain equipment under operating and capital leases. As of September 25, 2005, we had not entered into any capital leases in the current year.

     On February 4, 2003, we filed a lawsuit in the Superior Court of California, County of Sacramento, against, among others, Emery Air Freight Corporation, or Emery, and Tennessee Technical Services, or TN Tech, the aircraft maintenance provider. The lawsuit sought to recover damages caused by the crash of an Emery DC-8 aircraft onto our Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of our facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination,

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


and we were required to do so. We suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. Our property insurance carrier, Reliance, paid a large portion of our inventory losses. On October 6, 2004, we entered into a settlement agreement whereby we dismissed our claims against third parties other than Emery and TN Tech, and those other third parties dismissed their claims against us. On April 12, 2005, we engaged in mediation with TN Tech. The mediation resulted in a settlement of the dispute whereby TN Tech agreed to pay $2.35 million to us for our unrecovered losses resulting from the crash. In exchange, we agreed to release TN Tech and Emery from all of our claims arising from the crash. On June 8, 2005, we received payment of the settlement amount and recorded it as other income in the predecessor period.


8.   ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION

     In connection with the acquisition of the capital stock of Underwriters Salvage Company (USC), we assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions," costs related to the benefits are accrued over an employee's service life.

     As a result of the merger transaction, the fair value of the accrued benefit liability of $2.3 million at December 26, 2004 was reduced by the unrecognized net gain of $1.6 million. The amount recorded at September 25, 2005 for the postretirement benefit liability was $0.7 million.


9.   RELATED PARTY TRANSACTIONS

     Kelso owns the controlling interest in IAAI. Under the terms of a financial advisory agreement between Kelso and Axle Merger, upon completion of the merger, IAAI (1) paid to Kelso a fee of $4.475 million and (2) commenced paying an annual financial advisory fee of $500,000, payable quarterly in advance to Kelso (with the first such fee, prorated for the remainder of the then-current quarter, payable at the closing of the merger), for services to be provided by Kelso to IAAI. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso's officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger), Kelso's investment in IAAI, Kelso's control of Axle Merger (and, following the merger, IAAI as the surviving corporation) or any of its subsidiaries, and the services rendered to IAAI under the financial advisory agreement. It also requires that IAAI reimburse Kelso's expenses incurred in connection with the merger and with respect to services to be provided to IAAI on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees, as may be determined by the board of directors of IAAI and Kelso, by IAAI to Kelso in connection with future investment banking services and for the reimbursement by IAAI of expenses incurred by Kelso in connection with such services.

     Parthenon and certain of its affiliates own approximately 10.4% of IAAI. Under the terms of a letter agreement between PCAP, L.P., an affiliate of Parthenon, and Axle Merger, upon completion of the merger IAAI paid to PCAP, L.P. a fee of $525,000.


10.  TREASURY STOCK

     Prior to the merger, IAAI had treasury stock. The treasury stock purchases were recorded using the cost method of accounting. The treasury stock was retired as part of the merger transaction. We did not repurchase any shares since the merger.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


11.  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of September 25, 2005 and December 26, 2004 (dollars in thousands):

                                                          SUCCESSOR             PREDECESSOR
                                                     ------------------      -----------------
                                                     SEPTEMBER 25, 2005      DECEMBER 26, 2004
                                                     ------------------      -----------------
                                                         (UNAUDITED)

       Unbilled receivables                               $31,173                  $35,555
       Trade accounts receivable                           10,680                   14,596
       Other receivables                                      477                    1,086
                                                          -------                  -------
                                                           42,330                   51,237
       Less allowance for doubtful accounts                  (454)                    (794)
                                                          -------                  --------
                                                          $41,876                  $50,443
                                                          =======                  =======


     Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which we will be reimbursed when the vehicle is sold. Trade accounts receivable includes fees and proceeds to be collected from both insurance companies and buyers.


12.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at September 25, 2005 and December 26, 2004 (dollars in thousands):

                                                          SUCCESSOR             PREDECESSOR
                                                     ------------------      -----------------
                                                     SEPTEMBER 25, 2005      DECEMBER 26, 2004
                                                     ------------------      -----------------
                                                         (UNAUDITED)
       Land                                               $ 5,281                  $ 7,662
       Buildings and improvements                           6,910                   13,722
       Equipment                                           24,836                   49,645
       Leasehold improvements                              38,708                   49,485
                                                          -------                  --------
                                                           75,735                  120,514
       Less accumulated depreciation
          and amortization                                 (3,520)                 (45,830)
                                                          -------                  -------
                                                          $72,215                  $74,684
                                                          =======                  =======


     As discussed in Note 1, in connection with the merger transactions, the property and equipment of the successor was revalued at the fair value based on preliminary estimates and assumptions, resulting in adjusted basis, and the accumulated depreciation was eliminated.


13.  ACQUISITIONS & DIVESTITURES

     In the second quarter of 2005, we acquired Insurance Recovery Center, Inc. located just outside Altoona, Pennsylvania. The acquisition leverages our existing regional coverage in this market. The results of operations of this acquisition are included in our consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $0.8 million.

     In the second quarter of 2005, we sold one of our Houston properties for $1.2 million in cash. We recorded a gain on the gain on the sale of this facility of $0.5 million, net of taxes in the predecessor period.

     In the third quarter of 2005, we acquired Sadisco of Charleston, located just outside of Charleston, South Carolina, in Ravenel, South Carolina. The acquisition leverages our existing regional coverage in this market. The results of operations of this acquisition are included in our consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $0.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, management. These forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected, expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by use of words such as "may," "will," "should," "anticipates," "believes," "expects," "plans," "future," "intends," "could," "estimate," "predict," "projects," "targeting," "potential," or "contingent," the negative of these terms or other similar expressions. Our actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons, including those discussed in "Factors That Could Affect Future Results." You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publish, update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.


OVERVIEW

     We provide insurance companies and other vehicle supplier's cost-effective salvage processing solutions principally on a consignment basis. The consignment method includes both a percentage of sale and fixed fee basis. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by us and only the fees associated with processing the vehicle are recorded as revenue. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both ourselves and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. The proceeds from the sale of the vehicle itself are not included in revenue. We also, on a very limited basis, sometimes acquire vehicles via purchase. Under the purchase method, the vehicle is owned by us, and the proceeds from the sale of the vehicle are recorded as revenue.

     Our operating results are subject to fluctuations, including quarterly fluctuations, which can result from a number of factors, some of which are more significant for sales under the purchase method. The discussion in this section contains forward-looking statements that are based on beliefs of our management, as well as assumptions made by, and information currently available to, management. Our actual results could differ materially from those discussed or implied herein. Refer to the section "Factors That Could Affect Future Results" for a further discussion of some of the factors that affect or could affect our business, operating results and financial condition.

     On February 22, 2005, IAAI entered into a merger agreement with Axle Merger and Axle Holdings. On May 25, 2005, Axle Merger merged with and into IAAI, with IAAI continuing as the surviving corporation, and IAAI became a direct wholly owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso). The following transactions occurred in connection with the merger:

     o Approximately 11.8 million shares of IAAI's outstanding common stock were converted into the right to receive $28.25 per share in cash.

     o All outstanding options to purchase shares of IAAI's common stock (other than certain options held by the continuing investors, which were exchanged into stock options of Axle Holdings) were canceled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price.

     o Affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors contributed approximately $143.6 million in cash to the LLC, which now holds all the outstanding shares of Axle Holdings.

     o The continuing investors exchanged stock options of IAAI with an aggregate intrinsic value of approximately $3.3 million into stock options of Axle Holdings with an equivalent aggregate spread value.

     o Axle Merger entered into new senior secured credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan B and, upon completion of the merger, IAAI assumed Axle Merger's obligations under these credit facilities and all of IAAI's domestic subsidiaries guaranteed these credit facilities.

     o IAAI Finance issued $150.0 million of 11% Senior Notes due April 1, 2013, or the notes, and, upon completion of the merger, IAAI assumed IAAI Finance's obligations under the notes and all of IAAI's domestic subsidiaries guaranteed the notes on a senior unsecured basis. Upon completion of the merger of Axle Merger with and into IAAI, IAAI Finance merged with and into IAAI, with IAAI continuing as the surviving corporation.

     o The LLC contributed to Axle Merger, through Axle Holdings, approximately $143.6 million in cash, representing the cash equity contribution by affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, the continuing investors and certain third party investors.

     o    IAAI used the net proceeds from these contributions and financings to:

          o fund the cash consideration payable to its shareholders and option holders under the merger agreement;

          o repay the outstanding principal and accrued interest under its then existing credit facility; and

          o    pay related transaction fees and expenses.

     We accounted for the transactions using the purchase method of accounting and, accordingly, our financial data in respect of reporting periods subsequent to May 25, 2005, or successor periods, reflect the purchase method of accounting.


SIGNIFICANT ITEMS AFFECTING COMPARABILITY

     The merger transactions resulted in a new basis of accounting under SFAS
141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 25, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the financial statements. In addition, the successor incurred debt issuance costs and $265.0 million of debt in connection with the merger. As a result, interest expense and debt will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities to their fair values as of the merger date as a result of preliminary estimates and certain assumptions we believe are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus we have not yet completed our allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods.


ACQUISITIONS AND NEW OPERATIONS

     Since 1991, we have grown through a series of acquisitions and opening of new sites and currently we have a total of 80 sites. In 2005, we acquired branches in Altoona, Pennsylvania and Charleston, South Carolina and opened new operations in Jacksonville, Florida.


RESULTS OF OPERATIONS

     The following table sets forth our results of operations for (1) the quarter ended September 25, 2005 and the quarter ended September 26, 2004, and
(2) the nine months ended September 25, 2005 and the nine months ended September 26, 2004. The results for the nine months ended September 25, 2005 set forth the combined successor and predecessor revenues, cost of sales, operating expense, other (income) expense and income taxes for the nine months ended September 25, 2005.

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           ------------------------------     ------------------------------
                                                           SEPTEMBER 25,     SEPTEMBER 26,    SEPTEMBER 25,     SEPTEMBER 26,
                                                              2005               2004              2005             2004
                                                           ------------      ------------     ------------      ------------
                                                                                (DOLLARS IN THOUSANDS)
Revenues:
     Fee income                                             $  58,087         $  53,250         $ 180,532         $ 155,091
     Vehicle sales                                             10,056             7,502            30,417            22,853
                                                            ---------         ---------         ---------         ---------
                                                               68,143            60,752           210,949           177,944
Cost of sales:
     Branch cost                                               42,456            40,157           129,491           118,150
     Vehicle cost                                               8,643             6,229            25,935            19,400
                                                            ---------         ---------         ---------         ---------
                                                               51,099            46,386           155,426           137,550
                                                            ---------         ---------         ---------         ---------
         Gross profit                                          17,044            14,366            55,523            40,394

Operating expense:
     Selling, general and administrative                       10,182             9,239            29,404            26,076
       Loss (gain) on sale of property and equipment              351              (606)
                                                                                                     (528)             (626)
     Merger costs                                                   -                --            20,762                --
                                                            ---------         ---------         ---------         ---------
                                                               10,533             8,633            49,638            26,702
                                                            ---------         ---------         ---------         ---------
         Earnings from operations                               6,511             5,733             5,885            14,944

Other (income) expense:
     Interest expense                                           6,350               362             9,559             1,248
     Other income                                                (140)              (19)           (2,623)              (40)
                                                            ---------         ---------         ---------         ---------
         Earnings (loss) before taxes                             301             5,390            (1,051)           13,736
Income taxes                                                     (206)            2,036             3,382             5,426
                                                            ---------         ---------         ---------         ---------
         Net earnings (loss)                                $     507         $   3,354         $  (4,433)        $   8,310
                                                            =========         =========         =========         =========



THREE MONTHS ENDED SEPTEMBER 25, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 26, 2004

     Revenues were $68.1 million for the three months ended September 25, 2005, up from $60.8 million for the same three month period in 2004. Fee income in the third quarter increased 9% to $58.1 million, versus $53.2 million in the third quarter of last year due to more favorable pricing and an increase in volumes sold.

     Cost of sales increased $4.7 million to $51.1 million for the three months ended September 25, 2005, versus $46.4 million for the same period last year. Vehicle cost of $8.6 million was $2.4 million more than the $6.2 million incurred in the third quarter of 2004. Branch cost including depreciation of $42.5 million increased $2.3 million from $40.2 million for the same period last year. This increase was primarily the result of higher per unit tow costs.

     Gross profit increased 19% to $17.0 million for the three months ended September 25, 2005, from $14.4 million for the same period in 2004.

     Selling, general and administrative expense, including depreciation and amortization, of $10.2 million increased $0.9 million, or 10%, from the $9.2 million of expense incurred during the third quarter of last year. This increase is primarily related to the amortization of the intangibles arising from the merger.

     Interest expense for the three months ended September 25, 2005 increased to $6.4 million from $0.4 million in the third quarter of 2004. This increase is primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity. The notes and our new senior credit facilities, including the term loan, are described in "--Financial Condition and Liquidity" below.

     Income taxes for the three months ended September 25, 2005 of $0.2 million are based on an effective rate of 27.6% for the successor's fiscal year ending December 25, 2005. The difference from the statutory rate was primarily attributable to expenses incurred in connection with the merger that are not deductible for tax purposes. Income taxes for the three months ended September 26, 2004 of $2.0 million were based on our expected effective rate of 40.7% for the fiscal year ended December 26, 2004.

NINE MONTHS ENDED SEPTEMBER 25, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 26, 2004

     Revenues were $210.9 million for the nine months ended September 25, 2005, up from $177.9 million for the nine month period ended September 26, 2004. Fee income increased to $180.5 million versus $155.1 million for the nine month period ended September 26, 2004 due to more favorable pricing and an increase in volume sold.

     Cost of sales increased $17.8 million to $155.4 million for the nine months ended September 25, 2005, versus $137.6 million for the same period last year. Vehicle cost of $25.9 million was $6.5 million more than the $19.4 million incurred in the nine months ending September 26, 2004. Branch cost including depreciation of $129.5 million increased $11.3 million from $118.2 million for the same period last year. This increase was primarily the result of increased volumes and higher per unit tow costs.

     Gross profit increased 37% to $55.5 million for the nine months ended September 25, 2005, from $40.4 million for the comparable period in 2004.

     Selling, general and administrative expense, including depreciation and amortization, of $29.4 million increased 13% from last year's amount of $26.1 million. This increase is primarily due to $3.3 million of amortization related to the intangibles recorded as part of the merger transaction.

     Merger costs for the nine months ended September 25, 2005 of $20.8 million are primarily related to $9.0 million in legal and advisory fees, $5.0 million in management fees, $4.1 million in change of control payments, $0.8 million of insurance costs and $1.9 million net interest on bond indebtedness incurred in connection with the merger transactions.

     Interest expense of $9.6 million for the nine months ended September 25, 2005, increased $8.4 million from $1.2 million for the comparable period in 2004. This increase is primarily attributable to $9.1 million of interest incurred on $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity, and $0.5 million attributable to the prior senior credit facility. The senior notes and our new senior credit facilities, including the term loan, are described in "--Financial Condition and Liquidity" below. Interest expense for the nine months ended September 26, 2004 was attributable to the prior credit facility.

     Income taxes for the nine months ended September 25, 2005 of $3.4 million result in an effective tax rate of (321.8)%. This rate is based on effective rate calculations made for the predecessor and successor periods. The difference from the statutory rate was attributable to expenses incurred in connection with the merger that are not deductible for tax purposes. Income taxes for the nine months ended September 26, 2004 of $5.4 million were based on the Company's expected effective rate of 40.7% for the fiscal year ended December 26, 2004.

FINANCIAL CONDITION AND LIQUIDITY

     Historically, IAAI has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures. During the quarter ended June 26, 2005, we funded the payment of the cash consideration payable in connection with the merger to old shareholders and option holders of IAAI, the retirement of pre-merger debt, and the payment of fees and expenses related to the transactions, primarily from (i) borrowings under our new $165.0 million senior credit facilities, (ii) the issuance of the old notes, and (iii) proceeds of the sale of interests in the LLC that were contributed to IAAI. We expect to fund our capital expenditures for the remainder of 2005 from a combination of cash generated from operations and revolving credit borrowings.

     Net cash provided by operating activities during the nine months ended September 25, 2005 was $16.3 million, a $13.0 million decrease from the same period last year, primarily as a result of the merger transaction costs.

     Net cash used in investing activities during the nine months ended September 25, 2005 was $370.1 million, consisting primarily of funds used for the payment of the cash consideration payable in connection with the merger to old shareholders and option holders of IAAI, the purchase of the Altoona facility, capital expenditures and earn out payments made in connection with prior acquisitions.

     Net cash provided by financing activities during the nine months ended September 25, 2005 was $372.2 million compared to $8.7 million used during the nine months ended September 26, 2004. This increase resulted primarily from (i) the issuance of the 11% Senior Notes due 2013, (ii) proceeds of the sale of the interests in the LLC that were contributed to IAAI, and (iii) borrowings under the new credit facilities. These increases were partially offset by the repayment of our old senior credit facilities and the incurred issuance costs related to the new debt.

     At September 25, 2005, we had current assets of $102.4 million, including $31.7 million in cash and cash equivalents, current liabilities of $51.9 million and working capital of $50.5 million, which represents a $33.6 million increase from December 26, 2004.

     Our accounts receivable decreased $8.5 million to $41.9 million as of September 25, 2005, from $50.4 million as of December 26, 2004. Accounts receivable consists of balances due from our salvage providers, typically large insurance companies. Accounts receivable include advance charges paid by us on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving the vehicle to one of our facilities. Inventory increased $1.2 million to $15.7 million as of September 25, 2005, from $14.5 million as of December 26, 2004. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received. Inventory increased due to higher per unit costs due primarily to higher tow charges.

     Capital expenditures were approximately $14.1 million for the nine months ended September 25, 2005. These capital expenditures consisted of several growth projects and elective spending, including various branch improvements, upgrades to existing branches, the development of new facilities and continued enhancements to our information technology system.

     On May 19, 2005, we entered into new senior credit facilities comprised of a $50.0 million revolving credit facility maturing in 2011 and a $115.0 million term loan facility maturing in 2012. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger and related transactions, including the repayment of our old senior credit facilities. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of
(i) the rate most recently announced by the Bank of New York as its "prime rate" in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.50% to 2.75% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.50% to 1.75% on base rate term loans. The amount of the margin is based on our leverage ratio. As of September 25, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 6.45% for the new senior credit facilities. There were no base rate loans outstanding at September 25, 2005. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of September 25, 2005, $47.7 million was available for borrowing under the senior credit facilities.

     Our obligations under the senior credit facilities are guaranteed by each existing direct and indirect subsidiary of IAAI. In addition, each future significant domestic subsidiary of IAAI is required to guaranty those obligations. The senior credit facilities are secured by (1) all existing and future property and assets, real and personal, of IAAI and each guarantor, subject to certain exceptions; (2) a pledge of 100% of the stock of each of IAAI's existing and future direct and indirect domestic subsidiaries; (3) a pledge of 65% of the stock of each of IAAI's future direct and indirect foreign subsidiaries; (4) all present and future intercompany debt of IAAI and each guarantor; and (5) all proceeds of the assets described in clauses (1), (2), (3) and (4) of this sentence. Under the senior credit facilities, we are required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The credit facilities also contain various other covenants that limit our ability to, among other things:

     o    incur additional indebtedness, including guarantees;

     o    create, incur, assume or permit to exist liens on property or assets;

     o engage in sales, transfers and other dispositions of our property or assets;

     o declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders;

     o    make or commit to make capital expenditures over certain thresholds;

     o make loans and investments and enter into acquisitions and joint ventures;

     o prepay, redeem or repurchase our debt, or amend or modify the terms of certain material debt or certain other agreements; and

     o restrict our ability and the ability of our subsidiaries to pay dividends and make distributions.

     We are currently in compliance with our obligations under the senior credit facilities.

     The covenants contained within the senior credit facility agreement are critical to an investor's understanding of our financial liquidity, as the violation of these covenants could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as net earnings
(loss) plus income tax provision (benefit), interest (net), depreciation, and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is not a defined term under generally accepted accounting principles in the United States, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing consolidated EBITDA (in thousands):

                                                          THREE MONTHS ENDED                               TWELVE MONTHS ENDED
                                     -------------------------------------------------------------    -----------------------------
                                     DECEMBER 26,     MARCH 27,         JUNE 26,      SEPTEMBER 25,   SEPTEMBER 25,     DECEMBER 26,
                                        2004            2005             2005             2005            2005             2004
                                     -----------      --------         --------       ------------    ------------      -----------
Net earnings (loss)                   $  3,955        $  5,021         $ (9,961)        $    507        $   (478)        $ 12,265
Income taxes                             1,713           3,143              445             (206)          5,095            7,139
Interest expense (net)                     323             419            2,790            6,210           9,742            1,572
Depreciation and amortization            3,261           3,203            4,120            4,481          15,065           12,985
                                      --------        --------         --------         --------        --------         --------
     EBITDA                              9,252          11,786           (2,606)          10,992          29,424           33,961
Non-cash charges                            73             695              388                -           1,156              360
Non-recurring expense (income)           1,222             (32)          (3,197)             351          (1,656)             597
Merger costs                                 -           1,233           19,529                -          20,762                -
Estimate cost savings                      353           1,218                -                -           1,571            4,263
Estimated incremental revenue                -               -                -                -               -            7,759
Allowance per credit agreement(1)            -               -            1,000            1,000           2,000                -
Advisory service fees                        -               -               49              125             174                -
                                      --------        --------         --------         --------        --------         --------
     Consolidated EBITDA              $ 10,900        $ 14,900         $ 15,163         $ 12,468        $ 53,431         $ 46,940
                                      ========        ========         ========         ========        ========         ========


 ----------------
 (1) Per the credit agreement, EBITDA is to be increased by $1.0 million for each of the three month periods ended September 25, 2005 and June 26, 2005 for covenant purposes only.

     The term loan under the senior credit facilities is amortized quarterly from December 31, 2005 through the date of maturity. The scheduled quarterly amortization payments are $287,500 per quarter, with a balloon payment of $107.5 million due on May 19, 2012.

     With respect to fiscal years beginning 2006 and later, we are required to make a mandatory annual prepayment of the term loan and the revolving loan in an amount equal to 75% of excess cash flow, as defined in the senior credit agreement, when the consolidated leverage ratio is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0. In addition, we are required to make a mandatory prepayment of the term loans with, among other things:

     o 100% of the net cash proceeds of certain debt issuances, and sales and leasebacks of real property, subject to certain exceptions;

     o 50% of the net cash proceeds from the issuance of additional equity interests; and

     o 100% of the net cash proceeds from any property or asset sale or recovery event in an amount exceeding $2.5 million in any fiscal year, subject to certain exceptions and reinvestment requirements.

     Mandatory prepayments will be applied first to the base rate term loans and then to eurodollar term loans.

     As of September 25, 2005, there were no borrowings under the revolving credit facility, although we did have outstanding letters of credit in the aggregate amount of $2.3 million, and $115.0 million outstanding under the term loan facility. At September 25, 2005, the interest rate on borrowings under the term loan was 6.45%.

     On April 1, 2005, IAAI Finance issued $150.0 million of 11% Senior Notes due 2013. The obligations under the notes were assumed by IAAI on May 25, 2005, as a result of the merger. The notes mature on April 1, 2013, with interest paid semi-annually every April 1 and October 1. Under the indenture governing the notes, subject to exceptions, we must meet a minimum consolidated interest coverage ratio to incur additional indebtedness. Prior to April 1, 2008, on any one or more occasions, the issuer may use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.00% of the principal amount, plus accrued and unpaid interest. Otherwise, the notes are not redeemable until April 1, 2009. Starting on April 1, 2009, we have the option to redeem all or a portion of the notes at a redemption price equal to a percentage of the principal amount, plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 105.50% for the 12-month period beginning April 1, 2009; 102.75% for the 12-month period beginning April 1, 2010 and 100.00% thereafter. If we experience specific kinds of changes of control, we must offer to purchase the notes at a price of 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the notes contains various covenants which, subject to exceptions, limit the ability of the issuer and its restricted subsidiaries to, among other things:

     o    borrow money;

     o    incur liens;

     o pay dividends or make certain other restricted payments or investments;

     o    issue disqualified stock;

     o    merge, consolidate or sell all or substantially all of their assets;

     o    enter into transactions with affiliates;

     o create restrictions on dividends or other payments by the restricted subsidiaries;

     o    sell certain assets and use proceeds from asset sales; and

     o    create guarantees of indebtedness by restricted subsidiaries.

     On May 25, 2005, we prepaid the outstanding principal amount of approximately $22.1 million on our prior credit facility, together with approximately $0.2 million of accrued interest, thereby paying off our prior credit facility in full.

     We have capital leases of approximately $0.8 million of which approximately $0.4 million is classified as short term. Other long-term liabilities included our post-retirement benefits liability that relates to a prior acquisition. The amount recorded at September 25, 2005 for the post-retirement benefits liability was approximately $0.7 million.

     We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facility, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.


OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

     Our operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the actual cash value, or ACV, of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, mild weather conditions that cause fewer traffic accidents, higher fuel prices reducing the number of miles driven, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. We are also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain our profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, weather conditions, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, our suppliers reducing the number of vehicles they place with us on consignment, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. Additionally, in the last few years there has been a declining trend in theft occurrences which reduces the number of stolen vehicles covered by insurance companies for which a claim settlement has been made. As a result of all the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and our operating results may vary significantly due to our relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters our operating results will fall below the expectations of public market analysts and investors.

COMPETITION IN OUR INDUSTRY IS INTENSE AND, IF WE ARE UNABLE TO COMPETE EFFECTIVELY, OUR FINANCIAL RESULTS MAY BE NEGATIVELY AFFECTED.

     We face intense competition for the supply of salvage vehicles as well as competition from processors of vehicles from other national and regional salvage pools. We may encounter further competition from existing competitors and new market entrants that are significantly larger and have greater financial and marketing resources. Other potential competitors include used car auction companies, providers of claims software to insurance companies, certain salvage buyer groups and insurance companies, some of which presently supply auto salvage to us. While most insurance companies have abandoned or reduced efforts to sell salvage vehicles without the use of service providers such as us, they may in the future decide to dispose of their salvage directly to end users. We may not be able to compete successfully against current or future competitors, which could impair our ability to grow and achieve or sustain profitability.

WE DEPEND ON A LIMITED NUMBER OF KEY INSURANCE COMPANIES TO SUPPLY THE SALVAGE VEHICLES WE SELL AT AUCTION. A SIGNIFICANT LOSS OF OR SIGNIFICANT REDUCTION IN BUSINESS WITH ANY OF THESE SUPPLIERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Historically, a limited number of insurance companies have supplied a substantial portion of our salvage units. For example, in 2004, the aggregate number of vehicles supplied by our three largest suppliers, State Farm, Zurich and GEICO, accounted for approximately 16%, 11% and 10%, respectively, of our total unit sales. Our agreements with our insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days' notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements or termination of these agreements, could have a material adverse effect on our operating results and financial condition.

IN ORDER TO MAINTAIN OUR NATIONAL PRESENCE, WE INCUR A SIGNIFICANT AMOUNT OF FIXED COSTS TO PROVIDE OUR SERVICES TO A SMALL NUMBER OF INSURANCE COMPANY SUPPLIERS. WE MAY NOT BE ABLE TO REALIZE SUFFICIENT REVENUES FROM THESE SERVICES TO COVER OUR COSTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     The provision of our services to insurance company suppliers on a national or regional basis through our nationwide network of facilities results in a significant amount of fixed costs, such as occupancy and labor costs. We may not realize sufficient revenue from these services to cover our expenses, in which case, our operating results and financial condition may be materially adversely affected.

OUR BUSINESS IS DEPENDENT ON INFORMATION AND TECHNOLOGY SYSTEMS. FAILURE TO EFFECTIVELY MAINTAIN THESE SYSTEMS COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Our ability to provide cost-effective salvage vehicle processing solutions to our customers depends in part on our ability to effectively utilize technology to provide value-added services to our customers. We have implemented a web-based operating system, which allows us to offer hybrid live/Internet auctions and to provide vehicle tracking systems and real-time status reports for our insurance company customers' benefit, and to support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer and branch/headquarters communications. Our ability to provide the foregoing services depends on our capacity to store, retrieve and process data, manage significant databases, and expand and periodically upgrade our information processing capabilities. As we continue to grow, we will need to continue to make investments in new and enhanced information and technology systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our operating results and financial condition. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Although we have experienced no significant breaches of our network security by unauthorized persons, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, there could be a significant interruption to our ability to provide many of our electronic and web-based services to our customers. If that were to occur, it could have a material adverse effect on our operating results and financial condition.


WE ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION. FAILURE TO COMPLY WITH LAWS OR REGULATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Our operations are subject to regulation, supervision and licensing under various federal, state and local agencies, statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which we operate. Changes in law or governmental regulations or interpretations of existing law or regulations could result in increased costs, reduced salvage vehicle prices and decreased profitability for us. In addition to the regulation of sales and acquisitions of vehicles, we are also subject to various local zoning requirements with regard to the location of our auction and storage facilities. These zoning requirements vary from location to location. Failure to comply with present or future regulations or changes in existing regulations could have a material adverse effect on our operating results and financial condition.


WE MAY BE UNSUCCESSFUL IN PURSUING OUR GROWTH STRATEGY OF INCREASING VEHICLE SALES AT EXISTING FACILITIES, MAKING ACQUISITIONS OR COMPLETING GREENFIELD EXPANSIONS AND MAY FACE SIGNIFICANT CHALLENGES IN INTEGRATING ANY ACQUISITIONS WE DO MAKE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     We may not be able to continue to grow revenues and profitability of our existing facilities or acquire new salvage auction facilities or build additional salvage auction facilities on terms economically favorable to us, or at all. In addition, we may be unsuccessful in expanding existing sites. Our ability to achieve these objectives is dependent on, among other things, the integration of new facilities and their information systems into our existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund the expansion and integration of our business. Any delays or obstacles in this integration process could have a material adverse effect on our operating results and financial condition. Furthermore, we have limited sources of additional capital available for acquisitions, expansions and start-ups. Our ability to integrate and expand our facilities will depend on our ability to identify and obtain additional sources of capital. In the future, we also will be required to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. The failure to improve these systems on a timely basis and to successfully expand, train and manage our work force could have a material adverse effect on our operating results and financial condition.


WE MAY NOT SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

     We may not be able to fully implement our business strategies or realize our expected cost savings, in whole or in part or within the time frames anticipated. In addition, there can be no assurance that we will be able to correlate our higher levels of service with the payments we receive from our customers. Our cost savings, efficiency improvements and pricing strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Additionally, our business strategy may change from time to time. As a result, we may not be able to achieve our expected results of operations and our actual income and operating cash flow may be negatively affected.


THE OPERATION OF OUR AUCTION FACILITIES POSES CERTAIN ENVIRONMENTAL RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Our operations are subject to federal, state and local environmental laws and regulations. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at our facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of our facilities. Waste materials, such as waste solvents or used oils, are generated at some of our facilities and are disposed of as non-hazardous or hazardous wastes. We believe that we are in compliance in all material respects with applicable environmental regulations and do not anticipate any material capital expenditure for environmental compliance or remediation. While we have not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials, environmental laws and regulation could become more stringent over time and we may be subject to significant compliance costs in the future. Future contamination at one or more of our facilities, or the potential contamination by previous users of certain acquired facilities, however, creates the risk that we could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on our operating results and financial condition.


OUR ABILITY TO OPERATE OUR COMPANY SUCCESSFULLY COULD BE IMPAIRED IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success depends in large part on the performance of our executive management team and other key employees. If we lose one or more of our executive officers or key employees, our ability to operate our business and implement our business strategies successfully could be impaired. Even though we have employment agreements with certain of our executive officers, there can be no assurance that they will serve the term of their employment agreements or renew their employment agreements upon expiration. In addition, if we fail to attract other qualified personnel, our business prospects could be materially adversely affected.

RISKS RELATING TO OUR RELATIONSHIP WITH KELSO

WE ARE CONTROLLED BY AFFILIATES OF KELSO, AND THEIR INTERESTS AS EQUITY HOLDERS MAY CONFLICT WITH THE INTERESTS OF HOLDERS OF THE NOTES.

     Certain private equity funds affiliated with Kelso own substantially all of our equity. The Kelso affiliates are able to elect all of our directors, appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our articles of incorporation, mergers, or sales of substantially all of our assets. The directors elected by the Kelso affiliates will be able to make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of holders of the 11% Senior Notes due 2013. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of the note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of the 11% Senior Notes due 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to interest rate fluctuations on our floating rate credit facility, under which we have outstanding a $115.0 million term loan at September 25, 2005. We have outstanding $150.0 million of senior notes at a fixed rate of 11%.


ITEM 4. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

      Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the period covered by this report, we made changes to our controls and procedures as part of our ongoing monitoring and improvement of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

     We are party to a number of lawsuits arising in the normal course of our business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position.

Emery Air Freight Accident

     On February 4, 2003, we filed a lawsuit in the Superior Court of California, County of Sacramento, against Emery Air Freight, or Emery, Tennessee Technical Services, or TN Tech, and Bob and Corrine Spence, or the Spences. The lawsuit sought to recover damages caused by the crash of an Emery DC-8 aircraft onto our Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of our facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and we were required to do so. We suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. We maintained insurance policies that covered a significant portion of our losses. Our insurer, Reliance Insurance Company, paid almost $1.0 million on our lost inventory claims. However, in October 2001, the Pennsylvania Insurance Commissioner put Reliance into reorganization, a petition in bankruptcy was filed, and it appears unlikely that Reliance will make any further payments to us. We have filed claims with the California Insurance Guarantee Association, which provides coverage for California property losses insured by an admitted insurer that is unable to pay covered claims. The Association has refused to pay our claims and has taken the position that its liability to us is limited to $0.5 million.

     In our lawsuit, we sought to recover from Emery and TN Tech for negligence, trespass, and negligent maintenance of the aircraft. We also filed suit against the Spences, alternatively, seeking to recover from the Spences for breach of provisions in our lease requiring that they as landlord either pay for or share the cost of remediation of hazardous wastes. The Spences filed a cross-complaint against us alleging breach of contract. On October 6, 2004, we entered into a settlement and arbitration agreement with the Spences whereby each party dismissed, without prejudice, its claims against the other. Furthermore, on April 12, 2005, we mediated the remaining claims against Emery and TN Tech and reached a settlement whereby TN Tech agreed to pay us $2.35 million for our unrecovered losses resulting from the crash. In exchange, we agreed to release TN Tech and Emery from all claims arising from the crash. On June 8, 2005, we received payment of the settlement amount and filed a motion dismissing the lawsuit against all parties.

Relocation of the Woodinville Branch

     On September 16, 2003, we received notice from the King County Wastewater Treatment Division, Department of Natural Resources, that King County was in the process of building a water treatment facility and that our Woodinville, Washington branch was located within the boundaries of the likely site for placement of this facility. In the notice, we were advised that if the site was selected, King County would pursue acquisition of the property from our landlord, Waterman Properties.

     On October 3, 2003, we received further notice from King County that it had extended an offer to purchase the Woodinville site from Waterman Properties and that, if the offer was accepted, we would be expected to enter into a lease arrangement with King County until such time as King County directed it to vacate the facility. The notice stated that we would be entitled to at least 90 days' notice prior to being required to vacate. In an open house meeting on December 1, 2003, King County announced that it expected all property owners and tenants to vacate the proposed water treatment site no later than the end of 2004. We never received formal notice of this timeline from King County; instead, we were advised of the timeline from counsel who attended the open house meeting.

     We have retained counsel and other consultants to assist in our relocation effort, protect our interests in the value of leasehold improvements made to the premises and recover costs resulting from the relocation. Pursuant to applicable law, we are entitled to reimbursement of certain costs associated with the relocation of our business from this site to another suitable location.

     Under our lease with Waterman Properties, we are entitled to the value of our leasehold improvements invested in the property. There is currently a dispute between us and Waterman Properties regarding how to value the improvements made to the Woodinville facility. On March 4, 2004, we filed a lawsuit in Snohomish County Superior Court against King County and Waterman Properties asking the court to appoint a receiver to manage a portion of the funds (up to $ 1.5 million) that Waterman Properties might receive from King County and to award us a portion of the condemnation award in an amount equal to the value of our leasehold improvements. The outcome of this action is uncertain at this time.

     Since that date, we began searching for an alternate location on which to relocate, believing that in all likelihood we would be required to vacate the Woodinville facility by year's end. On November 16, 2004, we entered into a new lease for property located in Tukwila, Washington. Simultaneously, we negotiated a settlement with King County, whereby we terminated our lease with Waterman Properties and dismissed our complaint against King County to permit the sale and purchase of the Woodinville property. The settlement further provided for $900,000 of the purchase price to be placed into escrow for payment of any judgment that might be awarded in our ongoing suit against Waterman. The outcome of this action remains uncertain at this time. At year end, we exited the Woodinville facility and wrote off leasehold improvements of approximately $991,000. To date, we have received $296,000 in relocation expenses.

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


                                 INSURANCE AUTO AUCTIONS, INC.




Date: November 9, 2005           By:    /s/ Scott P. Pettit
      ----------------              --------------------------------------
                                 Name:  Scott P. Pettit
                                 Title: Senior Vice President and Chief
                                        Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.
----------


31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.