Form 10-K
period 2005-12-25
INSURANCE AUTO AUCTIONS, INC
filed 2006-03-27
CIK 880026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19594

INSURANCE AUTO AUCTIONS, INC
(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization	95-3790111 (I.R.S. Employer Identification Number)
Two Westbrook Corporate Center, Suite 500
Westchester, Illinois 60154
(708) 492-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer ☐.           Accelerated Filer ☐.           Non-Accelerated Filer ☑.
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     All of the voting and non-voting common equity of the Registrant is held by affiliates. The number of shares of the Registrant’s stock outstanding as of December 25, 2005: 100

INSURANCE AUTO AUCTIONS, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
     This Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 1A, 2, 3 and 7 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations are reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside our control. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward looking-statements attributable to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
Certain Definitions
     In this Report:
•	the terms “IAAI,” “we,” “us,” “our”, “the Company” and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries;

•	the term “Axle Holdings” refers to Axle Holdings, Inc., the corporate parent of IAAI;

•	the term “LLC” refers to Axle Holdings II, LLC, the limited liability company parent of Axle Holdings and an entity controlled by affiliates of Kelso; and

•	the term “Kelso” refers to Kelso & Company, L.P., a New York based private investment firm.
PART I
ITEM 1. BUSINESS.
Overview
     We are the second largest provider of salvage vehicle auction services in the United States. We facilitate an efficient market between suppliers of salvage vehicles, primarily insurance companies, and buyers of salvage vehicles, primarily dismantlers and vehicle rebuilders. We provide salvage auction solutions for the redistribution of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and other salvage vehicles. We enjoy long-term relationships with all the major automobile insurance companies in the United States, including Allstate, GEICO, Nationwide, Progressive, State Farm, USAA and Zurich. In addition, we currently maintain relationships with an extensive network of registered buyers of salvage vehicles. We serve our customer base through 81 sites in 32 states, with locations in 60 of the top 75 metropolitan markets in the United States.

     Through our broad service offering, including our hybrid live/Internet auction capabilities, we seek to increase the net proceeds per vehicle generated on behalf of our salvage suppliers and reduce their administrative costs and claim recovery cycle time. We provide our buyers with the salvage vehicles they need to fulfill their replacement part or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles. Most of our salvage vehicles are sold on a consignment basis, where we do not take ownership of the vehicles sold.
     Under the leadership of our current management team, we completed an investment program begun in 2001 totaling over $50.0 million that improved our business processes, management information systems and facilities. We believe our streamlined business processes, new Web-based operating system and expanded and improved facility network and geographic presence have greatly improved the quality of our services. We have developed the capability to offer hybrid live/Internet auctions, which enable buyers to participate at our live auctions in person or through Internet bidding. In addition, we developed our CSA Today software product for our insurance company suppliers, which allows them to electronically assign vehicles to us, and provides them with real-time vehicle tracking systems and status reports to manage their inventory through the salvage process. During the last five years, we added 30 salvage auction sites through 14 acquisitions and 16 greenfield expansions and improved our existing facility network. These enhancements have enabled us to provide a more efficient market for the redistribution of total-loss vehicles for both salvage vehicle suppliers and buyers.
Our Competitive Strengths
     Leading market position. We are the second largest provider of salvage vehicle auction services in the United States. We recently increased our unit volumes by obtaining incremental business from several major insurance companies. We believe that our leading market position is protected by significant barriers to entry, including (i) difficulty in obtaining zoning and use permits to store and sell total-loss vehicles, (ii) the cost of purchasing or leasing large tracts of land in key metropolitan markets, (iii) the substantial costs to replicate our comprehensive service offering, including our advanced information technology infrastructure and (iv) the time and service levels required to establish long-term relationships with both the suppliers and buyers of salvage vehicles.
     National distribution network. Our national facilities footprint allows us to be a single source solution for our insurance company customers’ salvage disposal needs on a national or regional basis. We are able to reduce our insurance company customers’ administrative, towing and third-party storage costs, positioning us to win incremental volumes. Our insurance company customers continue to consolidate and we have the scale necessary to service them more efficiently and effectively than our smaller competitors. We have 81 sites in 32 states, including locations in 60 of the top 75 metropolitan markets in the United States, and an additional 50 selected service partners, which together provide comprehensive geographic coverage to our customers.
     Innovative, value-added service offerings. We offer complete service solutions to create the most efficient auction process for suppliers and buyers of salvage vehicles. Our range of service offerings include:
•	Live auctions with Internet-bidding capabilities. We offer our buyer customers the ability to (i) participate in person at a live auction at one of our branch facilities; (ii) pre-bid over the Internet; and (iii) bid over the Internet in real time in a live auction through our integrated Web-based bidding platform, I-bid LIVE.

•	CSA Today. We offer a data management system to our insurance company suppliers that provides them with the capability to electronically assign salvage vehicles to us and to track and manage their salvage vehicle inventory throughout the salvage process with real-time status reports.

•	Vehicle value enhancement services. We offer preservation services, such as custom shrink wrapping, preparation services, such as washing, detailing and key-making and presentation services, such as car-starting and our Run & Drive auction.

•	National Salvage Network. We offer a single source solution that allows an insurance company customer to assign all of its salvage vehicles to our national service center, which enables us to distribute vehicle consignments throughout the United States.

•	Vehicle inspection centers. We maintain vehicle inspection centers at many of our sites where we provide inspection services for suspected total-loss vehicles. These centers minimize vehicle storage charges incurred by our insurance company customers at temporary storage facilities or repair shops and also improve service time for the policyholder.
In addition, we offer electronic data interchange of titling information, salvage returns analyses, vehicle inspection services and FastTow towing services. We also offer our BidFast service that provides salvage valuation solutions for situations such as owner retention and partial loss conversion, and our FastTrack service that combines a comprehensive appraisal service with our salvage service resources so our insurance company customers can make a total-loss decision more quickly. We believe our value-added service offerings and our unique hybrid live/Internet auction capabilities drive higher returns for our suppliers.
     Proprietary technology platform. We developed our proprietary Web-based information system, Automated Salvage Auction Processing system, or ASAP, to streamline all aspects of our operations and centralize operational data collection. ASAP also provides our salvage vehicle suppliers with 24-hour online access to powerful tools to manage their salvage disposition process, including inventory management, salvage returns analysis and electronic data interchange of titling information. Our technology platform allows us to efficiently manage our business and improve customer returns on salvage, shorten our customers’ claims processing cycle and lower their claims administration costs.
     Long-term relationships with vehicle suppliers and buyers. We have long-term relationships with all of the major U.S. automobile insurance companies, many of whom have been our clients for decades. Our largest vehicle suppliers include Allstate, GEICO, Nationwide, Progressive, State Farm, USAA and Zurich. As a national provider of salvage vehicle auction services, we have benefited and expect to continue to benefit from consolidation within the automobile insurance industry, which provides us with most of the salvage vehicles that we process. We maintain one of the nation’s largest databases of registered salvage buyers, with an extensive network of dismantlers, rebuilders, salvage dealers, body/repair shops and other buyers from across the United States and abroad. In 2005, no single supplier represented more than 15% of our unit sales and no single buyer represented more than 5% of our unit sales.
     Experienced management team. We have a senior management team consisting of seven individuals with over 80 years of combined experience in the automobile physical damage insurance services industry. Led by Thomas C. O’Brien, our president and chief executive officer, our management team has improved our business processes, systems and facilities network, which has in turn significantly improved our financial results.

Our Business Strategy
     Increase auction sales volumes. We seek to continue to grow our unit volumes with our insurance company customers and other vehicle providers by generating better returns on salvage vehicles and offering a broad selection of services to prospective suppliers. We have recently obtained incremental business volumes from several major insurance companies based, in large part, on our ability to provide comprehensive salvage solutions on a national and regional level. Given our strong and growing penetration among top insurance salvage providers, we believe that we will continue to benefit as automobile insurance companies further consolidate. Our hybrid live/Internet auction capabilities, comprehensive service offerings and the increase in the number of vehicles processed at our existing sites typically make our auctions more attractive, resulting in greater buyer participation and increased competitive bidding. We believe these factors enhance our ability to deliver strong and improving returns on vehicles to our insurance company suppliers.
     Drive increased profitability. We intend to enhance profitability at our existing sites by leveraging our broad operating platform and integrated systems. Our available capacity, centralized administrative functions and ability to leverage the fixed cost component of our branch costs provides significant profit growth potential as we continue to drive higher volume levels. We plan to increase revenues per vehicle by continuing to improve our service offerings.
     Continue to invest in technology. We will continue to invest in and improve our technology infrastructure to expand our service offerings and improve our operating efficiencies. With our comprehensive portfolio of services, we are able to provide our customers with valuable, real-time information regarding their salvage disposition process, including inventory management data, salvage returns analysis and electronic data interchange of titling information. We will continue to leverage our technology platform to develop additional service offerings that will continue to improve our customers’ returns on salvage, shorten the claims processing cycle and lower the cost of administering claims. In addition, we will continue to invest in our front-end technology systems, including our Auction Center Internet portal, to further improve the buyer experience and buyer loyalty.
     Expand through selective acquisitions and greenfield sites. We expect to continue pursuing growth through a disciplined acquisition and greenfield expansion strategy in selected markets. The salvage vehicle market in the United States remains fragmented, although the three top companies, including IAAI, have a significant portion of the market share. The large majority of our competitors operate in a single market or lack a national presence. As demand for single source solutions increases as a result of the continued consolidation of our insurance company suppliers, we believe that we may be able to acquire smaller, less geographically diversified competitors who are less competitive at the regional and national level. In addition, we will continue to evaluate opportunities to open new greenfield sites in markets adjacent to where we already have a presence where we can effectively leverage our sales and marketing capabilities. We will also continue to selectively expand our presence in existing markets where we already have relationships with vehicle providers and have processing facilities.
Auctions
     We generally conduct auctions either weekly or bi-weekly at each of our locations. These auctions are either live or sealed bid. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. Using our Auction Center feature at www.iaai-bid.com, prospective buyers can either review all vehicles at each of our locations or search for specific vehicles across our inventory. Our Auction Center feature provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an “Auto Locator” function that promotes the search for specific vehicles within the auction system, and special “Flood” or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.
     Shortly after sale of the vehicle and the collection of gross proceeds from the buyer, we remit payment to the supplier of the vehicle. Most insurance company suppliers receive monthly summary reports of all vehicles processed by us. The reports track the insurance companies’ gross return on salvage, net return on salvage, the exact origin of the vehicle, details of storage charges and other useful management data. We also provide many of our suppliers with a quarterly Comprehensive Salvage Analysis of salvage trends.
Value-Added Services
     We offer an innovative portfolio of value-added service offerings. Our management has strategically developed and continues to extend our service offerings to maximize salvage returns, lower administrative costs, shorten the claims process and increase the predictability of returns to vehicle suppliers, while simultaneously expanding our ability to handle an increasing proportion of the total salvage and claims-processing function as a “one-stop shop” for insurers.
I-bid LIVE
     I-bid LIVE is our live auction Internet bidding solution. I-bid LIVE operates in concert with our live auctions and provides registered buyers with the opportunity to participate in live auctions that they cannot physically attend. Through an Internet-enabled computer, the buyer bids in real time along with the live local bidders and other Internet bidders via a simple, Web-based interface. I-bid LIVE provides real-time streaming audio from the IAAI live auction and images of salvage vehicles and other data. Buyers inspect and evaluate the salvage vehicle and listen to the live call of the auctioneer—just as the auction is happening. I-bid LIVE helps our buyers use time more efficiently by allowing them to “virtually” attend many auctions over a broad region without having to leave their office.
     Throughout 2005, Internet bidders participated in the majority of our vehicle auctions. Our Internet bidding capabilities have allowed us to create a broader, more anonymous buyer pool. I-bid LIVE increases overall buyer participation by allowing a given buyer to participate in more auctions than if physical attendance was required. Additionally, lower and more certain acquisition costs enable buyers to pay more while maintaining or improving net margins. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles. Remote buyers can rapidly view the auctioneer’s inventory to determine which parts they want to bid on. With its unique, “voice feed” features, I-bid LIVE provides live communication direct from the auctioneer to the Internet buyer in real-time. The buyer can also engage a third party to obtain accurate transportation quotes over the Internet. The combination of these services enables remote buyers to participate against local bidders with limited risk. By enabling full price discovery with anonymity and scale, Internet auctions have the potential to improve auction prices.
CSA Today
     The process of salvage disposition through our system begins at the first report of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative consigns the vehicle to us, either by phone, facsimile or electronically through our online CSA Today system.

     CSA Today is our proprietary data management system. The system enables insurance company suppliers to enter vehicle data electronically, and then track and manage the progress of salvage vehicles throughout the disposition process in terms of both time and salvage recovery dollars. With this tool, vehicle providers have 24-hour access to their total-loss data. The information provided through this system ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this system include inventory management tools and a powerful new “Average Salvage Calculator” that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the “repair” vs. “total” decision. The management tools provided by CSA Today enable claims personnel to monitor and manage total-loss salvage more effectively. Insurance company suppliers can also use CSA Today to view original garage receipts, verify ignition key availability, view settlement documents and images of the vehicles, and receive updates of other current and meaningful data.
Vehicle Inspection Centers
     In order to further minimize vehicle storage charges incurred by insurance company suppliers at the temporary storage facility or repair shop, and also to improve service time for the policyholder, we maintain vehicle inspection centers, or VICs, at many of our facilities. Some of the VICs are formalized through temporary license agreements with the insurance companies that supply the vehicles. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Suspected total-loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the insurance company determines that a vehicle is a total loss, it can easily be moved to one of our vehicle storage areas. If the vehicle is not totaled, it is promptly delivered to the insurer’s selected repair facility. We also have the ability to provide digital images as a service to our customers, electronically displaying pictures of the damaged cars to insurance adjusters in their offices.
     After a totaled vehicle is received at one of our facilities, it remains in storage but cannot be auctioned until transferable title has been submitted to and processed by us. For most vehicles stored at our facilities, no storage charges accrue for a contractually specified period of time. We provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, we customarily offer the insurance companies’ staff training for each state’s Department of Motor Vehicles, or DMV, document processing procedures. We utilize our title services to expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative costs and expenses. We then process the title documents in order to comply with DMV requirements for these vehicles.
National Salvage Network
     We offer our vehicle suppliers a National Salvage Network that allows an insurance company supplier to consign all of its salvage vehicles to a call center. This call center enables us to distribute vehicle consignments throughout most of the United States, even in markets where we do not currently have a facility, and is designed to minimize the administrative workload for insurance companies. In certain areas where we do not have a facility, such vehicles are distributed to our selected ServicePartners.

BidFast
     Our BidFast service provides insurers with binding bids for salvage vehicles that historically may have been owner-retained. The return on such vehicles (owner-retained salvage vehicles) is, in many cases, measurably improved for the supplier using this service and enables compliance with many states’ Department of Insurance Regulations. Vehicles purchased under BidFast are accounted for under the purchase method of sale.
FastTrack
     We also offer a total-loss appraisal service, FastTrack. FastTrack utilizes an early total-loss recognition system to identify, appraise and move probable total-loss vehicles sooner than the conventional claims process. FastTrack cuts through many of the delays typically associated with traditional claims handling by combining a comprehensive appraisal service with our salvage service resources. Completed appraisals, including a condition report and an array of digital images, are electronically transmitted to a secure, password-protected Web site, providing adjusters with same-day access to the information via the Internet. The result is faster completion of total-loss appraisals, significant savings on accrued shop storage and car rental expenses, and exceptional customer satisfaction.
Other Services
     We provide towing services for salvage vehicle buyers and suppliers. Live auction and I-bid LIVE bidders can use our in-house or subcontracted towing services for delivery of vehicles. For vehicle supplies, we offer our FastTow service. Our FastTow service provides towing services that guarantee vehicles will be delivered to one of our branch storage facilities, usually within one to two business days of consignment in a designated service area. When retrieving a vehicle, we will also advance, on behalf of the supplier, any storage and towing charges incurred when towing the vehicle from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by us, the towing subcontractor generally will pay the charges on our behalf at time of vehicle pick up and deliver the vehicle to a predetermined auction and storage facility of ours. The rapid retrieval time and review of advance charges are also intended to increase the insurance company’s net return on salvage. We generally use independent towing services to retrieve vehicles and tow back to our storage facilities.
     Our Catastrophe Action Team (CAT) can rapidly deploy a complete salvage-processing and claims recovery solution wherever a natural disaster or other catastrophe has occurred. We mobilize our CAT staff and equipment to swiftly establish local communications, vehicle storage and inspection centers, ensuring prompt service and file closure.
     We also offer, through our Specialty Salvage Division, salvage services for specialty vehicles such as trucks, heavy equipment, farm equipment, boats, recreational vehicles and classic and exotic cars. Marketing these vehicles nationwide to specialty buyers provides insurance companies with the opportunity for better returns on units that typically do not sell for as much at local salvage pools due to a limited number of local buyers. These vehicles can be viewed online through our Internet Web site at www.iaai.com.
     We also provide certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. Our CarCrush service helps insurance companies by ensuring that severely damaged or stripped “high profile” cars are crushed to prevent their vehicle identification numbers (VINs)

from being used in auto theft. We also provide computerized reporting of vehicle sales to the National Insurance Crime Bureau (NICB). This includes detailed buyer information obtained through our registration process.
Information Systems
     We utilize internally developed, proprietary software to manage our auction processes. Our management believes that information technology represents a critical tool for improving customer returns on salvage, shortening the claims processing cycle and lowing the cost of administering claims.
     In addition to the real-time Internet bidding capabilities we provide our salvage vehicle buyers through I-bid LIVE and the comprehensive salvage analysis data management system we provide our salvage vehicle suppliers through CSA Today, we have developed many other systems and programs to enhance efficiencies and increase returns to our customers.
Web-Based Automated Auction Processing System (ASAP)
     In order to consolidate 28 independent systems, we developed and implemented a new Web-based system designed to support vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer and branch/headquarters communications. The new system is designed to streamline all aspects of our operations as well as support future growth and expansion plans. The Web-based ASAP provides vehicle suppliers with capabilities such as online inventory management and electronic data interchange of titling information. Additionally, ASAP supports buyer services such as Internet-based searchable parts inventories, transportation cost estimators, third-party appraisal requests and real-time bidding.
     Our other information systems, including our I-bid LIVE service and CSA Today system, are integrated with our ASAP product, facilitating seamless auction processes and information flow with internal operational systems.
Electronic Data Interchange System (EDI)
     A key element of our operational strategy is an integrated electronic data interchange system, which we refer to as EDI. EDI efficiently interfaces us with our suppliers. EDI provides our operations and customer service personnel, vehicle suppliers and senior management with crucial, “real-time” information regarding current pricing, status of customer salvage, financial reports and other aspects of daily operations.
     Our EDI system functions by dialing out every five minutes (24 hours per day, seven days per week) to a network we built to retrieve all messages that were left there by the customer. These messages, including salvage assignments and invoice and payment rejection notices, are then incorporated into our processing system. At the same time, we generate an assignment confirmation notice acknowledging the receipt of the assignments to the insurance company. On a daily basis, we send the pre-bill notice and the deficit bill or final invoice to the insurance company as well as the settlement payment to the bank. The following morning, we receive payment notification from the bank.
Business Intelligence
     In the second quarter of 2004, we embarked on the development of our next generation of business intelligence products. The first iteration of reports was released into production in the first quarter of 2005 and another larger group of reports were released in the third quarter of 2005. This system is now providing enhanced financial and operational reporting and analytics for corporate and field management. We are now able to capture and store key business performance data, generate a series of pre-defined financial and operational reports and provide ad hoc analytical and reporting capabilities.
Operating Systems & Other Software
     Our information technology infrastructure is based entirely on the Windows/Intel platform. All applications systems are written in Visual Basic and/or Java and utilize relational databases. Where applicable, we have chosen to deploy commercial application software packages, most notably for our financial and business intelligence systems. In support of our live and Internet-based auctions, we operate and manage a wireless network in each of our locations in order to provide full access to applicable applications systems during the auctions.
Sales and Marketing
     Our internal sales force is our primary method of marketing our services to insurance company and non-insurance company salvage suppliers. These individuals solicit prospective vehicle providers at the national, regional and local levels. Branch managers also provide support in the form of day-to-day customer service and address customer needs at the local level.
     In an effort to generate additional revenues and improve customer satisfaction, direct mail is also used to communicate services and benefits to customers. This initiative includes a national quarterly newsletter, entitled OnTrack, and other local market updates that discuss how we address specific customer needs. In addition, we participate in a number of local, regional and national trade show events that further promote the benefits of our products and services.
     Using historical data supplied by prospective suppliers, we can provide suppliers with a detailed analysis of their current salvage returns and a proposal detailing ways in which we can improve salvage returns, reduce administrative costs, and provide proprietary turn-key claims processing services.
     In addition to providing insurance companies and certain non-insurance company suppliers with a means of disposing of salvage vehicles, we also offer services intended to increase the net amount of salvage sale proceeds received by suppliers while also reducing the time required to receive net proceeds. We seek to become an integral part of our suppliers’ salvage processes, and we view such mutually beneficial relationships as an essential component of our effort to attract and retain suppliers.
     We also seek to expand our supply relationships through recommendations from individual insurance company branch offices to other offices of the same insurance company. We believe that our existing relationships, and the recommendations of branch offices, play a significant role in our marketing of services to national insurance companies. Indeed, as we have expanded our geographic coverage, we have been able to market our services to insurance company suppliers on a national basis or within an expanded geographic area.
     We sell the majority of our vehicles through live auctions and maintain databases that contain information regarding an extensive network of registered buyers. No single buyer accounted for more than 5% of our revenue in 2005, highlighting the diversity of our buyer base. We generally accept cash, money orders, cashier’s checks, wire transfers and pre-approved checks for purchased vehicles. Vehicles are sold “as is” and “where is.” In advance of an auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually available at the auction facility or online on our Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on our Web site at www.iaai.com.
Sources of Revenue
     We process salvage vehicles primarily under two methods: fixed fee or percentage of sale consignment. Under the fixed fee consignment and percentage of sale consignment methods, we sell vehicles on behalf of insurance companies, which continue to own the vehicles until they are sold to buyers at auction. Under these methods, we generally conduct either live or closed bid auctions of the automotive salvage in return for agreed upon sales fees. In addition to fees, we generally charge our fixed fee consignment and percentage of sale consignment vehicle suppliers for various services, including towing and storage. We process a small percentage of vehicles under the purchase method, primarily using our BidFast service. Under the purchase method, we generally purchase vehicles from the insurance companies upon clearance of title, under financial terms determined by agreement with the insurance company supplier, and then resell these vehicles for our own account at our auctions. Under all methods of sale, we also charge the buyer of each vehicle various buyer-related fees.
Fixed Fee Consignment Sale Method
     In 2005 and 2004, the percentage of vehicles processed by us that were sold under the fixed fee consignment sale method was approximately 69% and 68%, respectively. Under this sale method, we charge fees to the insurance company supplier for specific services. These fees typically include a salvage sales fee plus towing, title processing and storage fees. With this method of sale, we act as an agent for the insurance company, arrange for the salvaged vehicle to be towed to our facility and process it for sale. Because we never take ownership of the vehicle, our revenue per vehicle from consignment sales are received only from these fixed fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the fixed fee consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where our revenue is principally comprised of the sale price of the vehicle.
Percentage of Sale Consignment Method
     In 2005 and 2004, the percentage of vehicles processed by us that were sold under the percentage of sale consignment method was approximately 27% and 28%, respectively. Pursuant to this method of sale, we act as an agent for the insurance company and receive a negotiated percentage of the vehicle selling price. As an agent, we arrange for the salvaged vehicle to be towed to our facility and process it for sale for a fee based on a percentage of sale price. The percentage of sale consignment method provides suppliers with a potentially greater upside as our fees are tied to selling prices and, thus, the salvage supplier has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. Because we never take ownership of the vehicle, our revenues per vehicle from percent of sale consignment sales are generated from these sales fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the percentage of sales consignment method is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where our revenue is principally comprised of the sale price of the vehicle.
Purchase Method
     In each of 2005 and 2004, the percentage of vehicles processed by us that were sold under the purchase method of sale was approximately 4%. Under the purchase method of sale, we purchase total-loss and recovered theft vehicles. The purchases are customized, but typically require us to pay a fixed price or a specified percentage of a vehicle’s actual cash value, or ACV, which is equal to the estimated pre-accident fair value of the vehicle. ACV for any given vehicle depends on the vehicle’s age and condition. We assume the risk of market price variation for vehicles sold under a purchase method, and therefore, work to enhance the value of purchased vehicles in the selling process. Because our purchase price is fixed, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase method. Revenue recorded from the sale of a purchase vehicle represents the actual selling price of the vehicle. The cost of the vehicle under this method is reflected in the vehicle cost line of cost of sales.
Customers
     We obtain the majority of our supply of vehicles from insurance companies and smaller quantities from suppliers such as rental car companies and non-profit organizations. Historically, a limited number of insurance companies have accounted for a substantial portion of our revenues. In 2005, vehicles supplied by our three largest suppliers accounted for approximately 40% of our unit sales.
     We currently maintain relationships with an extensive network of registered buyers of salvage vehicles, including dismantlers, rebuilders, salvage dealers, body/repair shops and other buyers from across the United States and abroad.
Competition
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
Governmental Regulation
     Our operations are subject to regulation, supervision and licensing under various federal, state and local agencies statutes and ordinances. The acquisition and sale of totaled and recovered theft vehicles is regulated by state motor vehicle departments in each of the locations in which we operate. In many of these states, regulations require that the title of a salvage vehicle be forever “branded” with a salvage notice in order to notify prospective purchasers of the vehicle’s previous salvage status. Some state and local regulations also limit who can purchase salvage vehicles, as well as determine whether a salvage vehicle can be sold as rebuildable or must be sold for parts only.
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
Environmental Regulation
     Our operations are subject to federal, state and local environmental laws and regulations, governing, among other things, the handling, storage, transportation and disposal of waste and other materials. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at our facilities and may result in soil, surface water or groundwater contamination. Virtually all of our facilities maintain above-ground storage tanks for diesel fuel and, in some cases, propane gas for use in our vehicles and equipment. We also own and maintain underground storage tanks at a number of our facilities around the country, primarily to store vehicle fuel. Waste materials, such as waste solvents or used oils, are generated at some of our facilities and are disposed of as non-hazardous or hazardous wastes. We believe that we are in compliance in all material respects with applicable environmental regulations and do not anticipate any material capital expenditure for environmental compliance or remediation. To date, we have not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials. Environmental laws and regulations, however, could become more stringent over time and we may be subject to significant compliance costs in the future. Future contamination at any one or more of our facilities, or the potential contamination by previous users of certain acquired facilities, create the risk, however, that we could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on our operating results and financial condition.
Employees
     At March 1, 2006, we employed 936 full-time persons. We are not subject to any collective bargaining agreements.

History
     We were organized as a California corporation in 1982 under the name Los Angeles Auto Salvage, Inc. In January 1990, all our outstanding capital stock was acquired in a leveraged buyout, and in October 1991 we changed our name to Insurance Auto Auctions, Inc. We completed our initial public offering in November 1991. In 1997, we reincorporated in the State of Illinois. On February 22, 2005, Axle Holdings, Axle Merger Sub, Inc., or Axle Merger, and IAAI entered into a merger agreement that provided for the merger of Axle Merger with and into IAAI, with IAAI continuing as the surviving corporation. The following transactions occurred in connection with the merger:
•	approximately 11.8 million shares of IAAI’s outstanding common stock were converted into the right to receive $28.25 per share in cash;

•	all outstanding options to purchase shares of IAAI’s common stock (other than certain options held by the continuing investors, i.e., Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley, which were exchanged into stock options of Axle Holdings) were canceled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price;

•	affiliates of Kelso, Parthenon Investors II, L.P., or Parthenon, and certain of Parthenon’s affiliates, Magnetite Asset Investors III, L.L.C., or Magnetite, Brian T. Clingen, Dan Simon and the continuing investors contributed approximately $143.6 million in cash to the LLC, which in turn held all the outstanding shares of common stock of Axle Holdings immediately after the closing of the transactions;

•	the continuing investors exchanged stock options of IAAI with an aggregate spread value of approximately $3.3 million into stock options of Axle Holdings with an equivalent aggregate spread value;

•	Axle Merger entered into new senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan and, upon the completion of the merger, IAAI assumed Axle Merger’s obligations under such credit facilities, and all of IAAI’s domestic subsidiaries, Insurance Auto Auctions Corp., IAA Services, Inc. and IAA Acquisition Corp., guaranteed such credit facilities;

•	the LLC contributed to Axle Merger, through Axle Holdings, approximately $143.6 million in cash, representing the cash equity contribution by affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors;

•	IAAI Finance Corp., or IAAI Finance, issued $150 million of 11% Senior Notes due 2013, or the notes;

•	IAAI Finance merged with and into IAAI, with IAAI as the surviving corporation; and

•	IAAI assumed IAAI Finance’s obligations under the notes and all of IAAI’s domestic subsidiaries unconditionally guaranteed the notes on a senior unsecured basis at the time IAAI Finance merged with and into IAAI.

     We used the net proceeds from these contributions and financings to: (i) fund the cash consideration payable to our shareholders and option holders under the merger agreement; (ii) repay any outstanding principal and accrued interest under our existing credit facility as of the closing of the merger; and (iii) pay related transaction fees and expenses.
     Upon completion of the merger and related transactions on May 25, 2005, IAAI became a direct, wholly-owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso), and our common stock subsequently was deregistered with the Securities and Exchange Commission, or the SEC, and delisted from the NASDAQ Stock Market®.
     We accounted for the transactions using the purchase method of accounting and accordingly, our financial data in respect of reporting periods subsequent to May 24, 2005, reflect the purchase method of accounting.
Our Structure
     The chart below illustrates our ownership and corporate structure:
Available Information
     We make available free of charge on or through our Web-site (http://www.iaai.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities

Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).
     The public also may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.
     We operate in a changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks.
     Our operating results may fluctuate significantly.
     Our operating results have in the past and may in the future fluctuate significantly depending on a number of factors. These factors include, but are not limited to, the actual cash value, or ACV, of salvage vehicles, changes in the market value of salvage vehicles, delays or changes in state title processing, mild weather conditions that cause fewer traffic accidents, changes in regulations governing the processing of salvage vehicles, the availability and quality of salvage vehicles and buyer attendance at salvage auctions. We are also dependent upon receiving a sufficient number of total-loss vehicles as well as recovered theft vehicles to sustain our profit margins. Factors that can affect the number of vehicles received include, but are not limited to, driving patterns, weather conditions, reduction of policy writing by insurance providers, which would affect the number of claims over a period of time, and changes in direct repair procedures that would reduce the number of newer, less damaged total-loss vehicles, which tend to have higher salvage values. Future decreases in the quality and quantity of vehicle inventory, and in particular the availability of newer and less damaged vehicles, could have a material adverse effect on our operating results and financial condition. Additionally, in the last few years there has been a declining trend in theft occurrences which reduces the number of stolen vehicles covered by insurance companies for which a claim settlement has been made. As a result of all the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Furthermore, revenues for any future quarter are not predictable with any significant degree of accuracy, and our operating results may vary significantly due to our relatively fixed expense levels. Due to all of the foregoing factors, it is likely that in some future quarters our operating results will fall below the expectations of public market analysts and investors.
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
     Historically, a limited number of insurance companies have supplied a substantial portion of our salvage units. For example, in 2005, our three largest suppliers were State Farm, Zurich Insurance and GEICO, accounting for approximately 15%, 10% and 15%, respectively, of our total unit sales. Our agreements with our insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements or termination of these agreements, could have a material adverse effect on our operating results and financial condition.
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
     Our ability to provide cost-effective salvage vehicle processing solutions to our customers depends in part on our ability to effectively utilize technology to provide value-added services to our customers. We have implemented a new web-based operating system, which allows us to offer hybrid live/Internet auctions and to provide vehicle tracking systems and real-time status reports for our insurance company customers’ benefit, and to support and streamline vehicle registration and tracking, financial reporting, transaction settlement, vehicle title transfer and branch/headquarters communications. Our ability to provide the foregoing services depends on our capacity to store, retrieve and process data, manage significant databases, and expand and periodically upgrade our information processing capabilities. As we continue to grow, we will need to continue to make investments in new and enhanced information and technology systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our operating results and financial condition. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Although we have experienced no significant breaches of our network security by unauthorized persons, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, there could be a significant interruption to our ability to provide many of our electronic and web-based services to our customers. If that were to occur, it could have a material adverse effect on our operating results and financial condition.
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
     We may not be able to continue to grow revenues and profitability of our existing facilities or acquire new salvage auction facilities or build additional salvage auction facilities on terms economically favorable to us, or at all. In addition, we may be unsuccessful in expanding existing sites. Our ability to achieve these objectives is dependent on, among other things, the integration of new facilities and their information systems into our existing operations, the identification and lease of suitable premises and the availability of capital. There can be no assurance that this integration will occur, that suitable premises will be identified or that additional capital will be available to fund the expansion and integration of our business. Any delays or obstacles in this integration process could have a material adverse effect on our operating results and financial condition. Furthermore, we have limited sources of additional capital available for acquisitions, expansions and start-ups. Our ability to integrate and expand our facilities will depend on our ability to identify and obtain additional sources of capital. In the future, we will also be required to continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. The failure to improve these systems on a timely basis and to successfully expand, train and manage our work force could have a material adverse effect on our operating results and financial condition.
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
     Our operations are subject to federal, state and local environmental laws and regulations. In the salvage vehicle auction industry, large numbers of wrecked vehicles are stored at auction facilities for short periods of time. Minor spills of gasoline, motor oils and other fluids may occur from time to time at our facilities and may result in soil, surface water or groundwater contamination. Petroleum products and other hazardous materials are contained in aboveground or underground storage tanks located at certain of our facilities. Waste materials, such as waste solvents or used oils, are generated at some of our facilities and are disposed of as non-hazardous or hazardous wastes. We believe that we are in compliance in all material respects with applicable environmental regulations and do not anticipate any material capital expenditure for environmental compliance or remediation. While we have not incurred significant expenditures for preventive or remedial action with respect to contamination or the use of hazardous materials, environmental laws and regulations could become more stringent over time and we may be subject to significant compliance costs in the future. Future contamination at one or more of our facilities, or the potential contamination by previous users of certain acquired facilities, however, creates the risk that we could incur significant expenditures for preventive or remedial action, as well as potential liability arising as a consequence of hazardous material contamination, which could have a material adverse effect on our operating results and financial condition.

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
     We are controlled by affiliates of Kelso, and their interests as equity holders may not be aligned with the reader’s interests.
     Certain private equity funds affiliated with Kelso own substantially all of our equity. The Kelso affiliates are able to elect all of our directors, appoint new management and approve any action requiring the vote of our outstanding common stock, including amendments of our articles of incorporation, mergers or sales of substantially all of our assets. The directors elected by the Kelso affiliates may make decisions affecting our capital structure, including decisions to issue additional capital stock and incur additional debt. The interests of our equity holders may not in all cases be aligned with the interests of our noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of the noteholders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders.
     Increases in interest rates could increase our interest expense.
     For the fiscal year ended December 25, 2005, our interest expense was approximately $15.6 million.
     We may be adversely affected by increases in interest rates. Our debt under our senior credit facilities, which includes a $ 115.0 million term loan and a revolving loan facility of $50.0 million, bears interest at floating rates. Interest on the loans extended to us under our senior credit facilities accrues based on either an Eurodollar base or a base rate, in each case plus an applicable margin. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period. The base rate is the higher of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate. An increase in these variable rates could result in an increase to our interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes.
     Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.
     We currently have a substantial amount of debt. As of December 25, 2005, our total debt on a consolidated basis (including capital leases) was approximately $265.0 million, and we also had $48.0 million that was available for additional borrowings under the revolving portion of our senior credit facilities.
     Our substantial debt could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payments of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared with our competitors that have less debt.
     Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
     Subject to specified limitations, the indenture governing the notes and the credit agreement governing our senior credit facilities permit us and our subsidiaries to incur substantial additional debt. If new debt is added to our and our subsidiaries’ current debt levels, the risks described in the previous risk factor could intensify.
     Covenant restrictions under our indebtedness may limit our ability to operate our business.
     The credit agreement governing our senior credit facilities and the indenture governing the notes contain, and our future debt agreements may contain, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facilities and the indenture restrict, among other things, our ability and the ability of our restricted subsidiaries to:
•	borrow money;

•	incur liens;

•	pay dividends or make certain other restricted payments or investments;

•	issue disqualified stock;

•	merge, consolidate or sell all or substantially all of our and our restricted subsidiaries’ assets;

•	enter into certain transactions with affiliates;

•	create restrictions on dividends or other payments by our restricted subsidiaries;

•	sell certain assets and use proceeds from asset sales; and

•	create guarantees of other indebtedness by restricted subsidiaries.
     In addition, our senior credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot give any assurances that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior credit facilities and the indenture. If an event of default under our senior credit facilities occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the collateral pledged to them.
     We require a significant amount of cash to operate our business and to service our indebtedness and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.
     Our ability to make payments on and refinance our debt and to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot give any assurances that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs, we may have to refinance all or a portion of our debt, obtain additional financing or reduce expenditures or sell assets that we deem necessary to our business. These measures may not be possible and we may not be able to obtain additional financing. The inability to obtain additional financing could have a material adverse effect on our financial condition.
     If we default on our obligations to pay our other indebtedness, or fail to comply with the covenants governing our indebtedness, we may not be able to make payments on the notes and we could be forced into bankruptcy or liquidation.
     Any default under the agreements governing our indebtedness, including a default under our senior credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our senior credit facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, the lenders under our revolving credit facility could elect to terminate their commitments and cease making further loans, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our senior credit facilities to avoid being in default. If we breach our covenants under our senior credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior credit facilities, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
     We may not be able to make the change of control offer required by the indenture.
     Upon a change of control, as defined in the indenture, subject to certain conditions, we are required to offer to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The source of funds for that purchase of notes will be our available cash or cash generated from our subsidiaries’ operations or other potential sources, including borrowings, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any change of control to make required repurchases of notes tendered. In addition, the terms of our senior credit facilities limit our ability to repurchase the notes and provide that certain change of control events will constitute an event of default under our senior credit facilities. Our future debt agreements may contain similar restrictions and provisions. If the holders of the notes exercise their right to require us to repurchase all the notes upon a change of control, the financial effect of this repurchase could cause a default under our other debt, even if the change of control itself would not cause a default. Accordingly, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our other debt and the notes or that restrictions in our senior credit facilities and the indenture will not allow such repurchases. In addition, certain corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a change of control under the indenture.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     Currently, we serve our customer base through 81 facilities in 32 states, with locations in 60 of the top 75 metropolitan markets in the United States. We own 9 properties in Illinois, Kansas, Michigan, New Mexico, New York, Oklahoma, South Carolina and Texas. We also lease properties in Alabama, Arkansas, Arizona, California, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. All of these properties are used primarily for auction and storage purposes consisting on average of approximately 23 acres of land.
     Our principal administrative, sales, marketing and support functions are located in Westchester, Illinois. The lease on the office space in Westchester expires on August 31, 2016. Management believes that our properties are adequate for our current needs and that suitable additional space will be available on reasonably acceptable terms as required.
ITEM 3. LEGAL PROCEEDINGS.
     We are party to a number of lawsuits arising in the normal course of its business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position.
Emery Air Freight Accident
     On February 4, 2003, we filed a lawsuit in the Superior Court of California, County of Sacramento, against Emery Air Freight Corporation, or Emery, Tennessee Technical Services, or TN Tech, and Bob and Corrine Spence, or the Spences. The lawsuit sought to recover damages caused by the crash of an Emery DC-8 aircraft onto our Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of our facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and we were required to do so. We suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. We maintained insurance policies that covered a significant portion of our losses. Our insurer, Reliance Insurance Company, paid almost $1.0 million on our lost inventory claims. However, in October 2001, the Pennsylvania Insurance Commissioner put Reliance into reorganization, a petition in bankruptcy was filed, and it appears unlikely that Reliance will make any further payments to us. We have filed claims with the California Insurance Guarantee Association, which provides coverage for California property losses insured by an admitted insurer that is unable to pay covered claims. The Association has refused to pay our claims and has taken the position that its liability to us is limited to $0.5 million.
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
     On October 3, 2003, we received further notice from King County that it had extended an offer to purchase the Woodinville site from Waterman Properties and that, if the offer was accepted, we would be expected to enter into a lease arrangement with King County until such time as King County directed us to vacate the facility. The notice stated that we would be entitled to at least 90 days’ notice prior to being required to vacate. In an open house meeting on December 1, 2003, King County announced that it expected all property owners and tenants to vacate the proposed water treatment site no later than the end of 2004. We never received formal notice of this timeline from King County; instead, we were advised of the timeline from counsel who attended the open house meeting.
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
     On November 16, 2004, we entered into a new lease for property located in Tukwila, Washington. Simultaneously, we negotiated a partial settlement with Waterman Properties and King County, whereby we terminated our lease with Waterman Properties and dismissed our complaint against King County to permit the sale and purchase of the Woodinville property. In exchange, Waterman Properties agreed to place $0.9 million of the purchase price from King County into escrow to serve as security for payment of any judgment that might be awarded in our ongoing suit against Waterman, and King County was dismissed from the suit. The outcome of this action remains uncertain at this time. At the end of 2004, we exited the Woodinville facility and we wrote off leasehold improvements of approximately $1.0 million.
     By the end of 2005, we had received reimbursement for approximately $0.3 million in relocation expenses from King County. However, on December 19, 2005, we received notice from King County that it was rejecting our remaining claims for $1.0 million in additional relocation expenses. Pursuant to Washington law, we were provided 60 days from the date of such notice to file an appeal of King County’s decision. We have initiated the administrative appeal process to attempt to obtain additional recovery from King County. The suit against Waterman Properties is in abeyance until we know the outcome of our appeal of King County’s decision. At that time we will determine whether we need to pursue further recovery from Waterman Properties, and the amount claimed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter ended December 25, 2005.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no established public market for our common equity, all of which is held by Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso). We do not have any equity compensation plans under which securities of IAAI may be issued. See “Axle Holdings Stock Incentive Plan” in Part III, Item 11, for information regarding Axle Holdings’s equity compensation plan. See “Profit Interests in the LLC” in Part III, Item 11, for information relating to the profit interests in the LLC that were awarded to certain IAAI officers in connection with the merger.
     We are prohibited by our long-term debt arrangements from paying dividends.
ITEM 6. SELECTED FINANCIAL DATA.
     This selected financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The statement of operations data for 2005, 2004 and 2003 and the balance sheet data as of December 25, 2005 and December 26, 2004 have been derived from the Consolidated financial statements included elsewhere in this Report that have been audited by KPMG LLP, independent registered public accounting firm, whose report is also included herein. The statement of operations data for 2002 and 2001 and balance sheet data for 2003, 2002 and 2001 have been derived from audited consolidated financial statements not included in this Report.
     Our consolidated financial statements for the periods subsequent to the merger reflect a new basis of accounting incorporating the fair value adjustments made in recording the merger and the related transactions, while the periods prior to the merger reflect our historical cost basis. Accordingly, the accompanying selected financial data and other data as of dates and for periods ending on or prior to May 24, 2005 are labeled as “predecessor,” and the accompanying selected financial data and other data as of and for periods beginning after the date of the merger are labeled as “successor.”

	Successor	Predecessor
	May 25, 2005 -	December 27,
	December 25,	2004 - May 24,	December 26,	December 28,	December 29,	December 30,
	2005	2005	2004	2003	2002	2001
	(in thousands)
Selected Statement of Operations Data:
Revenues	$160,410	$120,445	$240,179	$209,650	$234,197	$292,990
Earnings (loss) from operations	7,909	2,584	20,909	5,011	7,426	(5,209)
Net earnings (loss)	(5,434)	(440)	12,265	2,332	4,008	(4,360)

	Successor	Predecessor
	2005	2004	2003	2002	2001
	(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$25,882	$13,325	$15,486	$10,027	$24,467
Working capital	52,002	16,881	20,979	23,787	25,286
Total assets	514,860	298,979	287,793	259,650	278,204
Total debt	265,022	24,642	29,147	4,009	20,143
Current debt	1,510	14,606	10,369	2,595	20,040
Long-term debt	263,512	10,036	18,778	1,414	103
Total shareholders’ equity	144,024	202,651	189,086	194,102	188,994
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data,” the consolidated financial statements and notes thereto included elsewhere in this Report. This discussion and analysis contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, management. Our actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons including those discussed in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” Refer to “Risk Factors” for a further discussion of some of the factors that affect or could affect our business, operating results and financial condition.
Overview
     We provide insurance companies and other vehicle suppliers cost-effective salvage processing solutions principally on a consignment basis. The consignment method includes both a percentage of sale and fixed fee basis. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by us and only the fees associated with processing the vehicle are recorded as revenue. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both ourselves and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. The proceeds from the sale of the vehicle itself are not included in revenue. We also, on a very limited basis, sometimes acquire vehicles via purchase. Under the purchase method, the vehicle is owned by us, and the proceeds from the sale of the vehicle are recorded as revenue. Our operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase method.
     On February 22, 2005, IAAI entered into a merger agreement with Axle Merger and Axle Holdings. On May 25, 2005, Axle Merger merged with and into IAAI, with IAAI continuing as the surviving corporation, and IAAI became a direct wholly owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso). The following transactions occurred in connection with the merger:
•	Approximately 11.8 million shares of IAAI’s outstanding common stock were converted into the right to receive $28.25 per share in cash.

•	All outstanding options to purchase shares of IAAI’s common stock (other than certain options held by the continuing investors, which were exchanged into stock options of Axle Holdings) were canceled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price.

•	Affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors contributed approximately $143.6 million in cash to the LLC, which now holds all the outstanding shares of Axle Holdings.

•	The continuing investors exchanged stock options of IAAI with an aggregate spread value of approximately $3.3 million into stock options of Axle Holdings with an equivalent aggregate spread value.

•	Axle Merger entered into new senior secured credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan and, upon completion of the merger, IAAI assumed Axle Merger’s obligations under such credit facilities and all of IAAI’s domestic subsidiaries guaranteed these credit facilities.

•	IAAI Finance issued $150.0 million of 11% Senior Notes due April 1, 2013, or the notes and, upon completion of the merger, IAAI assumed IAAI Finance’s obligations under the notes and all of IAAI’s domestic subsidiaries guaranteed the notes on a senior unsecured basis. Upon completion of the merger of Axle Merger with and into IAAI, IAAI Finance merged with and into IAAI, with IAAI continuing as the surviving corporation.

•	The LLC contributed to Axle Merger, through Axle Holdings, approximately $143.6 million in cash, representing the cash equity contribution by affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, the continuing investors and certain third party investors.

•	IAAI used the net proceeds from these contributions and financings to:
•	fund the cash consideration payable to its shareholders and option holders under the merger agreement;

•	repay the outstanding principal and accrued interest under its then existing credit facility; and

•	pay related transaction fees and expenses.
     We accounted for the transactions using the purchase method of accounting and, accordingly, our financial data in respect of reporting periods subsequent to May 24, 2005, or successor periods, reflect the purchase method of accounting.
Recent Events
     On March 19, 2006, our Grand Prairie, Texas facility was flooded when the local authorities opened flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as to the interior office space. Although it is difficult to estimate the loss at this time, it is possible that the damage could exceed the $1.0 million deductible under our insurance policy which covers this particular property. We are working to resume full operations at this facility as soon as possible.
Significant Items Affecting Comparability
     The merger transactions resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the financial statements. In addition, the successor incurred debt issuance costs and $265.0 million of debt in connection with the merger. As a result, interest expense and debt will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities to their fair values as of the merger date as a result of preliminary estimates and certain assumptions we believe are reasonable, which, in a number of instances, have resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus we have not yet completed our allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods. The successor and predecessor results during 2005 have been combined for purposes of comparison with prior periods in the “Results of Operations” section of our Management Discussion and Analysis.
Acquisitions and New Operations
     Since 1991, we have grown through a series of acquisitions and opening of new sites and as of March 1, 2006, we have a total of 81 sites. In 2005, we acquired branches in Altoona, Pennsylvania and Charleston, South Carolina and opened new operations in Jacksonville, Florida.
Results of Operations
     The following table sets forth our results of operations for the year ended December 25, 2005 and the year ended December 26, 2004. The results for the year ended December 25, 2005 set forth the combined successor and predecessor revenues, cost of sales, operating expense, other (income) expense and income taxes for that year.

	Fiscal year ended
	December 25,	December 26,
	2005	2004
	(dollars in thousands)
Revenues:
Fee income	$240,129	$208,743
Vehicle sales	40,726	31,436

	280,855	240,179

Cost of sales:
Branch cost	175,229	157,297
Vehicle cost	34,618	26,694

	209,847	183,991

Gross profit	71,008	56,188

Operating expense:
Selling, general and administrative	40,452	34,978
Loss (gain) on sale of property and equipment	(699)	301
Merger costs	20,762	—

	60,515	35,279
Earnings (loss) from operations	$10,493	$20,909

Other (income) expense:
Interest expense	15,588	1,572
Other income	(2,788)	(67)

Earnings (loss) before taxes	(2,307)	19,404

Income taxes	3,567	7,139

Net earnings (loss)	$(5,874)	$12,265

     Year Ended December 25, 2005 Compared to the Year Ended December 26, 2004
     Revenues increased 17% to $280.9 million for the year ended December 25, 2005, from $240.2 million in 2004. The increase in revenues was primarily due to a higher volume of vehicles sold and a higher average selling price for vehicles sold at auction. Vehicle sales increased 30% to $40.7 million for the year ended December 25, 2005 from $31.4 million in 2004. Vehicles sold under the purchase method accounted for approximately 4% of vehicles sold in each of 2005 and 2004. Fee income for 2005 increased 15% to $240.2 million versus $208.7 million in 2004 due to more favorable pricing and an increase in vehicles sold.
     Cost of sales increased 14% to $209.8 million for the year ended December 25, 2005, versus $184.0 million for last year. Vehicle cost of $34.6 million increased $7.9 million in 2005 from $26.7 million in 2004. This increase is primarily related to an increase in the number of vehicles sold under the purchase method. Branch cost of $175.2 million, which includes depreciation, increased $17.9 million in 2005 from $157.3 million in 2004. Branch cost includes tow, office and yard labor, occupancy, depreciation and other costs inherent in operating the branch. New branches opened in 2005 account for approximately $2.6 million of additional branch costs, including those located in Louisiana and Mississippi to support hurricane Katrina efforts. Excluding the impact of new branches, branch costs increased $15.3 million primarily due to increased volumes and increases in towing, occupancy costs, performance-based bonus and auction and yard related expenses.
     Gross profit of $71.0 million for the year ended December 25, 2005 increased $14.8 million, or 26%, from $56.2 million for 2004. The increase is primarily related to more favorable pricing and an increase in the number of vehicles sold. Gross profit margins, as a percent of revenue, increased to 25.3% from 23.4% in the prior year.
     Selling, general and administrative expense of $40.5 million in 2005 was $5.5 million more than the expense of $35.0 million in 2004. This increase is primarily related to the amortization of intangible assets, such as supplier relationships, trade names and software, arising from the merger. Amortization of intangible assets amounted to $5.2 million in 2005 and $0.6 million in 2004.
     Gain on sale of property and equipment increased to $0.7 million in 2005 from a loss of $0.3 million in 2004. The increase is due primarily to the sale of one of our properties in Houston for $0.5 million.
     Interest expense of $15.6 million for the year ended December 25, 2005 increased $14.0 million from $1.6 million for 2004. This increase was primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity. The notes and our new senior credit facilities, including the term loan, are described in “Financial Condition and Liquidity.”
     Merger costs in 2005 of $20.8 million are primarily related to $9.0 million in legal and advisory fees, $5.0 million in management fees, $4.1 million in change of control payments, $0.8 million in insurance costs and $1.9 million net interest on bond indebtedness incurred in connection with the merger transaction.
     Other income of $2.8 million for the year ended December 25, 2005 increased $2.7 million from $0.1 million in 2004. The increase is primarily related to the $2.4 million settlement we received from TN Tech related to the crash of an Emery DC-8 aircraft onto our Rancho Cordova, California facility on February 16, 2000.

     Income tax expense for the year 2005 was $3.6 million, a decrease of $3.5 million from the income tax expense of $7.1 million for 2004. Income tax expense decreased due to lower 2005 earnings. Our effective tax rates for the years 2005 and 2004 were (155)% and 37%, respectively. We expect that our effective tax rate in 2006 will be approximately 38%.
     Our net loss for the year 2005 was $5.9 million, a decrease of $18.2 million from our net earnings of $12.3 million for the fiscal year 2004.
     Year Ended December 26, 2004 Compared to the Year Ended December 28, 2003
     Revenues increased 15% to $240.2 million for the year ended December 26, 2004, from $209.7 million in 2003. The increase in revenues was primarily due to a higher volume of vehicles sold and a higher average selling price for vehicles sold at auction. The $8.5 million or 21% decline in vehicle sales is primarily related to our shift away from vehicles sold under the purchase method. Vehicles sold under the purchase method accounted for less than 4% of the total vehicles sold in 2004, versus approximately 6% in 2003. Fee income for 2004 increased 23% to $208.7 million versus $169.7 million in 2003. Fee income increased primarily due to higher unit volumes.
     Cost of sales increased $13.5 million to $184.0 million for the year ended December 26, 2004, versus $170.5 million for last year. Vehicle cost of $26.7 million decreased $8.6 million in 2004 from $35.3 million in 2003. This decrease is primarily related to our shift away from vehicles sold under the purchase method. Branch cost of $157.3 million increased $22.1 million in 2004 from $135.2 million in 2003. Branch cost includes tow, office and yard labor, occupancy, depreciation and other costs inherent in operating the branch. New branches opened in 2004 account for approximately $1.7 million of additional branch costs. Excluding the impact of new branches, branch costs increased $20.4 million primarily due to increased volumes and increases in towing, performance-based bonus, and insurance expense.
     Gross profit of $56.2 million for the year ended December 26, 2004 increased $17.0 million, or 43%, from $39.2 million for 2003.
     Selling, general and administrative expense of $35.0 million in 2004 was $4.8 million more than the expense of $30.2 million in 2003. This increase was primarily due to performance-based bonus expense, costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, and higher depreciation expense associated with the implementation of our new information technology system. Professional services related to the audit and the compliance with Sarbanes-Oxley was $1.9 million in 2004. Amortization of intangible assets is now included within this category of expense and amounted to $0.6 million in 2004 and $0.5 million in 2003.
     Loss on sale of property and equipment increased to $0.3 million in 2004. The loss primarily relates to a $0.8 million loss on the exit of the Woodinville facility which was partially offset by a $0.5 million gain on the sale of South Boston.
     There were no business transformation costs for the year ended December 26, 2004, versus $3.9 million for 2003. Business transformation costs included expenses related to data base conversions, training and other activity related to the rollout of our new information technology system.
     Interest expense of $1.6 million for the year ended December 26, 2004 increased $0.1 million from $1.5 million for 2003. At December 26, 2004, the outstanding balance related to the term loan with our lenders was $16.9 million and $6.0 million related to the revolver. At December 26, 2004, the interest rate on the term loan was 5.4%.
     Income tax expense for the year 2004 was $7.1 million, an increase of $5.8 million from the income tax expense of $1.3 million for 2003. Our effective tax rates for the years 2004 and 2003 were 37% and 36%, respectively.
     Our net earnings for the year 2004 was $12.3 million, an increase of $10.0 million from our net earnings of $2.3 million for the fiscal year 2003.
Financial Condition and Liquidity
     Historically, IAAI has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures. During the quarter ended June 26, 2005, we funded the payment of the cash consideration payable in connection with the merger to old shareholders and option holders of IAAI, the retirement of pre-merger debt, and the payment of fees and expenses related to the transactions, primarily from (i) borrowings under our new $165.0 million senior credit facilities, (ii) the issuance of the $115.0 million senior notes, and (iii) proceeds of the sale of interests in the LLC that were contributed to IAAI. We funded our capital expenditures for the remainder of 2005 from a combination of cash generated from operations and revolving credit borrowings.
     Net cash used in operating activities during 2005 was $33.2 million, a $64.7 million increase from the same period last year, primarily as a result of the costs of the merger transactions. Additionally, we received a $5.1 million refund of federal income taxes in September 2005 related to estimated tax payments made for the pre-merger period.
     Net cash used in investing activities during 2005 was $372.9 million, consisting primarily of funds used for the payment of the cash consideration payable in connection with the merger to old shareholders and option holders of IAAI, the purchase of the Altoona facility, capital expenditures, and earn out payments made in connection with prior acquisitions. Capital expenditures were approximately $18.2 million for 2005. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to our new information technology system.
     Net cash provided by financing activities during 2005 was $371.5 million compared to $4.5 million used during 2004. This increase resulted primarily from (i) the issuance of the 11% Senior Notes due 2013, (ii) proceeds of the sale of the interests in the LLC that were contributed to IAAI, and (iii) borrowings under the new credit facilities. These increases were partially offset by the repayment of our old senior credit facilities and the incurred issuance costs related to the new debt.
     At December 25, 2005, we had current assets of $109.0 million, including $25.9 million in cash and cash equivalents, current liabilities of $57.0 million and working capital of $52.0 million, which represents a $35.1 million increase from December 26, 2004.
     Our accounts receivable decreased $3.5 million to $46.9 million as of December 25, 2005, from $50.4 million as of December 26, 2004. Accounts receivable consists of balances due from our salvage providers and buyers. Accounts receivable also includes advance charges paid by us on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving the vehicle to one of our facilities. Inventory increased $5.1 million to $19.6 million as of December 25, 2005, from $14.5 million as of December 26, 2004. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received.

Inventory increased due to an increase in the number of units in inventory and higher per unit costs due primarily to higher tow charges.
     Capital expenditures were approximately $18.2 million for 2005. These capital expenditures consisted of several growth projects and elective spending, including various branch improvements, upgrades to existing branches, the development of new facilities and continued enhancements to our information technology system.
     On May 19, 2005, we entered into new senior credit facilities comprised of a $50.0 million revolving credit facility maturing in 2011 and a $115.0 million term loan facility maturing in 2012. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger and related transactions, including the repayment of our old senior credit facilities. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.50% to 2.75% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.50% to 1.75% on base rate term loans. The amount of the margin is based on our leverage ratio. As of December 25, 2005, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.14% for the new senior credit facilities. During the successor period May 25, 2005 to December 25, 2005, the weighted average annual interest rate for the new senior credit facilities was 6.45%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of December 25, 2005, $48.0 million was available for borrowing under the senior credit facilities. As of December 25, 2005, the Company was in compliance with the covenants of its credit facilities.
     Our obligations under the senior credit facilities are guaranteed by each existing direct and indirect subsidiary of IAAI. In addition, each future significant domestic subsidiary of IAAI is required to guarantee those obligations. The senior credit facilities are secured by (1) all existing and future property and assets, real and personal, of IAAI and each guarantor, subject to certain exceptions; (2) a pledge of 100% of the stock of each of IAAI’s existing and future direct and indirect domestic subsidiaries; (3) a pledge of 65% of the stock of each of IAAI’s future direct and indirect foreign subsidiaries; (4) all present and future intercompany debt of IAAI and each guarantor; and (5) all proceeds of the assets described in clauses (1), (2), (3) and (4) of this sentence. Under the senior credit facilities, we are required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The credit facilities also contain various other covenants that limit our ability to, among other things:
•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property or assets;

•	engage in sales, transfers and other dispositions of our property or assets;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders;

•	make or commit to make capital expenditures over certain thresholds;

•	make loans and investments and enter into acquisitions and joint ventures;

•	prepay, redeem or repurchase our debt, or amend or modify the terms of certain material debt or certain other agreements; and

•	restrict our ability and the ability of our subsidiaries to pay dividends and make distributions.
     We are currently in compliance with our obligations under the senior credit facilities.
     The covenants contained within the senior credit agreement are critical to an investor’s understanding of our financial liquidity, as a violation could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as net earnings (loss) plus income tax provision (benefit), interest (net), depreciation, and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is not a defined term under generally accepted accounting principles in the United States, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing consolidated EBITDA (in thousands):

	Three Months Ended				Twelve Months Ended
	March 27,	June 26,	September 25,	December 25,	December 25,
	2005	2005	2005	2005	2005
Net earnings (loss)	$5,021	$(9,961)	$507	$(1,441)	$(5,874)
Income taxes	3,143	445	(206)	185	3,567
Interest expense (net)	419	2,790	6,210	5,865	15,284
Depreciation and amortization	3,203	4,120	4,481	5,515	17,319

EBITDA	11,786	(2,606)	10,992	10,124	30,296
Non-cash charges	695	388	—	—	1,083
Non-recurring expense (income)	(32)	(3,197)	351	(171)	(3,049)
Merger costs	1,233	19,529	—	—	20,762
Estimated cost savings	1,218	—	—	—	1,218
Allowance per credit agreement (1)	—	1,000	1,000	—	2,000
Advisory service fees	—	49	125	125	299

Consolidated EBITDA	$14,900	$15,163	$12,468	$10,078	$52,609

(1)	Per the credit agreement, EBITDA is to be increased by $1.0 million for the three month periods ended, September 25, 2005, and June 26, 2005 for covenant purposes only.
     The term loan under the senior credit facilities is amortized quarterly from December 31, 2005 through the date of maturity. The scheduled quarterly amortization payments are $0.3 million per quarter, with a balloon payment of $106.9 million due on May 19, 2012.

     With respect to fiscal years beginning 2006 and later, we are required to make a mandatory annual prepayment of the term loan and the revolving loan in an amount equal to 75% of excess cash flow, as defined in the senior credit agreement, when the consolidated leverage ratio is 4.0x or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0x but less than 4.0x. In addition, we are required to make a mandatory prepayment of the term loans with, among other things:
•	100% of the net cash proceeds of certain debt issuances, and sales and leasebacks of real property, subject to certain exceptions;

•	50% of the net cash proceeds from the issuance of additional equity interests; and

•	100% of the net cash proceeds from any property or asset sale or recovery event in an amount exceeding $2.5 million in any fiscal year, subject to certain exceptions and reinvestment requirements.
Mandatory prepayments will be applied first to the base rate term loans and then to Eurodollar term loans.
     As of December 25, 2005, there were no borrowings under the revolving credit facilities, although we did have outstanding letters of credit in the aggregate amount of $2.0 million, and $115.0 million outstanding under the term loan facility. At December 25, 2005, the interest rate on borrowings under the term loan was 7.14%.
     On April 1, 2005, IAAI Finance issued $150.0 million of 11% Senior Notes due 2013. The obligations under the notes were assumed by IAAI on May 25, 2005, as a result of the merger. The notes mature on April 1, 2013, with interest paid semi-annually every April 1 and October 1. Under the indenture governing the notes, subject to exceptions, we must meet a minimum consolidated interest coverage ratio to incur additional indebtedness. Prior to April 1, 2008, on any one or more occasions, the issuer may use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.00% of the principal amount, plus accrued and unpaid interest. Otherwise, the notes are not redeemable until April 1, 2009. Starting on April 1, 2009, we have the option to redeem all or a portion of the notes at a redemption price equal to a percentage of the principal amount, plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 105.50% for the 12-month period beginning April 1, 2009; 102.75% for the 12-month period beginning April 1, 2010; and 100.00% thereafter. If we experience specific kinds of changes of control, we must offer to purchase the notes at a price of 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the notes contains various covenants which, subject to exceptions, limit our ability, and the ability of our restricted subsidiaries to, among other things:
•	borrow money;

•	incur liens;

•	pay dividends or make certain other restricted payments or investments;

•	issue disqualified stock;

•	merge, consolidate or sell all or substantially all of our or their assets;

•	enter into transactions with affiliates;

•	create restrictions on dividends or other payments by the restricted subsidiaries;

•	sell certain assets and use proceeds from asset sales; and

•	create guarantees of indebtedness by restricted subsidiaries.
     On May 25, 2005, we prepaid the outstanding principal amount of approximately $22.1 million on our prior credit facility, together with approximately $0.2 million of accrued interest, thereby paying off our prior credit facility in full.
     We have capital leases of approximately $0.7 million of which approximately $0.4 million is classified as short term. Other long-term liabilities included our post-retirement benefits liability that relates to a prior acquisition. The amount recorded at December 25, 2005 for the post-retirement benefits liability was approximately $1.3 million.
     We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facility, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.
Summary Disclosure about Contractual Obligations
     The following table sets forth our long-term contractual cash obligations as of December 25, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2006	2007	2008	2009	2010	Thereafter	Total
	(dollars in thousands)
Long-term debt:
Term loan	$1,143	$1,143	$1,143	$1,143	$1,143	$108,611	$114,326
Senior notes	—	—	—	—	—	150,000	150,000
Capital leases(1)	387	316	33	—	—	—	736
Operating leases	25,854	24,614	22,842	20,194	17,620	124,477	235,601
Other long-term obligations:
Non-compete agreements	248	243	183	20	20	—	714

Total	$27,632	$26,316	$24,201	$21,357	$18,783	$383,088	$501,377

(1)	Includes related interest expense.
Critical Accounting Policies
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As such, we continuously evaluate our estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Goodwill
     As of December 25, 2005, we had $191.3 million of net goodwill recorded in our consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value. If we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on the excess of carrying amount over fair value measured using a projected discounted cash flow model or other valuation techniques.
     Deferred Income Taxes
     As of December 25, 2005, we had $8.5 million of current net deferred tax assets recorded. The current deferred tax assets relate to temporary differences in inventory, accrued liabilities and a federal net operating loss carryforward.
     As of December 25, 2005, we had $37.6 million of net deferred tax liabilities recorded. The net deferred tax liabilities relate primarily to intangible assets related to the merger transactions, depreciation and state net operating losses incurred in several of the states where we operate. We have determined that we may not realize the full tax benefit related to certain deferred tax assets. As such, a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.
     Long-Lived Assets and Certain Identifiable Intangibles
     As of December 25, 2005, we had $76.2 million of net property and equipment along with net intangible assets of $126.4 million. We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, we may be required to reduce the carrying amount of an asset to its fair value.
     Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. We adopted this new accounting standard at the beginning of our annual reporting period that began after June 15, 2005. We do not anticipate a material impact in 2006.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Under SFAS 123R the Company will adopt the prospective method in accounting for stock-based compensation for grants existing as of December 25, 2005. In 2006, the estimated impact of adopting SFAS123R will be approximately $0.6 million of additional compensation expense.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case, in the absence of specific guidance provided for in a new pronouncement issued by an authoritative body, the changes should be applied to the latest practicable date presented for voluntary accounting changes. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to interest rate fluctuations on our floating rate credit facility, under which we have outstanding a $115.0 million term loan at December 25, 2005. We also have $150.0 million of senior notes at a fixed rate of 11%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Item 15(a) for an index to the Consolidated Financial Statements which are included therein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Report. The controls evaluation was conducted under the supervision of our Audit Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During 2004 and 2005, we made changes to our controls and procedures as part of our ongoing monitoring and improvement of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
Directors, Executive Officers and Other Key Employees
     The following table provides certain information regarding our directors, executive officers and key employees as of March 1, 2006. Each director and officer will hold office until a successor is elected or qualified or until his earlier death, resignation or removal. Kelso has the right to designate all of our directors pursuant to a shareholders agreement and to remove any or all of them from time to time. See “Certain Relationships and Related Transactions—Shareholders Agreement.”

Name	Age	Position
Thomas C. O’Brien	52	President, Chief Executive Officer and Director
David R. Montgomery	49	Senior Vice President and Chief Operating Officer
Scott P. Pettit	43	Senior Vice President and Chief Financial Officer
Donald J. Hermanek	57	Senior Vice President, Sales and Marketing
John R. Nordin	49	Senior Vice President, Chief Information Officer
John W. Kett	42	Senior Vice President, Planning and Business Development
Sidney L. Kerley	31	Vice President, General Counsel and Secretary
David J. Ament	31	Director
Brian T. Clingen	46	Director
Church M. Moore	33	Director
David I. Wahrhaftig	48	Director
     Thomas C. O’Brien became President and Chief Executive Officer in November 2000. As President and Chief Executive Officer Mr. O’Brien oversees our overall corporate administration as well as strategic planning. Prior to joining us, Mr. O’Brien served as president of Thomas O’Brien & Associates from 1999 to 2000. From 1996 to 1999, he served as executive vice president of Vistar, Inc. From 1992 to 1996, he served as president of Globe Glass & Mirror Co., one of the two entities combined to form Vistar, Inc.
     David R. Montgomery joined us in April 2001 as Senior Vice President and Chief Operating Officer. Mr. Montgomery is responsible for our operations, including our National Network and specialty salvage business. Prior to joining us, Mr. Montgomery served as chief executive officer of Greenleaf Acquisitions, LLC, a subsidiary of Ford Motor Company, from 1999 to April 2001. From 1996 to 1999, he served as area vice president of Safelite/Vistar Autoglass. From 1988 to 1996, he served in various management capacities at Windshields America, Inc., one of the two entities combined to form Vistar, Inc.
     Scott P. Pettit joined us in April 2001 as Senior Vice President and Chief Financial Officer. Mr. Pettit is responsible for financial functions, real estate and investor relations. Prior to joining us, Mr. Pettit served as senior vice president and chief financial officer of Corsolutions Medical Inc. from 1998 to April 2001. From 1996 to 1998, he served as vice president finance and chief financial officer of Vistar, Inc. From 1994 to 1996, he served as senior vice president and chief financial officer of Globe Glass & Mirror Co., one of the two entities combined to form Vistar, Inc.

     Donald J. Hermanek joined us in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for the sales and marketing functions, including field sales and the corporate accounts group. Prior to joining us, Mr. Hermanek served as vice president of business development for Consolidated Services Corp. from 1997 to 2000. He also served as vice president of National Sales for Safelite Glass Corporation from 1992 to 1997.
     John R. Nordin joined us in November 2003 as Senior Vice President, Chief Information Officer. Mr. Nordin is responsible for information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining us, Mr. Nordin served as vice president and chief information officer at A. M. Castle & Co. from 1998 to November 2003. From 1995 to 1998, he served as vice president and chief information officer at Candle Corporation of America.
     John W. Kett joined us in August 2001 as Vice President of Field Support. In June 2004, he was named Senior Vice President of Planning and Business Development. Mr. Kett is responsible for planning, pricing, financial analysis and has primary responsibility for business development. Prior to joining us, Mr. Kett served as controller for Central Steel and Wire Co. from 1998 to 2001 and controller of Vistar, Inc from 1996 to 1998. From 1992 to 1996, Mr. Kett held various positions at Globe Glass & Mirror Co. including regional operations manager.
     Sidney L. Kerley joined us in April 2001 as Corporate Counsel. In October 2004, he was named Vice President, General Counsel and Secretary. He is responsible for our general legal affairs, including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining us, Mr. Kerley served as an attorney at Fairbank & Vincent.
     David J. Ament became a director in May 2005. Mr. Ament joined Parthenon Capital in 2003 and is a partner in its Boston office. Prior to joining Parthenon, he was a principal at Audax Group from 2001 to 2003. Prior to that, Mr. Ament was an investment professional at Apollo Advisors. Mr. Ament is also a director of Spheris Holdings LLC and Medical Consultants, Inc.
     Brian T. Clingen became a director in May 2005. Mr. Clingen is the founder and president of BP Capital Management, an investment management company based in Hillside, Illinois. Mr. Clingen founded BP Capital Management in August 1998.
     Church M. Moore became a director in May 2005. Mr. Moore joined Kelso & Company in 1998 and has been a Vice President since 2004. From 1997 to 1998, he was an associate at Investcorp International, Inc. From 1994 to 1997, Mr. Moore was an associate at BT Securities Corporation. Mr. Moore is also a director of Del Laboratories, Inc. and DS Waters Enterprises, LP.
     David I. Wahrhaftig became a director in May 2005. Mr. Wahrhaftig joined Kelso & Company in 1987 and has been managing director since 1997. From 1982 to 1987, he served as associate director of mergers and acquisitions and a management consultant for Arthur Young & Company. Mr. Wahrhaftig is also a director of BWAY Corporation, DS Waters Enterprises, LP and Earle M. Jorgensen Company.
Committees of the Board of Directors
     The board of directors has established an audit committee and a compensation committee. The audit committee recommends the annual appointment of independent auditors. The audit committee reviews with the auditors the scope of the audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal controls. The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefits plans, authorizes and ratifies stock option grants and other incentive arrangements, authorizes employment and related agreements and oversees our corporate governance matters. Messrs. Clingen, Moore and Wahrhaftig serve on the audit committee and Messrs. Clingen, Moore, O’Brien and Wahrhaftig serve on the compensation committee. Mr. Clingen serves as chairman of the audit committee and Mr. Wahrhaftig serves as chairman of the compensation committee. The Board has determined that Mr. Clingen is “independent” and qualifies as an “audit committee financial expert,” as those terms are defined under applicable Securities and Exchange Commission Rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act of 1934, as amended, required that while our equity securities were registered pursuant to Section 12 of the Exchange Act, our directors and executive officers, and persons who owned more than 10% of a registered class of our equity securities, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% shareholders were required by SEC regulation to furnish us with copies of all Section 16(a) reports they filed.
     Based solely upon a review of the copies of such reports furnished to us and written representations from such officers, directors and greater than 10% shareholders, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% shareholders have been met.
     As of May 25, 2005, Section 16(a) reporting responsibilities no longer are applicable to our securities.
ITEM 11. EXECUTIVE COMPENSATION.
     The following table provides certain information concerning the compensation earned, for services rendered in all capacities to us and our subsidiaries during each of the last three years, by the Company’s Chief Executive Officer and each of our other four most highly compensated executive officers in 2005, collectively the named executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards				Payouts
							Securities Underlying
							Options (#)
					Other Annual	Restricted				LTIP	All Other
Name and Principal					Compensation	Stock	IAAI		LLC Profit	Payouts	Compensation
Position	Year	Salary($)(1)		Bonus($)	($)(2)	Awards($)(3)	Options		Interests (6)	($)(4)	($)(5)
Thomas C. O’Brien	2005	$435,000		$1,035,000	$18,000	$—	—		193,456	$6,449,000	$14,000
President and Chief	2004	400,000		—	18,000	663,000	—		—	—	13,000
Executive Officer	2003	400,000		163,000	18,000	207,750	60,000	(7)	—	—	6,000

David R. Montgomery	2005	280,000		552,000	18,000	—	—		80,000	2,429,000	9,000
Sr. Vice President and	2004	257,000		—	18,000	331,500	—		—	—	8,000
Chief Operating Officer	2003	257,000		87,000	18,000	103,875	30,000	(7)	—	—	8,000

Scott P. Pettit	2005	250,000		509,000	18,000	—	—		75,000	2,430,000	9,000
Sr. Vice President and	2004	230,000		—	18,000	331,500	—		—	—	7,000
Chief Financial Officer	2003	230,000		76,000	18,000	103,875	30,000	(7)	—	—	8,000

Donald J. Hermanek	2005	235,000		492,000	18,000	—	—		75,000	1,887,000	9,000
Sr. Vice President –	2004	220,000		—	18,000	331,500	—		—	—	9,000
Sales and Marketing	2003	220,000		75,000	18,000	103,875	30,000	(7)	—	—	7,000

John R. Nordin	2005	192,000		276,000	18,000	—	—		50,000	929,000	8,000
Sr. Vice President, Chief	2004	180,000		—	18,000	331,500	—		—	—	7,000
Informational Officer	2003	21,000	(8)	—	1,500	103,875	30,000	(9)	—	—	—

(1)	Includes salary deferred under our company’s 401(k) Plan and Internal Revenue Service Section 125 Plan. All amounts are rounded to the nearest thousand.

(2)	Reflects amounts paid by us pursuant to an automobile allowance.

(3)	The market value of the common stock underlying restricted stock units, or RSUs, was determined by using the closing price per share of the common stock on the applicable grant date, as reported on the NASDAQ Stock Market, and without recognizing any diminution in value attributable to the restrictions on RSUs. Fiscal 2004 RSUs were granted on November 19, 2004 (the closing price on that date was $22.10) and fiscal 2003 RSUs were granted on November 14, 2003 (the closing price on that date was $13.85). All RSUs became fully vested in connection with the merger.

(4)	The following shares were fully vested and paid out with the merger:

	Stock options	Restricted stock	Employee Stock Purchase Plan
Thomas C. O’Brien	$5,282,076	$1,165,313	$1,393
David R. Montgomery	1,844,734	582,656	1,116
Scott P. Pettit	1,844,734	582,656	2,195
Donald J. Hermanek	1,303,799	582,656	563
John R. Nordin	345,600	582,656	462
(5)	Represents matching contributions that we made to our 401(k) Plan on behalf of the named executive officer.

(6)	Each grant consisted of one-third operating units and two-thirds value units. In the aggregate, 191,152 operating units were awarded and 382,304 value units were awarded during 2005 with a strike price of $25.62 for the operating units.

(7)	Includes a grant of options to purchase shares of common stock at a price of $13.85 per share pursuant to a resolution adopted by the Board of Directors on September 16, 2003.

(8)	Mr. Nordin became an employee on November 14, 2003. The salary paid to Mr. Nordin for the 2003 fiscal year was based on his employment agreement dated October 23, 2003.

(9)	Mr. Nordin received a grant of options to purchase 30,000 shares of common stock at a price of $13.85 per share pursuant to his employment agreement dated October 23, 2003.
Stock Options
     There were no stock options for IAAI stock granted to the named executive officers during 2005.
     The following table sets forth information with respect to the aggregate exercises of stock options during 2005 by the named executive officers. No unexercised options for IAAI stock were outstanding as of the end of the 2005. No stock appreciation rights were outstanding at the end of 2005.

	Shares
	Acquired
	On
	Exercise	Value Realized
Name	(#)	($)
Thomas C. O’Brien	303,540	$5,282,076.00
David R. Montgomery	118,301	1,844,734.40
Scott P. Pettit	118,301	1,844,734.40
Donald J. Hermanek	93,476	1,303,799.00
John R. Nordin	24,000	345,600.00
2005 Shareholder Value Incentive Plan
     The 2005 Shareholder Value Incentive Plan, which was adopted by our board of directors on February 22, 2005, granted an aggregate transaction bonus of approximately $875,086 upon the closing of the merger to the following executive officers: Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley. The plan expired upon payment of the transaction bonuses. Pursuant to the 2005 Shareholder Value Incentive Plan, our executive officers and directors received the following payments in cash upon consummation of the merger:

AMOUNT OF
TRANSACTION
NAME OF EXECUTIVE OFFICER	BONUS
Thomas C. O’Brien	$192,500
David R. Montgomery	145,862
Scott P. Pettit	145,862
Donald J. Hermanek	145,862
John R. Nordin	87,500
John W. Kett	87,500
Sidney L. Kerley	70,000

Total	$875,086

2005 Incentive Plan
     At the time of the merger, we had in effect a 2005 Incentive Plan under which incentive bonuses were payable to executive officers and certain other management employees upon the achievement of goals and objectives determined by the board of directors. The plan terminated upon the closing of the merger and payments under the plan were made at that time to management employees other than the named executive officers. Aggregate payments of approximately $0.8 million were subsequently made under the plan in 2005.

AMOUNT OF
INCENTIVE
NAME OF EXECUTIVE OFFICER	BONUS
Thomas C. O’Brien	$262,813
David R. Montgomery	126,875
Scott P. Pettit	113,281
Donald J. Hermanek	106,484
John R. Nordin	58,000
John W. Kett	55,885
Sidney L. Kerley	28,547

Total	$751,885

Profit Interests in the LLC
     In connection with the merger, our named executive officers and certain other officers were awarded profit interests in the LLC that entitle them to a portion of any appreciation in the value of the assets of the LLC following the closing of the transactions. Approximately one-third of the profit interests are service-related and will vest in equal quarterly installments over three years, and the remaining profit interests are performance-related and will vest based on Kelso’s achievement of certain multiples on its original indirect equity investment in Axle Holdings, subject to an internal rate of return minimum and continued employment with the LLC or its affiliates, including IAAI. Profit interests are subject to transfer restrictions. The combined economic interest in the appreciation in the equity of Axle Holdings granted through LLC profit interests and through the new stock incentive plan (as further described below) of Axle Holdings is expected to be approximately 13.0% on a fully diluted basis, in the aggregate.
Axle Holdings Stock Incentive Plan
     Axle Holdings has adopted a new stock incentive plan that provides for grants of incentive and non-qualified stock options as well as grants of restricted stock to officers or other key employees of Axle Holdings or any of its subsidiaries, including IAAI. 281,352 shares are reserved for issuance upon the exercise of options under the incentive plan, which represents approximately 4.8% of the outstanding shares of Axle Holdings common stock on a fully diluted basis immediately after the merger. At March 1, 2006, options for 252,800 shares of Axle Holdings common stock were issued to non-executive management employees. The combined economic interest in the appreciation in the equity of Axle Holdings granted to employees of IAAI through the new stock incentive plan and to continuing investors and other persons, if any, through LLC profit interests is expected to be approximately 13.0% on a fully diluted basis, in the aggregate.
     The exercise price, vesting schedule and number of options granted under the incentive plan is determined by the Axle Holdings’ compensation committee, provided that the exercise price cannot be less than the fair market value (as determined under the incentive plan) of the Axle Holdings common stock on the date of grant.
     Axle Holdings’ compensation committee may grant awards of restricted stock, subject to such restrictions, terms and conditions, as the committee shall determine in its sole discretion. The Axle Holdings compensation committee also determines the price to be paid for each share of restricted stock subject to the award which, to the extent required by law, shall not be less than the par value of the common stock of Axle Holdings. The vesting of a restricted stock award granted under the incentive plan may be conditioned upon the completion of a specified period of employment or service with Axle Holdings, upon the attainment of specified performance goals, and/or upon such other criteria as the compensation committee may determine in its sole discretion.
     Unless otherwise determined by the Axle Holdings’ compensation committee at the time of grant, upon an exit event (as defined in the incentive plan), all awards of restricted stock (whether or not then exercisable) shall vest and each option that, by its terms, becomes exercisable solely upon completion of a stated period of service, together with any outstanding options that, prior to or in connection with such exit event, have become exercisable in connection with the attainment of performance objectives, will be canceled in exchange for a payment in cash of an amount equal to the excess of the price paid in the exit event transaction over the exercise price of such restricted stock award or option. All remaining options that have not become exercisable at the time of the exit event will be canceled. Notwithstanding the foregoing, if provided in the option agreement, no cancellation or cash settlement or other payment will occur upon an exit event with respect to any option if the Axle Holdings’ compensation committee reasonably determines in good faith prior to the occurrence of an exit event that such option will be honored or assumed, or new rights substituted therefor by a participant’s employer (or the parent or a subsidiary of such employer) immediately following the exit event.
     To be approved by the Axle Holdings’ compensation committee, any honored, assumed or new rights must:
•	provide the participant with equivalent or better rights and entitlements than the rights available under the current options; and
•	have substantially equivalent economic value to the current options.
     An award of options or restricted stock is not transferable other than by will or by the laws of descent and distribution or, if permitted by the Axle Holdings’ compensation committee. All of the shares acquired upon exercise of any option or the grant of a restricted stock award will be subject to the stockholder arrangements described below. See “Certain Relationships and Related Transactions – Shareholders Agreement.”
Compensation of Directors
     Members of our Board of Directors do not receive any compensation for serving on the Board of Directors, but may be reimbursed for expenses they incur in connection with attendance in person at board or committee meetings.

Employment Contracts and Change-In-Control Arrangements
     The following is a description of the employment or consulting agreements in effect between IAAI and the named executive officers.
     The compensation paid to Thomas C. O’Brien, President and Chief Executive Officer, for the 2005 fiscal year was based on an amended and restated employment agreement dated April 2, 2001. Under his employment agreement, Mr. O’Brien is entitled to an annual base salary of $350,000 or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 100% of his annual salary based upon the achievement of target performance goals. Mr. O’Brien will be entitled to receive in excess of 100% of his annual salary as a performance incentive if our company’s performance exceeds the goals and objectives determined by the Board.
     The compensation paid to David R. Montgomery, Sr. Vice President and Chief Operating Officer, for the 2005 fiscal year was based on an April 2, 2001 employment agreement. Under his employment agreement, Mr. Montgomery is entitled to an annual base salary of $225,000 or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 75% of his annual salary based upon the achievement of target performance goals.
     The compensation paid to Scott P. Pettit, Sr. Vice President and Chief Financial Officer, for the 2005 fiscal year was based on an April 2, 2001 employment agreement. Under his employment agreement, Mr. Pettit is entitled to an annual base salary of $195,000 or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 75% of his annual salary based upon the achievement of target performance goals.
     The compensation paid to John R. Nordin, Sr. Vice President and Chief Information Officer, for the 2005 fiscal year was based on an October 23, 2003 employment agreement. Under his employment agreement, Mr. Nordin is entitled to an annual base salary of $180,000 or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 50% of his annual salary based upon the achievement of target performance goals.
     Additionally, each of the agreements for the above-named executive officers has a change of control provision that provides that in the event that the named executive officer’s employment with our company is terminated involuntarily or without cause within two years of the effective date of a change in control (as defined therein), the named executive officer will be entitled to receive 18 months worth of annual base salary and other accrued obligations, plus continued coverage under our health benefit plans for up to 18 months under certain circumstances. The merger constituted a change of control under the employment agreements.
     On September 5, 2000, we entered into a change of control and employment agreement with Mr. Hermanek. The term of the agreement commences upon a change of control and ends on the second anniversary of the date of the change of control, unless renewed pursuant to the terms of the agreement. Under this agreement, during the two years following a change of control (as defined therein), Mr. Hermanek is entitled to an annual base salary equal to at least 12 times the highest monthly base salary paid to him during the year immediately preceding the month in which a change of control occurs. During the two years following a change of control, Mr. Hermanek is entitled to an annual bonus at least equal to the greater of (i) Mr. Hermanek’s target bonus payable under our incentive plans for the fiscal year in which the change of control occurs and (ii) the average of Mr. Hermanek’s annual bonuses actually paid under our incentive plans for the three fiscal years immediately preceding the fiscal year in which the change of control occurs. This agreement also provides that in the event that Mr. Hermanek’s employment with our company is terminated by us without cause or by Mr. Hermanek with good reason

(as such terms are defined therein), he will be entitled to receive (i) a lump sum payment of his base salary plus bonus calculated as set forth in the agreement, plus (ii) benefits to Mr. Hermanek and his family at least equal to those which would have been provided to them in accordance with our plans, programs, practices and policies then in place (until he is employed by another employer and is eligible to receive comparable benefits from such employer) and (iii) additional benefits through COBRA at the end of that 18-month period. The merger constituted a change of control under Mr. Hermanek’s agreement.
Executive Severance Plan
     Effective August 9, 2000, we adopted a severance plan that provides certain severance benefits to our executive officers for a minimum of six months up to a maximum of 12 months in the event the executive officer’s employment is terminated under certain circumstances.
     Unless otherwise increased by us in our sole discretion, if we terminate the executive officer’s employment for any reason other than for cause (as defined in the plan), or if the executive officer voluntarily terminates employment with us for good reason, (as defined in the plan), the executive officer will receive, in exchange for providing us with a duly executed waiver and release, a monthly severance benefit payable over a minimum of six months up to a maximum of 12 months, in an amount equal to the product of (i) times (ii), where:
(i)	represents the sum of:
(A)	the executive officer’s annualized base salary on the termination date; plus

(B)	the executive officer’s average annual bonus received over the eight fiscal quarters immediately preceding the fiscal quarter during which the executive officer’s employment is terminated, without exceeding the executive officer’s target bonus for the fiscal year during which the termination occurs; plus

(C)	the executive officer’s auto allowance for the fiscal year during which the termination occurs;
(ii)	represents a fraction, the numerator of which is the number of whole completed years of employment, but not less than six nor more than 12, and the denominator of which is 12; provided, however, that in the event that the executive officer’s termination of employment occurs within one year following the date on which a new chief executive officer is hired by us, the executive officer shall receive 12 months of severance pay generally calculated on the basis of the amounts set forth; provided, further, that the amount taken into account as the executive officer’s bonus shall be equal to the executive officer’s target bonus for the fiscal year during which the executive officer’s employment is terminated.
     An executive officer is not entitled to any benefit if we terminate the officer’s employment for cause, if the officer voluntarily terminates employment for any reason other than good reason, or if the officer’s employment is terminated as a result of death or disability. If an officer has an employment agreement with us, the officer is not eligible for severance benefits under the plan. Currently, all of our executive officers have employment agreements and thus are not eligible for benefits under the plan.

Compensation Committee Interlocks and Insider Participation
     None of our executive officers serve as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.
Code of Ethics
     Our Board of Directors has adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, controller and principal accounting officer. Our Code of Ethics is available on our website at www.iaai.com. Any amendments to, or waivers from, the Code of Ethics will be disclosed on our website within the prescribed time period.

Compensation Committee Report on Executive Compensation
Compensation Philosophy
     Our Compensation Committee’s fundamental policy is to offer our executive officers competitive compensation packages based upon overall Company performance, their individual contribution to the financial success of the Company and their personal performance. Accordingly, each executive officer’s compensation package consists of a base salary and annual incentive compensation based on targets established by the Compensation Committee, together with equity ownership incentives designed to encourage management to act in the best interests of the Company and its stockholders.
Compensation Program Components
     Our compensation program for executive management consists of the following components:
     Base salary: A minimum base salary is provided for each of our named executive officers in their employment agreements. The Compensation Committee reviews base salary annually and adjusts base salaries as appropriate in accordance with its compensation philosophy. The Compensation Committee strives to set executive officer base salaries at levels competitive to those provided to executives with similar responsibilities in businesses comparable to ours. In determining base salaries of our executive officers, the Compensation Committee considers the performance of each executive, the nature of his or her responsibilities, and the Company’s general compensation practices.
     Annual incentives: All executive officers are eligible for annual incentives under the 2006 Incentive Plan, with awards determined by the Compensation Committee. Annual incentives are payable to our executive officers based upon the achievement of objectively quantifiable and measurable goals and objectives determined in advance by the Compensation Committee. Additional special incentives may also be awarded by the Compensation Committee for the achievement of specific strategic initiatives outside the ordinary course of the Company’s business operations or for extraordinary performance. As an example, in 2005, the Compensation Committee adopted the 2005 Shareholder Value Incentive Plan, which awarded success bonuses upon the closing of the merger transactions. This plan expired upon payment of the success bonuses.
     Equity ownership: We believe that one of the best ways to align the interests of stockholders and executives is by providing those individuals who have substantial responsibility over the management, performance and growth of the Company with an opportunity to have a meaningful ownership position in the Company. There were no stock options granted to the executive officers in 2005. As part of the merger transactions, our executives rolled a substantial number of stock options issued under our prior stock option plan into fully vested options to receive stock of our parent company, Axle Holdings. In addition, as part of the merger transactions, our executives were awarded profit interests in the LLC that owns Axle Holdings. We anticipate that the combined economic interest in the appreciation of the equity of Axle Holdings granted through the profit interests and through the new Axle Holdings stock incentive plan will be approximately 13.0%, on a fully diluted basis, in the aggregate. Vesting of a portion of the profit interests is based on completion of a stated period of service; vesting of other portion performance-related and will vest on Kelso’s achievement of certain multiples on its original indirect equity investment in Axle Holdings. We believe that management having strong economic incentives as stockholders of IAAI’s parent companies will inspire management to act in the best interests of IAAI, its parent companies, and their other stockholders.

Compensation for the Chief Executive Officer
     In establishing Mr. O’Brien’s compensation for 2005, we applied the principles outlined above in the same manner as they were applied to the other executives. We considered the Company’s and Mr. O’Brien’s accomplishment of objectives that had been established at the beginning of the year and our own subjective assessment of his performance. We noted that under Mr. O’Brien’s leadership, we achieved significant growth that exceeded expectations. Mr. O’Brien successfully led important strategic initiatives to improve productivity and reduce the company’s cost structure. He also led the Company through the merger transaction and delivered significant value to our former stockholders.
     Following review by the Compensation Committee of Mr. O’Brien’s employment agreement, his strong performance, and the Company’s strategic goals for 2005, Mr. O’Brien’s annual base salary for 2005 was set at $435,000. Mr. O’Brien received a bonus of $1,053,000, which includes both Mr. O’Brien’s annual bonus and his success bonus under the 2005 Shareholder Incentive Plan. As previously described, Mr. O’Brien, like other members of management, received no stock options during 2005. As part of the merger transactions, all of Mr. O’Brien’s restricted stock units and a portion of his stock options were canceled in exchange for cash payments that are described in the Summary Compensation Table. See “Summary Compensation Table” in Part III, Item 11. The remaining portion of his stock options were rolled over into options for shares of Axle Holdings’ common stock on the same basis as the other executive officers. He also received 193,456 profit interests units in the LLC on the same terms as the other executive officers.
Certain Tax Considerations
     Section 162(m) of the Internal Revenue Code, generally disallows a tax deduction to publicly-held corporations for compensation exceeding $1 million paid to executive officers. Because IAAI’s stock was not publicly-held on the last day of its 2005 tax year, it is not subject to Section 162(m) for such period.
Summary
     The foregoing report has been furnished by the Compensation Committee of our Board of Directors.
THIS COMPENSATION COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING THIS FORM 10-K INTO ANY FILING UNDER THE SECURITIES ACT OF 1933 OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.
     The following directors of the Company’s Compensation Committee have provided the foregoing report:
David I. Wahrhaftig, Chairman
Brian T. Clingen
Church M. Moore
Thomas C. O’Brien

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Ownership of Securities
     The LLC, through Axle Holdings, owns 100% of our equity interests, thus none of our equity interests are authorized for issuance under equity compensation plans.
     The following table sets forth certain information as of March 1, 2006 with respect to the beneficial ownership of Axle Holdings’ equity securities by: (1) each person or entity who owns of record or beneficially 5% or more of any class of Axle Holdings’ voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. To our knowledge, each shareholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	Shares Beneficially Owned
	Number of Shares of	Percentage of
Name	Common Stock	Class(1)
Principal Shareholders:

Axle Holdings II, LLC(2)	5,619,561	100.0%
Kelso Investment Associates VII, L.P.(2)(3)	4,741,418	84.6
KEP VI, LLC(2)(3)	4,741,418	84.6
Frank T. Nickell(2)(3)(4)	4,741,418	84.6
Thomas R. Wall, IV(2)(3)(4)	4,741,418	84.6
George E. Matelich(2)(3)(4)	4,741,418	84.6
Michael B. Goldberg(2)(3)(4)	4,741,418	84.6
David I. Wahrhaftig(2)(3)(4)(7)	4,741,418	84.6
Frank K. Bynum, Jr.(2)(3)(4)	4,741,418	84.6
Philip E. Berney(2)(3)(4)	4,741,418	84.6
Frank J. Loverro(2)(3)(4)	4,741,418	84.6
James J. Connors, II(2)(3)(4)	4,741,418	84.6
Entities affiliated with Parthenon(5)(6)	585,553	10.4

	Shares Beneficially Owned
	Number of Shares of	Percentage of
Name	Common Stock	Class(1)
Executive Officers and Directors:
Thomas C. O’Brien(7)(8)	133,762	2.4
David R. Montgomery(9)	49,889	*
Scott P. Pettit(10)	50,214	*
John R. Nordin(11)	7,398	*
Donald J. Hermanek(12)	35,545	*
John W. Kett(13)	12,159	*
Sidney L. Kerley(14)	6,266	*
David J. Ament(7)	—	*
Brian T. Clingen(7)	78,074	1.4
Church M. Moore(7)(15)	—	*
David I. Wahrhaftig(7)	4,741,418	84.6
Executive Officers and Directors as a group (11 persons)(16)	5,114,725	91.0

*	Less than one percent.

(1)	Shares subject to options exercisable within 60 days of March 1, 2006 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages for the LLC, Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, KEP VI, LLC, or KEP VI, and Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors are reflective of beneficial ownership of LLC common interests. Percentages for entities affiliated with Parthenon are reflective of beneficial ownership of LLC common interests held by Parthenon, PCIP Investors, or PCIP, and J&R Founders Fund II, L.P., or J&R. Except as indicated, percentages for executive officers and directors are reflective of beneficial ownership of outstanding shares of Axle Holdings (including shares that may be deemed to be owned by virtue of ownership interests in the LLC).

(2)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Includes shares of common stock held by: (i) KIA VII and (ii) KEP VI. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their ownership interests in the LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of KIA VII and KEP VI disclaim such beneficial ownership.

(4)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their status as managing members of KEP VI and of Kelso GP VII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of Kelso GP VII, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VII. Each of Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the ownership interests owned by KIA VII and KEP VI but disclaim beneficial ownership of such interests.

(5)	Includes (i) 568,941 shares held by Parthenon, (ii) 7,829 shares held by PCIP and (iii) 8,783 shares held by J&R. Parthenon, PCIP and J&R may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their ownership interests in the LLC.

Parthenon, PCIP and J&R, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of Parthenon, PCIP and J&R disclaim such beneficial ownership. The managing partners of the ultimate general partner of Parthenon, Mr. Ernest K. Jacquet and Mr. John C. Rutherford, each have beneficial ownership of (i) the shares held by Parthenon, through their indirect control of PCAP Partners II, LLC, an affiliate of Parthenon, (ii) the shares held by PCIP, a general partnership of which they have control as general partners, and (iii) the shares held by J&R, a limited partnership which they control through its general partner, J&R Advisors F.F., Inc. These individuals have shared voting and investment authority over these shares and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(6)	The business address for Parthenon, PCIP and J&R is 75 State Street, 26th floor, Boston, MA 02109.

(7)	Members of our board of directors.

(8)	Includes (i) 128,431 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 5,331 shares of common stock held of record by the LLC, by virtue of Mr. O’Brien’s ownership interest in the LLC.

(9)	Includes (i) 45,985 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 3,904 shares of common stock held of record by the LLC, by virtue of Mr. Montgomery’s ownership interest in the LLC.

(10)	Includes (i) 45,985 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 4,229 shares of common stock held of record by the LLC, by virtue of Mr. Pettit’s ownership interest in the LLC.

(11)	Includes (i) 6,617 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 781 shares of common stock held of record by the LLC, by virtue of Mr. Nordin’s ownership interest in the LLC.

(12)	Includes (i) 34,764 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 781 shares of common stock held of record by the LLC, by virtue of Mr. Hermanek’s ownership interest in the LLC.

(13)	Includes (i) 10,402 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 1,757 shares of common stock held of record by the LLC, by virtue of Mr. Kett’s ownership interest in the LLC.

(14)	Includes (i) 3,716 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 2,550 shares of common stock held of record by the LLC, by virtue of Mr. Kerley’s ownership interest in the LLC.

(15)	Mr. Moore may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of his status as a non-managing member of KEP VI and a limited partner of Kelso GP VII, L.P., the principal business of which is serving as the general partner of KIA VII. Mr. Moore disclaims beneficial ownership of such interests.

(16)	Includes shares of common stock the beneficial ownership of which Mr. Wahrhaftig may be deemed to share, as described in footnote 4 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Shareholders Agreement
     IAAI is a direct, wholly-owned subsidiary of Axle Holdings. On May 25, 2005, Axle Holdings entered into a shareholders agreement with the LLC, which owns all of Axle Holdings issued and outstanding common stock, and the continuing investors who own options to purchase common stock of Axle Holdings. The board of directors of Axle Holdings currently consists of five directors. Pursuant to the shareholders agreement, the LLC has the right to designate all of the directors on the board of directors of Axle Holdings.
     The shareholders agreement generally restricts the transfer of shares of common stock and options (including any shares into which any options have been exercised) owned by the continuing investors, or any other shareholders, that are or become parties to the agreement. Exceptions to this restriction include certain transfers of shares for estate planning purposes, certain pledges and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision of the continuing investor or employee (so long as Axle Holdings has been given the opportunity to purchase the common stock subject to such involuntary transfer).
     In addition, the parties to the shareholders agreement have “tag-along” rights to sell their shares on a pro rata basis with the LLC in significant sales by the LLC to third parties, and the LLC will have “drag-along” rights to cause the other parties to the shareholders agreement to sell their shares on a pro rata basis with the LLC in significant sales by the LLC to third parties. The continuing investors are subject to “put” and “call” rights, which entitle these persons to require Axle Holdings to purchase their shares or options, and which entitle Axle Holdings to require these persons to sell their shares or options to Axle Holdings, upon certain terminations of the shareholder’s employment with IAAI or any affiliate, at differing prices, depending upon the circumstances of the termination.
Registration Rights Agreement
     Axle Holdings entered into a registration rights agreement with the other parties to the shareholders agreement on May 25, 2005. Under the terms of the registration rights agreement, the LLC has the right to make an unlimited number of requests that Axle Holdings use its best efforts to register its shares under the Securities Act. In any demand registration, or if Axle Holdings proposes to register any shares (subject to certain exceptions, such as benefit plan registrations), all of the parties to the registration rights agreement have the right to participate on a pro rata basis, subject to certain conditions.
LLC Agreement
     Affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors entered into the Amended and Restated Operating Agreement of the LLC, dated May 25, 2005 (the “LLC Agreement”). The Kelso affiliates, Parthenon and certain of its affiliates, Magnetite and Messrs. Clingen and Simon own approximately 99.9% of the common interests in the LLC and the continuing investors own less than 0.1% of the common interests in the LLC. Parthenon and its affiliates acquired approximately 10.4% of the common interests in the LLC. Magnetite acquired approximately 1.4% of the common interests in the LLC. Messrs. Clingen and Simon acquired, in the aggregate, approximately 3.5% of the common interests in the LLC. The LLC Agreement provides that the continuing investors and possibly others having senior management and/or strategic planning-type responsibilities may be awarded profit interests in the LLC that may entitle such persons to a portion of the future appreciation in the value of the assets of the LLC (including the stock in IAAI held through Axle Holdings) following the closing of the transactions. The combined economic interest in the appreciation in the equity of Axle Holdings granted to continuing investors and possibly others through profit interests and to employees of IAAI through the new Axle Holdings stock incentive plan is approximately 13.0% on a fully diluted basis, in the aggregate.
     The LLC Agreement generally restricts the transfer of interests in the LLC owned by the continuing investors and the other members of the LLC. Exceptions to this restriction include transfers of common interests for certain estate planning purposes and certain involuntary transfers in connection with a default, foreclosure, forfeiture, divorce, court order or otherwise than by a voluntary decision (so long as the LLC has been given the opportunity to purchase the interests subject to such involuntary transfer). In addition, the non-Kelso members have “tag-along” rights to sell their common interests on a pro rata basis with the Kelso affiliates in significant sales to third parties. Similarly, the Kelso affiliates have “drag-along” rights to cause the other members to sell their shares on a pro rata basis with the Kelso affiliates in significant sales to third parties. The continuing investors are subject to “put” and “call” rights, which entitle these persons to require the LLC to purchase their common interests, and which entitle the LLC to require these persons to sell their common interests to the LLC, under certain specified circumstances.
     The Kelso affiliates have the right to designate all of the directors on the board of directors of the LLC. Pursuant to the LLC agreement, the LLC will be dissolved and its affairs wound up upon the occurrence of: (i) the vote of the board of directors and members or (ii) any event which under applicable law would cause the dissolution of the LLC.
Conversion Agreements and Exchange Agreements
     On May 25, 2005, each of the continuing investors entered into a separate conversion agreement and a separate exchange agreement with Axle Holdings under which the continuing investor agreed to (i) exchange, effective as of the closing of the merger, certain of his options to purchase common stock of IAAI for options to purchase common stock of Axle Holdings and (ii) accept a cash payment in exchange for cancellation of his remaining options to purchase common stock in IAAI. The continuing investors converted and exchanged stock options of IAAI having an aggregate spread value of approximately $3.3 million for Axle Holdings stock options with an equivalent spread value and received an aggregate payment of $11,407,666 for cancellation of their remaining options. As a result of these agreements, the continuing investors hold options to purchase Axle Holdings stock representing in the aggregate approximately 4.78% of the common stock of Axle Holdings on a fully diluted basis immediately after the merger. In addition, the continuing investors own, through their ownership interests in the LLC, common stock of Axle Holdings representing in the aggregate less than 0.1% of the common stock of Axle Holdings on a fully diluted basis.
Financial Advisory Agreements
     Under the terms of a financial advisory and closing fee letter agreement between Kelso and Axle Merger, upon completion of the merger, IAAI (1) paid a fee of $4.475 million to Kelso and (2) commenced paying to Kelso an annual financial advisory fee of $500,000 payable in quarterly installments in advance (with the first such installment, prorated for the remainder of the then current quarter, paid at the closing of the merger) for services to be provided by Kelso to IAAI. The financial advisory agreement provides that IAAI will indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act and the rules and regulations thereunder) in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger), Kelso’s investment in IAAI, Kelso’s control of Axle Merger, IAAI and their respective subsidiaries, and the services rendered to IAAI under the financial advisory agreement. It requires IAAI to reimburse Kelso’s expenses incurred in connection with the merger and with respect to services to be provided to IAAI on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees by IAAI to Kelso, as may be determined by the board of directors of IAAI and Kelso, in connection with future investment banking services and for the reimbursement by IAAI of expenses incurred by Kelso in connection with such services.
     Under the terms of a letter agreement between PCAP, L.P., an affiliate of Parthenon, and Axle Merger, upon completion of the merger IAAI paid to PCAP, L.P. a fee of $525,000.
M & M Acquisition
     In January 1992, we purchased the auto salvage pool operations of M & M Auto Storage Pool, Inc., or M & M, and acquired an option to purchase the original 35 acres of land on which M & M’s operation is located. Melvin R. Martin, the founder, chief executive officer and principal shareholder of the auto salvage operation, was elected a director of our company in January 1992. Mr. Martin retired from the board in August 2004. We are required to pay rent to Mr. Martin during the 10-year term, or extended term, of the lease relating to the real property owned by Mr. Martin. In 2005, we paid $498,786 pursuant to the lease. We believe the terms of the lease are no less favorable than those available from unaffiliated third party lessors or licensors.
Dallas, Texas Lease
     We lease certain property located in Dallas, Texas from a partnership in which Mr. Martin is a partner. In 2005, we paid $599,008 in rent under this lease. We believe the terms of the lease are no less favorable than those available from unaffiliated third party lessors.
Temporary Use License Agreement
     On March 1, 2004, we entered into a Temporary License Agreement with Mr. Martin for the month-to-month rental of additional property adjacent to our Phoenix facility. Pursuant to the Temporary License Agreement, we expect to pay Mr. Martin $3,000 per month in additional rents. In 2005, we paid $36,000 pursuant to the temporary license agreement. We believe the terms of the Temporary License Agreement are no less favorable than those available from unaffiliated third party lessors or licensors.
     Mr. Martin and our company are parties to an agreement pursuant to which Mr. Martin is compensated on a daily basis for consulting services, primarily in the areas of acquisitions and real estate. Mr. Martin received no compensation pursuant to the agreement in 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We paid KPMG LLP the following fees for services provided for the fiscal years 2005 and 2004:

	2005	2004
Audit fees	$1,451,000	$640,000
Audit related fees	—	—
Tax fees	—	—

All other fees	20,000	26,000

Total	$1,471,000	$666,000

     In the above table, “audit fees” include fees billed to us for professional services in connection with the audit of our consolidated financial statements and audit of internal controls included in our Annual Report on Form 10-K for fiscal year 2004, the audit of our consolidated financial statements in connection with the filing of our registration statement with the SEC in connection with the exchange of the senior notes for senior registered notes, and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by KPMG LLP in connection with regulatory filings or engagements. “All other fees” include fees related to the audit of our defined contribution employee benefit plan.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
     Our Audit Committee is responsible for selecting and retaining KPMG LLP, our independent auditors. The Audit Committee exercises oversight responsibilities of our independent auditors in their review of our quarterly and annual financial statements. The Committee pre-approves the scope of the quarterly reviews and annual audit and any other audit and non-audit related services to be performed for the Company. In so doing, the Audit Committee thereby determines the fees that we pay the independent auditors for their services.
     In preparing this Audit Committee Report, the Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 25, 2005 with management. In addition, the Company has discussed with KPMG LLP the matters required by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90.
     The Committee also has received the written disclosures and the letter from KPMG required by Independence Standards Board Statement No. 1, and has reviewed, evaluated and discussed the written report with that firm and its independence from the Company. The Committee also has discussed with management and the auditing firm such other matters and received such assurances from them as deemed appropriate.
     Based on the foregoing review and discussions, and in reliance on the representation of management that our audited consolidated financial statements were prepared in accordance with generally accepted accounting principles, the Audit Committee has recommended to the Company’s Board of Directors the inclusion of the audited consolidated financial statements in this Annual Report for the year ended December 25, 2005 on Form 10-K filed with the SEC.
     The members of our Audit Committee are Messrs. Brian Clingen – Chairman, Church Moore and David Wahrhaftig. The Board has determined that Mr. Clingen is “independent” and qualifies as an “audit committee financial expert,” as those terms are defined under applicable Securities and Exchange Commission Rules.

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

3.	Exhibits

See Item 15(c) below.
(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated November 10, 2005, which contained a press release announcing financial results for the quarter ended September 25, 2005.

We filed a current report on Form 8-K, dated March 2, 2006, which announced our 2006 Incentive Plan – Executive Management.

(c)	Exhibits

Exhibit No.	Description
2 (8)	Agreement and Plan of Merger dated February 22, 2005, by and among Insurance Auto Auctions, Inc. (“IAAI”), Axle Holdings, Inc. (“Axle Holdings”) and Axle Merger Sub, Inc. (“Axle Merger”) dated as of February 22, 2005.

3.1(2)	Articles of Incorporation of IAAI, as filed with the Illinois Secretary of State on August 7, 1997.

3.2(7)	Bylaws of IAAI, as amended as of May 25, 2005.

4.1(1)	Specimen Stock Certificate of IAAI.

4.2(7)	Indenture, dated April 1, 2005, among IAAI, as successor to IAAI Finance Corp., Insurance Auto Auctions Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee.

4.3(7)	Supplemental Indenture, dated May 25, 2005, among IAAI, Insurance Auto Auctions Corp., IAA Services, Inc., IAA Acquisition Corp and Wells Fargo Bank, National Association, as Trustee.

4.4(7)	Form of 11% Senior Notes due 2013.

4.5(7)	Registration Rights Agreement dated April 1, 2005, among IAAI Finance Corp., Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., relating to the 11% Senior Notes due 2013 of IAAI, as successor to IAAI Finance Corp.

4.6(7)	Assumption Agreement, dated May 25, 2005, among IAAI, IAAI Finance Corp., Insurance Auto Auctions Corp., IAA Services, Inc., and IAA Acquisition Corp.

10.1(7)*	Stock Incentive Plan of Axle Holdings

10.2(7)*	Form of Nonqualified Stock Option Agreement of Axle Holdings pursuant to the Stock Incentive Plan.

10.3(3)*	Amended and Restated Employment Agreement dated April 2, 2001 by and between IAAI and Thomas C. O’Brien.

10.4(3)*	Employment Agreement dated April 2, 2001 by and between the Company and David R. Montgomery.

10.5(3)*	Employment Agreement dated April 2, 2001 by and between the Company and Scott P. Pettit.

Exhibit No.	Description
10.6(4)*	Employment Agreement dated October 23, 2003 by and between the Company and John R. Nordin.

10.7(7)*	Change of Control and Employment Agreement, dated September 5, 2005 between IAAI and Donald J. Hermanek

10.8(5)*	Employment Agreement dated July 23, 2004 by and between IAAI and John Kett.

10.9(6)*	Employment Agreement dated October 6, 2004 by and between the Company and Sidney L. Kerley.

10.10(7)	Credit Agreement, dated May 19, 2005 (the “Credit Agreement”), among Axle Holdings, Axle Merger and IAAI (as successor to Axle Merger), as borrowers, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc. as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent and GMAC Commercial Finance LLC, ING Capital LLC and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as co-documentation agents.

10.11(7)	Guarantee and Collateral Agreement dated May 25, 2005 made by Axle Holdings, Axle Merger and IAAI and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement.

10.12(7)	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by IAAI, as mortgagor, to Bear Stearns Corporate Lending Inc., as mortgagee and the administrative agent under the Credit Agreement.

10.13(7)	Intellectual Property Security Agreement dated May 25, 2005 made by IAAI and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement.

10.14(7)*	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005, by and among the individuals or entities listed on Schedule A attached thereto.

10.15(7)*	Shareholders Agreement of Axles Holdings dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries listed on Schedule I thereto.

10.16(7)*	Amended and Restated Registration Rights Agreement, dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries that are listed on Schedule I thereto.

10.17(7)*	Form of Conversion Agreement dated May 25, 2005 between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

Exhibit No.	Description
10.18(7)*	Form of Exchange Stock Option Agreement dated May 25, 2005 between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

10.19(7)	Financial Advisory and Closing Fee Letter Agreement dated February 22, 2005 from Axle Merger to Kelso & Company, L.P.

10.20(7)	Letter Agreement dated May 25, 2005 from Axle Merger to PCAP, L.P.

10.37(9)*	2006 Incentive Plan – Executive Management.

10.38(7)	Offer to Exchange $150,000,000 11% Notes due 2013 for $150,000,000 Registered Notes due 2013

21	Subsidiaries of the Registrant.

24	Power of Attorney (see signatures page).

31.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 33-43247) declared effective by the Securities and Exchange Commission (“SEC”) on November 20, 1991.

(2)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

(3)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended April 1, 2001.

(4)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 28, 2003.

(5)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 27, 2004.

(6)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594 for the fiscal year ended December 26, 2004.

(7)	Incorporated by reference from an exhibit included in the Registrant’s Form S-4 (File No. 333-127791) filed with the SEC on August 23, 2005.

(8)	Incorporated by reference from an appendix included in the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 0-19594) filed with the SEC on April 26, 2005.

(9)	Incorporated by reference from an exhibit included in the Registrant’s Current Report on Form 8-K (File No. 033-43247) filed with the SEC on March 2, 2006.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.
	By:	/s/ Thomas C. O’Brien
President and Chief Executive Officer
Date: March 27, 2007

POWER OF ATTORNEY
We, the undersigned directors and executive officers of Insurance Auto Auctions, hereby severally constitute Thomas C. O’Brien and Scott P. Pettit, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendment to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March, 2006.

/s/ Thomas C. O’Brien Thomas C. O’Brien	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Scott P. Pettit Scott P. Pettit	Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

/s/ David J. Ament David J. Ament	Director

/s/ Brian T. Clingen Brian T. Clingen	Director

/s/ Church M. Moore Church M. Moore	Director

/s/ David I. Wahrhaftig David I. Wahrhaftig	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors of Insurance Auto Auctions, Inc.:
We have audited the accompanying consolidated balance sheets of Insurance Auto Auctions, Inc. and subsidiaries (“the Company”) as of December 25, 2005 (Successor) and December 26, 2004 (Predecessor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from May 25, 2005 to December 25, 2005 (Successor), for the period from December 27, 2004 to May 24, 2005 (Predecessor) and for the years ended December 26, 2004 (Predecessor) and December 28, 2003 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 25, 2005 (Successor) and December 26, 2004 (Predecessor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from May 25, 2005 to December 25, 2005 (Successor), for the period from December 27, 2004 to May 24, 2005 (Predecessor) and for the years ended December 26, 2004 (Predecessor) and December 28, 2003 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective May 25, 2005, Axle Holdings, Inc. acquired all of the outstanding stock of Insurance Auto Auctions, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.
/s/ KPMG LLP
Chicago, Illinois
March 23, 2006

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)

	SUCCESSOR	PREDECESSOR
	December 25,	December 26,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,882	$13,325
Accounts receivable, net	46,920	50,443
Inventories	19,611	14,498
Income taxes receivable	2,732	—
Deferred income taxes	8,511	4,693
Other current assets	5,323	1,613

Total current assets	108,979	84,572

Property and equipment, net	77,231	74,684
Intangible assets, net	126,378	1,747
Goodwill	191,266	137,494
Other assets	11,006	482

	$514,860	$298,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,022	$38,505
Accrued liabilities	17,445	13,513
Obligations under capital leases	367	1,094
Income taxes payable	—	1,067
Obligations under line of credit	—	6,000
Current installments of long-term debt	1,143	7,512

Total current liabilities	56,977	67,691

Deferred income taxes	37,582	14,248
Other liabilities	12,765	4,353
Obligations under capital leases	329	661
Senior notes	150,000	—
Long-term debt, excluding current installments	113,183	9,375

Total liabilities	370,836	96,328

Shareholders’ equity:
Preferred stock, par value of $.001 per share (predecessor)
Authorized 5,000,000 shares; none issued	—	—
Common stock, par value of $.001 per share (predecessor)
Authorized 20,000,000 shares; 12,709,758 shares issued and 11,569,156 outstanding as of December 26, 2004	—	12
Common stock, par value of $.01 per share (successor)
100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	149,458	151,793
Treasury stock, 906,480 shares at December 26, 2004 (predecessor)	—	(9,637)
Deferred compensation related to restricted stock	—	(4,343)
Accumulated other comprehensive loss	—	(186)
Retained earnings (loss)	(5,434)	65,012

Total shareholders’ equity	144,024	202,651

	$514,860	$298,979

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	SUCCESSOR	PREDECESSOR
	May 25, 2005 -	December 27,
	December 25,	2004 –May 24,	December 26,	December 28,
	2005	2005	2004	2003
Revenues:
Fee income	$136,926	$103,203	$208,743	$169,687
Vehicle sales	23,484	17,242	31,436	39,963

	160,410	120,445	240,179	209,650

Cost of Sales
Branch cost	102,675	72,554	157,297	135,157
Vehicle cost	19,978	14,640	26,694	35,301

	122,653	87,194	183,991	170,458

Gross profit	37,757	33,251	56,188	39,192

Operating expense:
Selling, general and administrative	24,630	15,822	34,978	30,225
Loss (gain) on sale of property and equipment	197	(896)	301	54
Business transformation charges	—	—	—	3,902
Merger costs	5,021	15,741	—	—

	29,848	30,667	35,279	34,181

Earnings from operations	7,909	2,584	20,909	5,011

Other (income) expense
Interest expense	15,021	567	1,572	1,505
Other income	(346)	(2,442)	.(67)	(130)

Earnings (loss) before income taxes	(6,766)	4,459	19,404	3,636

Income taxes	(1,332)	4,899	7,139	1,304

Net earnings (loss)	$(5,434)	$(440)	$12,265	$2,332

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock
						Accumulated
			Additional		Deferred	Other		Total
	Number of		Paid-in	Treasury	Compensation	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Stock	(Restricted Stock)	Income (Loss)	Earnings	Equity
Balance at December 29, 2002 – Predecessor	12,292,599	$12	$144,420	$—	$—	$(745)	$50,415	$194,102

Net earnings	—	—	—	—	—	—	2,332	2,332
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contract (net of tax, $78)	—	—	—	—	—	120	—	120

Comprehensive income								2,452
Issuance of common stock in connection with exercise of common stock options	6,920	—	127	—	—	—	—	127
Tax benefit related to stock options exercised	—	—	15	—	—	—	—	15
Issuance of common stock in connection with the employee stock purchase plan	25,963	—	373	—	—	—	—	373
Treasury stock purchased	(807,209)	—	—	(8,012)	—	—	—	(8,012)
Deferred compensation relating to restricted stock grants	—	—	921	—	(921)	—	—	—
Amortization of deferred compensation	—	—	—	—	29	—	—	29

Balance at December 28, 2003 – Predecessor	11,518,273	$12	$145,856	$(8,012)	$(892)	$(625)	$52,747	$189,086

Net earnings							12,265	12,265
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contract (net of tax, $273)	—	—	—	—	—	439	—	439

Comprehensive income								12,704
Issuance of common stock in connection with exercise of common stock options	104,231	—	1,297	—	—	—	—	1,297
Tax benefit related to stock options exercised	—	—	275	—	—	—	—	275
Restricted shares released	16,625	—	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	29,298	—	329	—	—	—	—	329
Treasury stock purchased	(99,271)	—	—	(1,625)	—	—	—	(1,625)
Deferred compensation relating to restricted stock grants	—	—	4,036	—	(4,036)	—	—	—
Amortization of deferred compensation	—	—	—	—	585	—	—	585

Balance at December 26, 2004 – Predecessor	11,569,156	$12	$151,793	$(9,637)	$(4,343)	$(186)	$65,012	$202,651

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in thousands)

	Common Stock
						Accumulated
			Additional		Deferred	Other		Total
	Number of		Paid-in	Treasury	Compensation	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Stock	(Restricted Stock)	Income (Loss)	Earnings	Equity
Net loss	—	—	—	—	—	—	(440)	(440)
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contract (net of tax, $87)	—	—	—	—	—	140	—	140

Comprehensive income								(300)
Termination of interest rate swap agreement	—	—	—	—	—	46	—	46
Issuance of common stock in connection with exercise of common stock options	46,148	—	586	—	—	—	—	586
Tax benefit related to stock options exercised	—	—	8,490	—	—	—	—	8,490
Restricted shares released	230,875	—	—	—	3,260	—	—	3,260
Issuance of common stock in connection with the employee stock purchase plan	15,847	—	223	—	—	—	—	223
Treasury stock purchased	(82)	—	—	(1)	—	—	—	(1)
Amortization of deferred compensation	—	—	—	—	1,083	—	—	1,083

Balance at May 24, 2005 – Predecessor	11,861,944	$12	$161,092	$(9,638)	$—	$—	$64,572	$216,038

Redemption of Predecessor’s outstanding common stock	(11,861,944)	(12)	(161,092)	—	—	—	—	(161,104)
Cancellation of Predecessor’s stock held in treasury	—	—	—	9,638	—	—	—	9,638
Write-off of Predecessor’s retained earnings associated with the transaction	—	—	—	—	—	—	(64,572)	(64,572)
Contributed capital associated with the transaction	—	—	143,600	—	—	—	—	143,600
Contributed capital in the form of exchanged stock options associated with the transaction	—	—	5,653	—	—	—	—	5,653
Net loss	—	—	—	—	—	—	(5,434)	(5,434)
Contributed capital	—	—	205	—	—	—	—	205

Balance at December 25, 2005 – Successor	—	$—	$149,458	$—	$—	$—	$(5,434)	$144,024

     See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	SUCCESSOR	PREDECESSOR
		December	Twelve	Twelve
	May 25, 2005 –	27, 2004 –	Months ended	Months ended
	December 25,	May 24,	December 26,	December 28,
	2005	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(5,434)	$(440)	$12,265	$2,332
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,855	5,464	12,985	10,661
(Gain) loss on disposal of fixed assets	197	(896)	301	54
Gain on change in fair market value of derivative	—	—	—	(307)
Deferred compensation related to restricted stock	—	4,343	585	29
Deferred income taxes	(1,874)	(1,448)	1,595	788
Tax benefit related to employee stock compensation	—	8,394	275	15
Changes in assets and liabilities
(excluding effects of acquired companies):
(Increase) decrease in:
Accounts receivable, net	9,270	(5,312)	(1,536)	(752)
Income tax receivable	(113)	(2,618)	—
Inventories	(4,641)	(472)	(896)	(2,442)
Other current assets	(3,190)	(520)	1,486	489
Other assets	228	(827)	(1,438)	(975)
Increase (decrease) in:
Accounts payable	(7,202)	6,719	1,612	6,349
Accrued liabilities	(8,732)	12,279	3,151	(878)
Income taxes	—	(1,067)	1,067	—

Net cash provided (used) by operating activities	(9,636)	(23,599)	31,452	15,363

     See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	SUCCESSOR	PREDECESSOR
			Twelve	Twelve
	May 25, 2005 –	December 27,	Months ended	Months ended
	December 25,	2004 – May 24,	December 26,	December 28,
	2005	2005	2004	2003
Cash flows from investing activities:
Purchase of IAAI, Inc.	$(356,753)	$—	$—	$—
Capital expenditures	(9,943)	(8,221)	(28,717)	(16,343)
Payments made in connection with acquisitions, net of cash acquired	(271)	(600)	(1,912)	(7,872)
Proceeds from disposal of property and equipment	1,488	1,391	1,520	60

Net cash used in investing activities	(365,479)	(7,430)	(29,109)	(24,155)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	905	1,626	500
Contributed capital	143,805	—	—	—
Proceeds from short-term borrowings	—	3,000	6,000	30,000
Payment of financing and other fees	(13,586)	—	—	—
Principal payments of long-term debt	(22,799)	(3,762)	(7,547)	(5,668)
Purchase of treasury stock	—	(1)	(1,625)	(8,012)
Principal payments on capital leases	(445)	(614)	(2,958)	(2,569)
Issuance of senior notes	150,000	—	—	—
Issuance of term loan	115,000	—	—	—

Net cash provided by (used in) financing activities	371,975	(472)	(4,504)	14,251

Net increase (decrease) in cash and cash equivalents	(3,140)	15,697	(2,161)	5,459

Cash and cash equivalents at beginning of period	29,022	13,325	15,486	10,027

Cash and cash equivalents at end of period	$25,882	$29,022	$13,325	$15,486

Supplemental disclosures of cash flow information:
Cash during the period for:
Interest paid	$12,220	$689	$1,723	$1,639

Income taxes paid	$147	$1,654	$5,404	$855

Income taxes refunded	$5,111	$26	$1,011	$1,390

Non-cash transactions:
Options exchanged in merger transactions	$5,653	$—	$—	$—

Capital leases	$—	$—	$—	$3,375

     See accompanying Notes to Consolidated Financial Statements.

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Summary of Business and Significant Accounting Policies

Background

IAAI operates in a single business segment—providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles.

On May 25, 2005, the Company completed merger transactions, which are described in detail in Note 2. The merger transactions resulted in a new basis of accounting under Statement of Financial Accounting Standards No. 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The accompanying consolidated financial statements and the notes to the consolidated financial statements reflect separate reporting periods for the predecessor and successor company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Cash and Cash Equivalents

Cash equivalents represents an investment in a money market fund. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The balance in money market funds as of December 25, 2005 is $6.1 million and zero as of December 26, 2004.

Fiscal Periods

Fiscal years 2005, 2004 and 2003 each consisted of 52 weeks and ended on December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

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

Disclosures About Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and long-term debt. The fair values of these instruments approximate their carrying values other than long-term debt. As of December 25, 2005, the fair value of the Company’s 11% Senior Notes due 2013 was $157.7 million and the fair value of the Company’s term loan under its senior credit facilities was $115.6 million.

Goodwill Impairment

As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company’s intangible assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that an asset is impaired as determined by a comparison of the fair value to the carrying amount, including goodwill, the carrying value of the asset would be reduced to its estimated fair market value. The annual impairment test of intangible assets is performed in the first quarter of each year. The fiscal 2005 annual test did not indicate any impairment.

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

Depreciation and Amortization

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to 40 years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the lease term, whichever is less.

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

Credit Risk

Vehicles are sold generally for cash; therefore, very little credit risk is incurred from the selling of vehicles. Receivables arising from advance charges made on behalf of vehicle suppliers, most of which are insurance companies, are generally satisfied from the net proceeds payable to the vehicle suppliers. A small percentage of vehicles sold do not have sufficient net proceeds to satisfy the related receivables, and in these cases, the receivable is due from the vehicle suppliers. Management performs regular evaluations concerning the ability of its customers and suppliers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company’s credit losses for the periods presented are insignificant and have not exceeded management’s estimates.

Stock Based Compensation

The matters discussed in this Note should be read in conjunction with disclosures made in Note 9. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. As a result of the merger, there were significant changes in the Company’s stock compensation plans.

The following table illustrates the effect on the net earnings (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), awards of stock options and restricted stock to employees, including straight-line recognition of compensation cost over the related vesting periods for fixed awards:

	Successor	Predecessor
	May 25, 2005 -	December 27, 2004 –	December 26,	December 28,
	December 25, 2005	May 24, 2005	2004	2003
	(dollars in thousands)
Net earnings (loss)	$(5,434)	$(440)	$12,265	$2,332
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	2,672	370	45
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(41)	(4,473)	(2,835)	(1,795)

Pro Forma net earnings (loss)	$(5,475)	$(2,241)	$9,800	$582

The fair value of the stock-based compensation in the pro forma disclosure was determined using the Black-Scholes option-pricing model. The weighted average fair value of the stock options granted for the successor period May 25, 2005 to December 25, 2005 was $7.97, and for the predecessor years 2004 and 2003 was $11.98 and $9.65, respectively. For the predecessor period December 27, 2004 to May 24, 2005 there were no stock options granted. The relevant assumptions used to determine the weighted average fair value are presented in the table below.

	Successor	Predecessor
	May 25, 2005 –	December 27, 2004 –	December 26,	December 28,
	December 25, 2005	May 24, 2005	2004	2003
Expected dividend yield	$—	$—	$—	$—
Expected volatility	0%	88%	89%	84%
Risk-free interest rate	4.24%	3.65%	3.70%	3.10%
Expected life	5.0	3.6	5.2	5.0
Under SFAS 123, a privately held company is not required to consider the expected volatility to determine the fair value of its options, commonly referred as the minimum value method. During the successor period, the Company no longer has public traded equity and for purposes of SFAS 123 is considered a privately held company. As such, the volatility assumption used in the successor period is zero. During the predecessor period, the Company had publicly traded equity and as such, the volatility assumption was used in the calculation, as presented in the assumption table.
As the Company applied the minimum value method for pro forma disclosure purposes under SFAS 123, the Company will adopt SFAS 123R prospectively for new awards and for awards modified, repurchased or cancelled on or after December 25, 2005. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more than approximately $0.6 million of compensation expense in the statement of operations under SFAS 123R for periods beginning on or after December 25, 2005.
Capitalized Software Costs
The Company capitalizes certain internal use computer software costs, after management has determined the project will be complete and the software will perform its intended function in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized utilizing the straight-line method over the economic lives of the related assets not to exceed five years.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. We adopted this new accounting standard at the beginning of our annual reporting period that began after June 15, 2005. We do not anticipate a material impact in 2006.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R) “Share-Based Payment.” SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement method in accounting for share-based payments to employees and eliminates the alternative use of the intrinsic value method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. In 2006, the estimated impact of adopting SFAS123R will be approximately $0.6 million of additional compensation expense.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case, in the absence of specific guidance provided for in a new pronouncement issued by an authoritative body, the changes should be applied to the latest practicable data presented for voluntary accounting changes. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2)	Merger Transactions
Defined Terms
Unless the context indicates otherwise, the following terms used herein shall have the following meanings:
•	the term “Axle Holdings” refers to Axle Holdings, Inc., the corporate parent of Axle Merger;

•	the term “Axle Merger” refers to Axle Merger Sub, Inc., the entity that merged with and into IAAI as part of the transactions;

•	the term “continuing investors” refers to Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley;

•	the terms “IAAI,” “we,” “us,” “our” and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries;

•	the term “IAAI Finance” refers to IAAI Finance Corp.;

•	the term “Kelso” refers to Kelso & Company, L.P., a New York based private investment firm;

•	the term “LLC” refers to Axle Holdings II, LLC, the limited liability company parent of Axle Holdings and an entity controlled by affiliates of Kelso;

•	the term “Magnetite” refers to Magnetite Asset Investors III, L.L.C.;

•	the term “merger” refers to the merger of Axle Merger with and into IAAI and the merger of IAAI Finance with and into IAAI on May 25, 2005;

•	the term “notes” refers to the 11% Senior Notes due 2013 of IAAI;

•	the term “Parthenon” refers to Parthenon Investors II, L.P.; and

•	the term “transactions” refers, collectively, to the merger and the following transactions which occurred in connection with the merger;
•	the equity contributions made by Kelso;

•	the investment by the continuing investors;

•	our entry into senior credit facilities;

•	the offering of the notes and the application of the net proceeds there from; and

•	the repayment of outstanding principal and accrued interest under our prior credit facility.
On February 22, 2005, Axle Holdings, Axle Merger and IAAI entered into a merger agreement that provided for the merger of Axle Merger with and into IAAI, with IAAI continuing as the surviving corporation. Upon completion of the merger and related transactions, IAAI became a direct, wholly owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso).
The following transactions occurred in connection with the merger:
•	Approximately 11.8 million shares of IAAI’s outstanding common stock converted into the right to receive $28.25 per share in cash;

•	All outstanding options to purchase shares of IAAI’s common stock (other than certain options held by the continuing investors, i.e., Thomas C. O’Brien, Scott P. Pettit, David R. Montgomery, Donald J. Hermanek, John W. Kett, John R. Nordin and Sidney L. Kerley, which were exchanged into stock options of Axle Holdings) were canceled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price;

•	Affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors contributed approximately $143.6 million in cash to the LLC, which in turn held all the outstanding shares of common stock of Axle Holdings immediately after the closing of the transactions;

•	The continuing investors exchanged stock options of IAAI with an aggregate intrinsic value of approximately $3.3 million into stock options of Axle Holdings with an equivalent aggregate spread value;

•	Axle Merger entered into the senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan and, upon the completion of the merger, IAAI assumed Axle Merger’s obligations under such credit facilities, and all of IAAI’s domestic subsidiaries, Insurance Auto Auctions Corp., IAA Services, Inc. and IAA Acquisition Corp., guaranteed such credit facilities;

•	The LLC contributed to Axle Merger, through Axle Holdings, approximately $143.6 million in cash, representing the cash equity contribution by affiliates of Kelso, Parthenon and certain of its affiliates, Magnetite, Brian T. Clingen, Dan Simon and the continuing investors;

•	IAAI Finance issued $150 million of 11% Senior Notes due 2013;

•	IAAI Finance merged with and into IAAI, with IAAI as the surviving corporation; and

•	IAAI assumed IAAI Finance’s obligations under the notes and all of IAAI’s domestic subsidiaries unconditionally guaranteed the notes on a senior unsecured basis at the time IAAI Finance merged with and into IAAI.
The Company used the net proceeds from these contributions and financings to: (i) fund the cash consideration payable to the Company’s shareholders and option holders under the merger agreement; (ii) repay any outstanding principal and accrued interest under the Company’s existing credit facility as of the closing of the merger; and (iii) pay related transaction fees and expenses.
The notes mature on April 1, 2013. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six.
The aggregate purchase price paid in the merger transactions for shares and outstanding stock options was approximately $366.4 million, consisting of $356.8 million in outstanding stock and options, $5.7 million representing the “fair value” of the options converted and exchanged, and $3.9 million of transaction expenses and costs related to exit of towing operations. The intrinsic value of the options converted is $3.3 million. The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141). The estimates are based on preliminary valuations and information currently available and are derived from management’s estimates and judgment. The Company believes that the preliminary valuations and estimates are a reasonable basis for the allocation of the purchase price. However, the Company’s analysis of the fair value estimates is continuing to be refined in accordance with SFAS 141. As additional information becomes available and as actual results vary from these estimates, the underlying assets or liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. During the quarter ended December 25, 2005, the Company recorded an increase in fixed assets of $5.0 million, an increase in deferred taxes and the income tax receivable of $2.8 million, a decrease of

$3.3 in intangible assets, a net decrease of $6.7 in other assets and a corresponding increase to goodwill of $2.2 million, resulting from the continued analysis of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$110,253
Property, plant, & equipment	75,383
Deferred income tax asset	15,232
Goodwill	191,117
Income tax receivable	4,477
Intangibles	131,500
Debt issuance cost	9,357
Other	760

Total assets	$538,079

Current liabilities	$60,078
Capital lease obligation	1,142
Senior notes	150,000
Credit facilities	115,000
Deferred income tax liability	46,574
Unfavorable leases	3,800
Other	12,232

Total liabilities	$388,826

Net assets acquired	$149,253

The preliminary valuations resulted in recognition of $131.5 million of intangibles, which are comprised of $102.5 million in supplier relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software.
Significant Items Affecting Comparability
The merger transactions resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the statements. In addition, the successor incurred debt issuance costs and $265.0 million of debt in connection with the merger. The $22.1 million of debt related to the predecessor’s credit facilities was paid off in connection with the merger. As a result, interest expense, debt and debt issuance costs will not be comparable between the predecessor and the successor. The Company has made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of preliminary estimates and certain assumptions the Company believes are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus the Company has not yet completed the Company’s allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods.

The following table reflects the unaudited pro forma results as if the acquisition occurred on December 28, 2003 (in thousands):

	Year Ended
	Successor	Predecessor
	December 25,	December 26,
	2005	2004
Revenue	$280,855	$240,179
Earnings (loss) before taxes	(12,535)	(12,425)
Earnings (loss)	(7,897)	(7,828)
The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis and related remaining lives, and the addition of the annual financial advisory service fee for services provided by Kelso.
(3)	Accounts Receivable
Accounts receivable consists of the following as of December 25, 2005 and December 26, 2004:

	Successor	Predecessor
	December 25, 2005	December 26, 2004
Unbilled receivables	$35,534	$35,555
Trade accounts receivable	11,458	14,596
Other receivables	412	1,086

	47,404	51,237
Less allowance for doubtful accounts	(484)	(794)

	$46,920	$50,443

Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.
(4)	Property and Equipment
Property and equipment consists of the following at December 25, 2005 and December 26, 2004:

	Successor	Predecessor
	December 25, 2005	December 26, 2004
Land	$5,051	$7,662
Buildings and improvements	6,534	13,722
Equipment	27,295	49,645
Leasehold improvements	44,525	49,485

	83,405	120,514

Less accumulated depreciation and amortization	(6,174)	(45,830)

	$77,231	$74,684

As discussed in Note 2, in connection with the merger transactions, the property and equipment of the successor was revalued at the fair value based on preliminary estimates and assumptions, resulting in adjusted basis, and the accumulated depreciation was eliminated. Leasehold improvements include landlord financed projects of $5.5 million.
Depreciation expense was $6.9 million for the successor period of May 25, 2005 through December 25, 2005, $5.2 million for the predecessor period of December 27, 2004 through May 24, 2005, and $12.4 million for the predecessor year 2004 and $10.2 million in 2003.
(5)	Goodwill and Other Intangibles
As of December 25, 2005, the Company had $191.3 million of goodwill recorded in the Company’s consolidated financial statements that was recorded as a result of the merger transactions. The additional balance of $0.3 million was due to the acquisition of Sadisco of Charleston and an earn out payment made in the successor period associated with a prior year acquisition.
Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at December 25, 2005 and December 26, 2004:

	Cost
		December 25,	December 26,
	Assigned Life	2005	2004
	(dollars in millions)
Predecessor
Goodwill	Indefinite	$—	$167.0
Covenants not to compete	3 to 5 years	—	4.2

Successor
Goodwill	Indefinite	191.3	—
Supplier relationships	20 years	102.5	—
Trade names	15 years	14.9	—
Software	6 years	13.5	—
Covenants not to compete	12 to 18 months	0.7	—

		$322.9	$171.2

	Accumulated Amortization
		December 25,	December 26,
	Assigned Life	2005	2004
	(dollars in millions)
Predecessor
Goodwill	Indefinite	$—	$(29.5)
Covenants not to compete	3 to 5 years	—	(2.5)

Successor
Supplier relationships	20 years	(3.1)	—
Software	6 years	(1.3)	—
Trade names	15 years	(0.6)	—
Covenants not to compete	12 to 18 months	(0.2)	—

		$(5.2)	$(32.0)

Amortization for the predecessor period of December 27, 2004 through May 24, 2005 is $0.2 million. Amortization for the successor period of May 25, 2005 through December 25, 2005 is $5.2 million. This amount is included within selling, general and administrative expense on the Company’s Consolidated Statements of Operations. Based upon existing intangibles, the projected annual amortization expense is $8.1 million for 2006 and $8.0 million for each of the years 2007 through 2010.
(6)	Long-term Debt
Long-term debt is summarized as follows:

	Successor	Predecessor
	2005	2004
	(dollars in thousands)
11% senior notes	$150,000	$—
Senior secured credit facilities	114,326	—
Unsecured term loan, interest payable at variable rate based upon LIBOR. Principal repaid in 16 equal installments commencing March 31, 2003	—	16,875
Notes payable issued in connection with the acquisition	—	12

	264,326	16,887
Less current installments	1,143	7,512

	$263,183	$9,375

Total principal repayments required for each of the next five fiscal years and thereafter under all long-term debt agreements are summarized as follows:

(dollars in thousands)
2006	$1,143
2007	1,143
2008	1,143
2009	1,143
2010	1,143
Thereafter	258,611

$264,326

Senior Notes
As part of the merger transactions the Company issued $150.0 million of 11% senior notes due April 1, 2013. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six. The notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indenture.

Credit Facilities
As part of the merger transactions, the Company entered into new senior secured credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan. The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2005, with the balance payable at maturity. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2005, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0x.
Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. The Company is in compliance with these credit agreement covenants as of December 25, 2005.
The revolver was made for working capital and general corporate purposes. There were no borrowings under the revolver at the time of the merger or as of December 25, 2005, although the Company did have outstanding letters of credit in the aggregate amount of $2.0 million as of December 25, 2005.
A portion of the proceeds of the credit facilities and the senior notes facilities were used to eliminate the outstanding debt under the prior credit facility and revolver.
Financial Instruments and Hedging Activities
The predecessor company was exposed to interest rate fluctuations on its floating rate credit facility, under which the Company had outstanding a $13.1 million term loan at the merger date, May 25, 2005. In 2002, the Company entered into an interest rate swap to mitigate the Company’s exposure to interest rate fluctuations. As a matter of policy, the Company does not enter into hedging contracts for trading or speculative purposes. At the merger date, the interest rate swap agreement had a notional amount of $ 13.1 million, and provided that IAAI pay a fixed rate of interest of 4.4% and receive a LIBOR-based floating rate on the notional amount. At the merger date, the entire swap agreement qualified for hedge accounting and all changes in the fair value of the swap were recorded, net of tax, through other comprehensive income (see Note 7). At the merger date, the entire predecessor credit facility was paid off and the swap agreement was terminated. The fair market value of the swap was $0.1 million at the merger date, resulting in a gain being recorded in the predecessor period for the termination of the swap.
(7)	Stockholders’ Equity
Merger Transactions
As a result of the merger transactions, except for certain options that were exchanged into stock options of Axle Holdings, all of the outstanding shares of the Company were converted into the right to receive $28.25 per share in cash and all outstanding stock options were cancelled in exchange for payments in cash of $28.25 per underlying share, less the applicable option exercise price.
Treasury Stock
Prior to the merger, the Company had treasury stock. The treasury stock purchases were recorded using the cost method of accounting. The treasury stock was retired as part of the merger transactions. The Company has not repurchased any shares since the merger.

(8)	Income Taxes
Income tax expense is summarized as follows:

	Successor	Predecessor
	May 25, 2005 –	December 27,
	December 25,	2004 – May 24,	December 26,	December 28,
	2005	2005	2004	2003
	(dollars in thousands)
Current:
Federal	$—	$6,674	$5,028	$573
State	270	(308)	790	19

	270	6,366	5,818	592

Deferred:
Federal	(1,792)	(2,404)	1,092	509
State	190	937	229	203

	(1,602)	(1,467)	1,321	712

	$(1,332)	$4,899	$7,139	$1,304

The Company evaluates the realizability of the Company’s deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 25, 2005. The Company has established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.
Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes a tax benefit will not be realized.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 2005 and December 26, 2004 are presented below:

	Successor	Predecessor
	2005	2004
	(dollars in thousands)
Deferred tax assets attributable to:
Inventories	$2,628	$2,261
Other current assets	2,967	2,432
Non-current assets	3,717	—
Federal net operating loss	2,916	—
Depreciation	8,797	5,946
State net operating losses carried forward	1,291	1,618

Gross deferred tax assets	22,316	12,257
Valuation allowance	(408)	(1,083)

Net deferred tax assets	21,908	11,174

Deferred tax liabilities attributable to:
Intangible assets	(1,913)	(20,729)
Intangible assets – successor period	(49,066)	—

Net deferred tax liabilities	$(29,071)	$(9,555)

The actual income tax expense differs from the “expected” tax expense computed by applying the Federal corporate tax rate to earnings before income taxes as follows:

	Successor	Predecessor
	May 25, 2005 –	December 27,
	December 25,	2004 – May 24,	December 26,	December 28,
	2005	2005	2004	2003
	(dollars in thousands)
“Expected” income tax expense	$(2,367)	$1,560	$6,791	$1,236
State income taxes, net of Federal effect	298	409	662	146
Increase (decrease) in valuation allowance	—	(65)	(636)	264
Change to tax accruals	(11)	4	259	(527)
Merger related costs	714	2,970	—	—
Other	34	21	63	185

	$(1,332)	$4,899	$7,139	$1,304

The Company is obligated to file tax returns and pay federal and state income taxes in numerous jurisdictions. The change in income tax accruals relate to amounts that were no longer required, due primarily to closed tax return audits and closed tax years for a number of jurisdictions or additional amounts needed to cover exposures.
At December 25, 2005, the Company had a federal net operating loss carryforward of $8.3 million. The net operating loss carryforward expires in 2025. The Company expects to fully utilize the federal net operating loss. At December 25, 2005, the Company had state income tax net operating loss carryforwards of approximately $26.8 million. The net operating loss carryforwards expire in the years 2006 through 2025.

Because net operating losses can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the net operating losses which may ultimately be utilized to offset future taxable income may vary materially from the Company’s estimates. The Company has established a valuation allowance for net operating loss based on the Company’s estimates of the amount of benefit from these net operating losses that the Company may ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the deferred tax asset or the reserve for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period, although cash tax payments will remain unaffected until the net operating losses are utilized.
(9)	Employee Benefit Plans
Stock Based Compensation
Predecessor Plan
Prior to the merger transactions, the Company had stock option plans and a restricted stock grant program. Each of these plans contained a provision that would cause the options and grants to immediately vest upon a change of control. As a result of the merger transactions, all outstanding options and restricted stock grants became fully vested on the date of the merger.
Except for certain options that were exchanged and are discussed below, the holders of the options cancelled their options in exchange for the right to receive $28.25 per underlying share, less the applicable option exercise price. In accordance with Accounting Principles Board Opinion No. 25 (APB 25) “Account for Stock Issues to Employees” and related interpretations, there was no compensation expense recognized either in current or prior periods for the options.
The holders of the restricted stock grants cancelled their grants in exchange for the right to receive $28.25 per underlying share. Upon issuance of the restricted stock grants in 2003 and 2004, unearned compensation was recorded at the market value of the shares at the time of the grant. The unearned compensation was then recognized as compensation expense over the anticipated vesting period. At the time of the merger, there was $3.3 million of unearned compensation remaining. The merger triggered the full vesting of the restricted stock grants and as a result, a total of $4.3 million was recognized as compensation expense by the Company in the predecessor period December 27, 2004 through May 24, 2005. The number of shares granted in 2003 and 2004 was 66,500 and 182,600, respectively. In the first quarter of 2005, there were forfeitures of 1,200 shares. In the second quarter of 2005, there were forfeitures of an additional 1,200 shares. There were no additional grants made in 2005.
Axle Holdings Plan
In May, 2005, Axle Holdings, which owns 100% of the outstanding stock of the Company, adopted the Axle Holdings, Inc. Stock Incentive Plan (“Axle Holdings Plan”). The Axle Holdings Plan is intended to provide equity incentive benefits to the Company employees. As such, it is appropriate to account for the plan as direct plans of the Company.
Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including the Company, and (2) exit options, which vest upon a change in equity control of the LLC. During 2005, the Company granted 83,587 service options and 167,213 exit option.
Service options are accounted for as fixed awards and, as such, compensation expense is determined and recorded when the fair value of the grant exceeds the exercise price of the options at the date of grant.
Under the exit options, in addition to the change in equity requirement, the number of options is determined by a calculation based on return to Kelso, which is performed at the time of the change in control. Due to the number of options being determined by a future event, the exit options qualify as variable awards. However, as the ultimate excercisability is contingent upon an event (specifically change of control), the compensation expense will not be recognized until the event is consummated.
Certain executives of IAAI exchanged a portion of their fully vested options in the predecessor company into options under the Axle Holdings, Inc. Stock Incentive Plan. In accordance with APB 25 and other applicable pronouncements, the Company is not required to recognize compensation expense on the option exchange as the market price of the underlying shares of the successor options are the same as the predecessor options.
Activity under the Plans during 2005, 2004 and 2003 is as follows:

		Weighted
		Average Exercise	Options
	Shares	Price	Exercisable
Balance at December 29, 2002 - Predecessor	1,518,000	$14.13	596,000

Options granted	490,000	13.89
Options cancelled	(180,000)	20.09
Options exercised	(7,000)	11.61

Balance at December 28, 2003 - Predecessor	1,821,000	$13.49	824,000

Options granted	75,000	16.72
Options cancelled	(47,000)	20.60
Options exercised	(104,000)	12.44

Balance at December 26, 2004 - Predecessor	1,745,000	$13.50	1,122,000

Options granted	—	—
Options cancelled	(12,000)	19.18
Options exercised	(1,483,000)	13.20
Options exchanged	(250,000)	15.04

Balance at May 24, 2005 - Predecessor	—	$—	—

Options granted	251,000	25.62
Options cancelled	(1,000)	25.62
Options exercised	—	—
Options exchanged	276,000	13.63

Balance at December 25, 2005 - Successor	526,000	$16.41	—

Additional information about options outstanding as of December 25, 2005 is presented below:

	Options Outstanding
			Weighted Average
			Remaining
	Range of	Number	Contractual
	Exercise	of	Life	Exercise
Descriptions	Prices	Options	(in months)	Price
Axle Holdings Plan – Exchange Units	12.56 to 15.87	276,000	93.5	$13.63
Axle Holdings Plan – Other	25.62 to 25.62	250,000	118.0	25.62

Total	12.56 to 25.62	526,000	99.2	16.41

There were no options exercisable as of December 25, 2005.
LLC Profit Interests
The LLC owns 100% of the outstanding shares of Axle Holdings. Axle Holdings owns 100% of the outstanding shares of the Company. The LLC’s operating agreement provides for profit interests in the LLC to be held by certain designated employees of the Company. Upon an exit event as defined by the LLC operating agreement, holders of the profit interest will receive a cash distribution from the LLC.
Two types of profit interests were created by the LLC operating agreement: (1) operating units, which vest in twelve equal quarterly installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which vest upon a change in equity control of the LLC. The number of value units ultimately granted will be determined based on the strike price and certain performance hurdles at the time of change in equity control. There were 191,152 operating units awarded and 382,304 value units awarded to employees of the Company during 2005 with a strike price equal to $25.62 for the operating units.
Under the requirements of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, both the operating units and the value units are considered liability awards that are remeasured at each reporting period based on the intrinsic value method. The related liability and compensation expense of the LLC, which is for the benefit of Company employees, results in a capital contribution from the LLC to the Company and compensation expense for the Company. However, no compensation expense will be recognized on the value units until a change in equity control is consummated as excercisability and the number of units to be received is contingent upon an event (specifically change in control).
In connection with the operating units, $0.3 million of expense was incurred during the successor period, May 25, 2005 through December 25, 2005.
Postretirement Benefits
In connection with the acquisition of the capital stock of Underwriters Salvage Company (“USC”), the Company assumed the obligation for certain health care and death benefits for retired employees of USC. In accordance with the provisions of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions,” costs related to the benefits are accrued over an employee’s service life.
As a result of the merger transactions, the fair value of the accrued benefit liability of $2.3 million at December 26, 2004 was reduced by the unrecognized net gain of $1.0 million. The amount recorded at December 25, 2005 for the postretirement benefit liability was $1.3 million.
A reconciliation of the funded status of this program as of December 25, 2005 and December 26, 2004 follows:

	Successor	Predecessor
	2005	2004
Benefit Obligations and Funded Status	(dollars in thousands)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation at the beginning of the year	$744	$1,432
Interest cost	75	47
Actuarial (gain) or loss	592	(678)
Benefits paid	(103)	(57)

Accumulated postretirement benefit obligation at the end of the year	1,308	744
Accumulated postretirement benefit obligation at the beginning of the year
Change in plan assets
Benefits paid	(103)	(56)
Employer contributions	103	56

Fair value of assets at the end of the year	—	—

Net amount recognized
Funded status	(1,308)	(744)
Unrecognized net (gain) or loss	—	(1,620)

Net amount recognized	$(1,308)	$(2,364)

Funded status
Amounts recognized in the statement of financial position
Accrued benefit liability	$(1,308)	$(2,364)

Weighted average assumptions at the end of the year
Discount rate	5.50%	5.75%

Benefit obligation trends
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	8.00%	10.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2009	2009

Net Periodic Pension Trends
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	9.00%	8.50%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2009	2010

Net periodic benefit cost (income) is summarized as follows for the fiscal years 2005, 2004, and 2003:

	2005	2004	2003
Net Periodic Benefit Cost (Income)	(dollars in thousands)
Interest cost	$75	$47	$95
Amortization of net (gain) or loss	(111)	(224)	(133)

Total net periodic benefit cost (income)	$(36)	$(177)	$(38)

Estimated future benefit payments for the next five years as of December 25, 2005 are as follows:

(dollars in thousands)
2006	$171
2007	169
2008	165
2009	159
2010	150
Thereafter	581

$1,395

Effective January 20, 1994, the date of acquisition, the Company discontinued future participation for active employees. Contribution for 2006 is expected to be $0.2 million.
401(k) Plan
The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 2003 to 2005, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plans for the successor period ending December 25, 2005 were $0.4 million. Company contributions to the plan for predecessor periods ended May 24, 2005, December 26, 2004, and December 28, 2003 were $0.5 million, $0.8 million and $0.8 million, respectively.
(10)	Commitments and Contingencies
Leases
The Company leases the Company’s facilities and certain equipment under operating leases with related and unrelated parties, which expire through August 2021. Rental expense for the successor period ended December 25, 2005 was $15.9 million. Rental expense for the predecessor periods ended May 24, 2005, December 26, 2004, and December 28, 2003 was $10.7 million, $24.1 million and $22.5 million, respectively.

     Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at December 25, 2005 are as follows:

	Operating	Capital
	Leases	Leases
	(dollars in thousands)
2006	$25,854	$387
2007	24,614	316
2008	22,842	33
2009	20,194	—
2010	17,620	—
Thereafter	124,477	—

	$235,601	$736

Less amount representing interest expense		40

Future capital lease obligation		$696

     Assets as of December 25, 2005 and December 26, 2004 recorded under capital leases are included in property and equipment, net as follows:

	2005	2004
	(dollars in thousands)
Computer equipment	$400	$5,221
Security fencing	1,053	1,441

	1,453	6,662
Accumulated amortization	(362)	(4,819)

	$1,091	$1,843

        Emery Air Freight Accident
On February 4, 2003, the Company filed a lawsuit in the Superior Court of California, County of Sacramento, against, among others, Emery Air Freight Corporation, or “Emery”, and Tennessee Technical Services, or “TN Tech”, the aircraft maintenance provider. The lawsuit sought to recover damages caused by the crash of an Emery DC-8 aircraft onto the Company’s Rancho Cordova, California facility on February 16, 2000. The aircraft was destroyed, and the three crew members aboard the aircraft were killed. The crash and the resulting release of jet fuel and fire destroyed a significant part of the Company’s facility and contaminated it with ash, hydrocarbon, lead and other toxic materials. Emery refused to clean up the contamination, and the Company was required to do so. The Company suffered more than $3.0 million in inventory loss, clean-up and remediation costs, business interruption losses, legal and consulting fees, and other losses, costs, and expenses. The Company’s property insurance carrier, Reliance, paid a large portion of the Company’s inventory losses. On October 6, 2004, the Company entered into a settlement agreement whereby the Company dismissed the Company’s claims against third parties other than Emery and TN Tech, and those other third parties dismissed their claims against us. On April 12, 2005, the Company engaged in mediation with TN Tech. The mediation resulted in a settlement of the dispute whereby TN Tech agreed to pay $2.35 million to us for the Company’s unrecovered losses resulting from the crash. In exchange, the Company agreed to release TN Tech and Emery from all of the Company’s claims arising from the crash. On June 8, 2005, the Company received payment of the settlement amount and recorded it as other income in the predecessor period.

Relocation of the Woodinville Branch
In 2003, the Company received notice from the King County Wastewater Treatment Division, Department of Natural Resources, that King County was in the process of building a water treatment facility and that the Company’s Woodinville, Washington branch was located within the boundaries of the likely site for placement of this facility. The Company received further notice from King County that it had extended an offer to purchase the Woodinville site from the Company’s landlord Waterman Properties and that, if the offer was accepted, the Company would be expected to enter into a lease arrangement with King County until such time as King County directed us to vacate the facility. In the event no sale was accomplished, King County would initiate condemnation proceedings. Under this threat of condemnation, the Company retained counsel and other consultants to assist in the Company’s relocation effort, protect the Company’s interests in the value of leasehold improvements made to the premises and recover costs resulting from the relocation. Pursuant to applicable law, the Company is entitled to reimbursement of certain costs associated with the relocation of the Company’s business from this site to another suitable location.
The Company contends that under the Company’s lease with Waterman Properties the Company is entitled to the value of the Company’s leasehold improvements invested in the property, to the extent the Company is not reimbursed by King County. There is currently a dispute between us and Waterman Properties regarding the Company’s entitlement to such compensation and how to value the improvements made to the Woodinville facility. On March 4, 2004, the Company filed a lawsuit in Snohomish County Superior Court against King County and Waterman Properties asking the court to appoint a receiver to manage a portion of the funds (up to $1.5 million) that Waterman Properties might receive from King County and to award us a portion of the condemnation award in an amount equal to the value of the Company’s leasehold improvements.
On November 16, 2004, the Company entered into a new lease for property located in Tukwila, Washington. Simultaneously, the Company negotiated a partial settlement with Waterman Properties and King County, whereby the Company terminated the Company’s lease with Waterman Properties and dismissed the Company’s complaint against King County to permit the sale and purchase of the Woodinville property. In exchange, Waterman Properties agreed to place $0.9 million of the purchase price from King County into escrow to serve as security for payment of any judgment that might be awarded in the Company’s ongoing suit against Waterman, and King County was dismissed from the suit. The outcome of this action remains uncertain at this time. At end of 2004, the Company exited the Woodinville facility and the Company wrote off leasehold improvements of approximately $1.0 million.
By the end of 2005, the Company had received reimbursement for approximately $0.3 million in relocation expenses from King County. However, on December 19, 2005, the Company received notice from King County that it was rejecting the Company’s remaining claims for $1.0 million in additional relocation expenses. Pursuant to Washington law, the Company was provided 60 days from the date of this notice in which to file an appeal of King County’s decision. The Company has initiated the administrative appeal process to attempt to obtain additional recovery from King County. The suit against Waterman Properties is in abeyance until the Company knows the outcome of the Company’s appeal of King County’s decision. At that time the Company will determine whether the Company needs to pursue further recovery from Waterman Properties, and the amount to be claimed.

The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of the Company’s business. None of these claims are expected to have a material adverse effect on the Company’s financial condition or operating results.
Compensation Agreements
The Company has compensation agreements with certain officers and other key employees. In addition to base salary and bonus information, certain agreements have change in control provisions that address compensation due to the executive in the event of termination following a change of control.
(11)	Related Party Transactions

Kelso owns the controlling interest in IAAI. Under the terms of a financial advisory agreement between Kelso and Axle Merger, upon completion of the merger, IAAI (1) paid to Kelso a fee of $4.5 million and (2) commenced paying an annual financial advisory fee of $0.5 million, payable quarterly in advance to Kelso (with the first such fee, prorated for the remainder of the then-current quarter, was paid at the closing of the merger), for services to be provided by Kelso to IAAI. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger and the transactions contemplated by the merger agreement (including the financing of the merger), Kelso’ s investment in IAAI, Kelso’ s control of Axle Merger (and, following the merger, IAAI as the surviving corporation) or any of its subsidiaries, and the services rendered to IAAI under the financial advisory agreement. It also requires that IAAI reimburse Kelso’s expenses incurred in connection with the merger and with respect to services to be provided to IAAI on a going-forward basis. The financial advisory agreement also provides for the payment of certain fees, as may be determined by the board of directors of IAAI and Kelso, by IAAI to Kelso in connection with future investment banking services and for the reimbursement by IAAI of expenses incurred by Kelso in connection with such services.

Parthenon and certain of its affiliates own approximately 10.4% of IAAI. Under the terms of a letter agreement between PCAP, L.P., an affiliate of Parthenon, and Axle Merger, upon completion of the merger IAAI paid to PCAP, L.P. a fee of $0.5 million.
(12)	Acquisitions and Divestitures

In the second quarter of 2005, the Company acquired Insurance Recovery Center, Inc. located just outside Altoona, Pennsylvania. The acquisition leverages the Company’s existing regional coverage in this market. The results of operations of this acquisition are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $0.8 million.

In the second quarter of 2005, the Company sold one of the Company’s Houston properties for $1.2 million in cash. The Company recorded a gain on the sale of this facility of $0.5 million, net of taxes in the predecessor period.

In the third quarter of 2005, the Company acquired Sadisco of Charleston, located just outside of Charleston, South Carolina, in Ravenel, South Carolina. The acquisition leverages the Company’s existing regional coverage in this market. The results of operations of this acquisition are included in the Company’s consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $0.3 million.

(13)	Subsequent Events (Unaudited)

In the first quarter of 2006, the Company acquired NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The acquisition leverages the Company’s existing regional coverage in this market. The acquisition is accounted for as a purchase business combination and the results of operations of the acquired business will be included in our future consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition is $2.4 million

On March 19, 2006, our Grand Prairie, Texas facility was flooded when the local authorities opened flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as to the interior office space. Although it is difficult to estimate the loss at this time, it is possible that the damage could exceed the $1.0 million deductible under our insurance policy which covers this particular property. We are working to resume full operations at this facility as soon as possible.
(14)	Quarterly Financial Data (Unaudited)

Summarized unaudited financial data for 2005 and 2004 are as follows:

	Fourth	Third	Second	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	Successor	Successor	Successor	Predecessor	Predecessor
	(dollars in thousands)
2005
Revenues	$69,906	$68,143	$22,361	$49,502	$70,943
Earnings (loss) from operations	4,609	6,511	(3,210)	(5,968)	8,551
Net earnings (loss)	(1,441)	507	(4,500)	(5,461)	5,021

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	Predecessor	Predecessor	Predecessor	Predecessor
	(dollars in thousands
2004
Revenues	$62,234	$60,752	$60,002	$57,191
Earnings from operations	5,964	5,734	4,877	4,334
Net earnings	3,955	3,354	2,655	2,301