Form 10-K/A
period 2005-12-25
INSURANCE AUTO AUCTIONS, INC
filed 2006-03-31
CIK 880026

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 033-43247

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     All of the voting and non-voting common equity of the Registrant is held by affiliates. The number of shares of the Registrant’s stock outstanding as of December 25, 2005: 100

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 25, 2005 (the “Annual Report”) of Insurance Auto Auctions, Inc. (the “Company”) is being filed to correct typographical errors (i) in the Commission File Number on the cover page, (ii) on the Signature Page to the Annual Report, (iii) in the page numbers in our Financial Statement Schedules, (iv) in the Consolidated Statements of Operations for the period ending December 26, 2004, and (v) in the Consolidated Statements of Cash Flows for the period December 27, 2004 — May 24, 2005. Additionally, revisions have been made to the first sentence of the second paragraph of the Financial Condition and Liquidity portion of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect corrections relating to the typographical error described in the immediately preceding clause (v).
     Except as described above, this Amendment No. 1 does not change any previously reported financial results or otherwise amend the Annual Report as previously filed. Furthermore, except for the matters described above, this Amendment No. 1 does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to March 27, 2006 (the date of the original filing of the Annual Report).

PART II
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
     Net cash provided by operating activities during 2005 was $14.0 million, a $17.5 million decrease from the same period last year, primarily as a result of the costs of the merger transactions. Additionally, we received a $5.1 million refund of federal income taxes in September 2005 related to estimated tax payments made for the pre-merger period.
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
Date: March 27, 2006

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
(a)	1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:
2.	Consolidated Financial Statement Schedules

All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

3.	Exhibits

See Item 15(c) below.

(c)	Exhibits

Exhibit No.	Description
2 (8)	Agreement and Plan of Merger dated February 22, 2005, by and among Insurance Auto Auctions, Inc. (“IAAI”), Axle Holdings, Inc. (“Axle Holdings”) and Axle Merger Sub, Inc. (“Axle Merger”) dated as of February 22, 2005.

3.1(2)	Articles of Incorporation of IAAI, as filed with the Illinois Secretary of State on August 7, 1997.

3.2(7)	Bylaws of IAAI, as amended as of May 25, 2005.

4.1(1)	Specimen Stock Certificate of IAAI.

4.2(7)	Indenture, dated April 1, 2005, among IAAI, as successor to IAAI Finance Corp., Insurance Auto Auctions Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee.

4.3(7)	Supplemental Indenture, dated May 25, 2005, among IAAI, Insurance Auto Auctions Corp., IAA Services, Inc., IAA Acquisition Corp and Wells Fargo Bank, National Association, as Trustee.

4.4(7)	Form of 11% Senior Notes due 2013.

4.5(7)	Registration Rights Agreement dated April 1, 2005, among IAAI Finance Corp., Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., relating to the 11% Senior Notes due 2013 of IAAI, as successor to IAAI Finance Corp.

4.6(7)	Assumption Agreement, dated May 25, 2005, among IAAI, IAAI Finance Corp., Insurance Auto Auctions Corp., IAA Services, Inc., and IAA Acquisition Corp.

10.1(7)*	Stock Incentive Plan of Axle Holdings

10.2(7)*	Form of Nonqualified Stock Option Agreement of Axle Holdings pursuant to the Stock Incentive Plan.

10.3(3)*	Amended and Restated Employment Agreement dated April 2, 2001 by and between IAAI and Thomas C. O’Brien.

10.4(3)*	Employment Agreement dated April 2, 2001 by and between the Company and David R. Montgomery.

10.5(3)*	Employment Agreement dated April 2, 2001 by and between the Company and Scott P. Pettit.

Exhibit No.	Description
10.6(4)*	Employment Agreement dated October 23, 2003 by and between the Company and John R. Nordin.

10.7(7)*	Change of Control and Employment Agreement, dated September 5, 2005 between IAAI and Donald J. Hermanek

10.8(5)*	Employment Agreement dated July 23, 2004 by and between IAAI and John Kett.

10.9(6)*	Employment Agreement dated October 6, 2004 by and between the Company and Sidney L. Kerley.

10.10(7)	Credit Agreement, dated May 19, 2005 (the “Credit Agreement”), among Axle Holdings, Axle Merger and IAAI (as successor to Axle Merger), as borrowers, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc. as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent and GMAC Commercial Finance LLC, ING Capital LLC and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as co-documentation agents.

10.11(7)	Guarantee and Collateral Agreement dated May 25, 2005 made by Axle Holdings, Axle Merger and IAAI and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement.

10.12(7)	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by IAAI, as mortgagor, to Bear Stearns Corporate Lending Inc., as mortgagee and the administrative agent under the Credit Agreement.

10.13(7)	Intellectual Property Security Agreement dated May 25, 2005 made by IAAI and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement.

10.14(7)*	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005, by and among the individuals or entities listed on Schedule A attached thereto.

10.15(7)*	Shareholders Agreement of Axles Holdings dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries listed on Schedule I thereto.

10.16(7)*	Amended and Restated Registration Rights Agreement, dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries that are listed on Schedule I thereto.

10.17(7)*	Form of Conversion Agreement dated May 25, 2005 between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

Exhibit No.	Description
10.18(7)*	Form of Exchange Stock Option Agreement dated May 25, 2005 between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

10.19(7)	Financial Advisory and Closing Fee Letter Agreement dated February 22, 2005 from Axle Merger to Kelso & Company, L.P.

10.20(7)	Letter Agreement dated May 25, 2005 from Axle Merger to PCAP, L.P.

10.37(9)*	2006 Incentive Plan – Executive Management.

10.38(7)	Offer to Exchange $150,000,000 11% Notes due 2013 for $150,000,000 Registered Notes due 2013

21(10)	Subsidiaries of the Registrant.

24	Power of Attorney (see signatures page).

31.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott P. Pettit, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from an exhibit filed with the Registrant’s Registration Statement on Form S-1 (File No. 33-43247) declared effective by the Securities and Exchange Commission (“SEC”) on November 20, 1991.

(2)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

(3)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended April 1, 2001.

(4)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 28, 2003.

(5)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 27, 2004.

(6)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594 for the fiscal year ended December 26, 2004.

(7)	Incorporated by reference from an exhibit included in the Registrant’s Form S-4 (File No. 333-127791) filed with the SEC on August 23, 2005.

(8)	Incorporated by reference from an appendix included in the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 0-19594) filed with the SEC on April 26, 2005.

(9)	Incorporated by reference from an exhibit included in the Registrant’s Current Report on Form 8-K (File No. 033-43247) filed with the SEC on March 2, 2006.

(10)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 033-43247) filed with the SEC on March 27, 2006.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.
	By:	/s/ Thomas C. O’Brien
President and Chief Executive Officer
Date: March 31, 2006

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

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	SUCCESSOR	PREDECESSOR
	May 25, 2005 -	December 27,
	December 25,	2004 –May 24,	December 26,	December 28,
	2005	2005	2004	2003
Revenues:
Fee income	$136,926	$103,203	$208,743	$169,687
Vehicle sales	23,484	17,242	31,436	39,963

	160,410	120,445	240,179	209,650

Cost of Sales
Branch cost	102,675	72,554	157,297	135,157
Vehicle cost	19,978	14,640	26,694	35,301

	122,653	87,194	183,991	170,458

Gross profit	37,757	33,251	56,188	39,192

Operating expense:
Selling, general and administrative	24,630	15,822	34,978	30,225
Loss (gain) on sale of property and equipment	197	(896)	301	54
Business transformation charges	—	—	—	3,902
Merger costs	5,021	15,741	—	—

	29,848	30,667	35,279	34,181

Earnings from operations	7,909	2,584	20,909	5,011

Other (income) expense
Interest expense	15,021	567	1,572	1,505
Other income	(346)	(2,442)	(67)	(130)

Earnings (loss) before income taxes	(6,766)	4,459	19,404	3,636

Income taxes	(1,332)	4,899	7,139	1,304

Net earnings (loss)	$(5,434)	$(440)	$12,265	$2,332

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

     See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	SUCCESSOR	PREDECESSOR
		December	Twelve	Twelve
	May 25, 2005 –	27, 2004 –	Months ended	Months ended
	December 25,	May 24,	December 26,	December 28,
	2005	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(5,434)	$(440)	$12,265	$2,332
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,855	5,464	12,985	10,661
(Gain) loss on disposal of fixed assets	197	(896)	301	54
Gain on change in fair market value of derivative	—	—	—	(307)
Deferred compensation related to restricted stock	—	4,343	585	29
Deferred income taxes	(1,874)	(1,448)	1,595	788
Tax benefit related to employee stock compensation	—	8,394	275	15
Changes in assets and liabilities
(excluding effects of acquired companies):
(Increase) decrease in:
Accounts receivable, net	9,270	(5,312)	(1,536)	(752)
Income tax receivable	(113)	(2,618)	—
Inventories	(4,641)	(472)	(896)	(2,442)
Other current assets	(3,190)	(520)	1,486	489
Other assets	228	(827)	(1,438)	(975)
Increase (decrease) in:
Accounts payable	(7,202)	6,719	1,612	6,349
Accrued liabilities	(8,732)	12,279	3,151	(878)
Income taxes	—	(1,067)	1,067	—

Net cash provided (used) by operating activities	(9,636)	23,599	31,452	15,363

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
	(dollars in thousands)
2004
Revenues	$62,234	$60,752	$60,002	$57,191
Earnings from operations	5,964	5,734	4,877	4,334
Net earnings	3,955	3,354	2,655	2,301