Form 10-Q
period 2006-03-26
INSURANCE AUTO AUCTIONS, INC
filed 2006-05-10
CIK 880026

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 26, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                        Commission File Number: 033-43247

                          INSURANCE AUTO AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)


                                                                  95-3790111
            ILLINOIS                                          (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
incorporation or organization)


     TWO WESTBROOK CORPORATE CENTER, SUITE 500, WESTCHESTER, ILLINOIS 60154
               (Address of principal executive offices)(Zip Code)

                                 (708) 492-7000
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer  [ ]  Accelerated Filer  [ ]  Non-Accelerated Filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of May 10, 2006: 100 shares

                          INSURANCE AUTO AUCTIONS, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                               PAGE NUMBER
                                                                               -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets..............................         1
        Condensed Consolidated Statements of Operations....................         2
        Condensed Consolidated Statements of Cash Flows....................         3
        Notes to Condensed Consolidated Financial Statements...............         4

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................        14
        Overview  .........................................................        14
        Significant Items Affecting Comparability..........................        14
        Acquisitions and New Operations....................................        14
        Results of Operations..............................................        14
        Financial Condition and Liquidity..................................        15

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........        18

Item 4. Controls and Procedures............................................        19

PART II. OTHER INFORMATION.................................................        20

Item 1.  Legal Proceedings.................................................        20

Item 1A. Risk Factors......................................................        20

Item 6.  Exhibits..........................................................        20

SIGNATURES.................................................................        22


                                     PART I
                              FINANCIAL INFORMATION

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         SUCCESSOR               SUCCESSOR
                                                        ------------            ------------
                                                          MARCH 26,             DECEMBER 25,
                                                            2006                   2005
                                                        ------------            ------------
                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  35,752              $  25,882
  Accounts receivable, net                                  50,226                 46,920
  Inventories                                               20,539                 19,611
  Income taxes receivable                                    2,723                  2,732
  Deferred income taxes                                      7,302                  8,511
  Other current assets                                       5,401                  5,323
                                                         ---------              ---------
      Total current assets                                 121,943                108,979
                                                         ---------              ---------
Property and equipment, net                                 78,188                 77,231
Intangible assets, net                                     124,425                126,378
Goodwill                                                   193,297                191,266
Other assets                                                10,683                 11,006
                                                         ---------              ---------
                                                         $ 528,536              $ 514,860
                                                         =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  44,285              $  38,022
  Accrued liabilities                                       24,333                 17,445
  Obligations under capital leases                             363                    367
  Current installments of long-term debt                     1,143                  1,143
                                                         ---------              ---------
      Total current liabilities                             70,124                 56,977
                                                         ---------              ---------

Deferred income taxes                                       38,066                 37,582
Other liabilities                                           12,530                 12,765
Obligations under capital leases                               230                    329
Senior notes                                               150,000                150,000
Long-term debt, excluding current installments             112,896                113,183
                                                         ---------              ---------
      Total liabilities                                    383,846                370,836
                                                         ---------              ---------

Shareholders' equity:
  Common stock, par value of $.01 per share
    100 shares authorized, issued and outstanding               --                     --
  Additional paid-in capital                               150,628                149,458
  Retained loss                                             (5,938)                (5,434)
                                                         ---------              ---------
      Total shareholders' equity                           144,690                144,024
                                                         ---------              ---------
                                                         $ 528,536              $ 514,860
                                                         =========              =========


See accompanying notes to condensed consolidated financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                   -------------------------------
                                                                    SUCCESSOR         PREDECESSOR
                                                                   -----------       -------------
                                                                    MARCH 26,          MARCH 27,
                                                                      2006                2005
                                                                   -----------       -------------
                                                                             (unaudited)
Revenues:
     Fee income                                                    $ 66,779            $ 61,100
     Vehicle sales                                                   10,874               9,843
                                                                   --------            --------
                                                                     77,653              70,943
Cost of sales:
     Branch cost                                                     48,244              42,677
     Vehicle cost                                                     9,173               8,465
                                                                   --------            --------
                                                                     57,417              51,142
                                                                   --------            --------

     Gross profit                                                    20,236              19,801

Operating expenses:
     Selling, general and administrative                             11,859              10,049
     Loss (gain) on sale of property and equipment                        6                 (32)
     Loss related to flood                                            2,860                  --
     Merger costs                                                        --               1,233
                                                                   --------            --------

         Earnings from operations                                     5,511               8,551

Other (income) expense:
     Interest expense                                                 6,452                 419
     Other income                                                      (123)                (32)
                                                                   --------            --------

         Earnings (loss) before income taxes                           (818)              8,164

Income taxes                                                           (314)              3,143
                                                                   --------            --------

         Net earnings (loss)                                       $   (504)           $  5,021
                                                                   ========            ========


See accompanying notes to condensed consolidated financial statements

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                              THREE MONTHS ENDED
                                                                        -------------------------------
                                                                          SUCCESSOR        PREDECESSOR
                                                                        -------------     -------------
                                                                          MARCH 26,          MARCH 27,
                                                                             2006              2005
                                                                        -------------     -------------
                                                                                  (unaudited)
Cash flows from operating activities:
Net earnings (loss)                                                       $   (504)           $  5,021
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                           4,933               3,203
     (Gain) loss on disposal of fixed assets                                   806                 (32)
     Share-based compensation expense                                        1,020                  --
     Deferred compensation related to restricted stock                          --                 695
     Deferred income taxes                                                   1,883                  15
     Tax benefit related to employee stock compensation                         --                  94

     Changes in assets and liabilities (excluding effects of acquired companies):
       (Increase) decrease in:
         Accounts receivable, net                                           (3,239)               (726)
         Income tax receivable                                                   9                  --
         Inventories                                                          (928)             (1,041)
         Other current assets                                                   22              (1,891)
         Other assets                                                          387                 (80)
       Increase (decrease) in:
         Accounts payable                                                    6,228               2,465
         Accrued liabilities                                                 6,368                (583)
         Income taxes                                                           --               2,946
                                                                          --------            --------
     Net cash provided by operating activities                              16,985              10,086
                                                                          --------            --------

Cash flows from investing activities:
   Capital expenditures                                                     (4,418)             (3,148)
   Acquisition, net of cash acquired                                        (2,519)                 --
   Proceeds from disposal of property and equipment                             62                  88
                                                                          --------            --------
     Net cash used in investing activities                                  (6,875)             (3,060)
                                                                          --------            --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       --                 749
   Contributed capital                                                         150                  --
   Proceeds from short-term borrowings                                          --               3,000
   Principal payments on long-term debt                                       (287)             (1,887)
   Purchase of treasury stock                                                   --                  (1)
   Principal payments on capital leases                                       (103)               (378)
                                                                          --------            --------
Net cash provided by (used in) financing activities                           (240)              1,483
                                                                          --------            --------

Net increase in cash and cash equivalents                                    9,870               8,509

Cash and cash equivalents at beginning of period                            25,882              13,325
                                                                          --------            --------

Cash and cash equivalents at end of period                                $ 35,752            $ 21,834
                                                                          ========            ========

Supplemental disclosures of cash flow information:
     Interest paid                                                        $  2,083            $    370
                                                                          ========            ========
     Income taxes paid                                                    $    125            $    154
                                                                          ========            ========
     Income taxes refunded                                                $  1,950            $      2
                                                                          ========            ========


See accompanying notes to condensed consolidated financial statements.

                 INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     As used in these notes, unless the context requires otherwise, the "Company," "IAAI," "we," "us," "our," and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries. IAAI is a wholly-owned subsidiary of Axle Holdings, Inc., a Delaware corporation ("Axle Holdings"), which is a wholly-owned subsidiary of Axle Holdings II, LLC, a Delaware limited liability company ("LLC") that is controlled by affiliates of Kelso & Company, L.P. ("Kelso"). Kelso owns 84.6 % of the LLC, Parthenon Investors II, L.P. and its affiliates ("Parthenon") own 10.4% of the LLC; Magnetite Asset Investors III, L.L.C., Brian Clingen and Dan Simon (the "other investors") own approximately 4.9% of the LLC; and Company management owns the remaining 0.1% of the LLC.

     Background

     IAAI operates in a single business segment--providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. Fiscal year 2005 consisted of 52 weeks and ended on December 25, 2005. Fiscal year 2006 will consist of 53 weeks and will end on December 31, 2006.

     On May 25, 2005, the Company completed merger transactions that are described in Note 2. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements reflect separate reporting periods for the predecessor and successor company where applicable.

     Principles of Consolidation

     The accompanying unaudited condensed consolidated financial statements include the accounts of IAAI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise noted) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 25, 2005, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 25, 2005, which appear in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006 and Amendment No. 1 thereto filed on March 31, 2006.

     Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

     Disclosures About Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, accounts receivable and long-term debt. The fair values of these instruments approximate their carrying values other than long-term debt. As of March 26, 2006, the fair value of the Company's 11% Senior Notes due 2013 was $156.4 million and the fair value of the Company's term loan under its senior credit facilities was $115.6 million.

     Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

     Stock Based Compensation

     The matter discussed in this Note should be read in conjunction with disclosures made in Note 8. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounts for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified, repurchased or cancelled after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the prospective method under SFAS 123R as the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS 123 in the prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in the Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.

     SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

     Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options. Accordingly, compensation expense was recognized when the fair value of the grant exceeded the exercise price. The adoption of SFAS 123R primarily resulted in a change in the Company's method of recognizing the market value of share based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the recording of compensation expense for employee stock options. The effect of adopting SFAS 123R was an increase of $0.1 million on the loss before income tax.

     There was no material impact to operating or financing cash flow or net loss for the three months ended March 26, 2006. When applying the prospective method, the Company is not permitted to provide pro forma disclosures as was previously required under SFAS 123. As a result of the merger, the Company's capital structure and its stock compensation plans changed significantly. Consequently, the stock based compensation information for the three months ended March 27, 2005 is not comparative to the three months ended March 26, 2006. As such, comparative data is not presented in the Notes related to stock based compensation.

(2)  MERGER TRANSACTIONS

     Effective May 25, 2005, IAAI became a direct, wholly owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by Kelso). As part of the merger transactions, IAAI entered into new senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan, which were guaranteed by all of IAAI's then existing domestic subsidiaries. As part of the merger transactions, IAAI also issued $150.0 million of 11% Senior Notes due 2013 (the "notes"). IAAI received approximately $143.6 million of cash equity contributions from Kelso, Parthenon, the other investors and certain members of management in connection with the merger transactions.

     IAAI used the net proceeds of these financings and equity contributions to:
     (i) fund the cash consideration payable to the Company's shareholders and option holders under the merger agreement; (ii) repay any outstanding principal and accrued interest under the Company's prior credit facility; and (iii) pay related transaction fees and expenses.

     The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS 141"). The Company has made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of estimates and certain assumptions the Company believes are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The estimates are based on preliminary valuations and information currently available and are derived from management's estimates and judgment. The Company believes that the valuations and estimates are a reasonable basis for the allocation of the purchase price. However, the Company's analysis of the fair value estimates is continuing to be refined in accordance with SFAS 141. As additional information becomes available, the underlying assets or liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. During the quarter ended March 26, 2006, the Company recorded an increase in fixed assets of $0.5 million, a decrease in deferred tax assets and current liabilities of $0.2 million and a corresponding decrease to goodwill of $0.3 million, resulting from the continued analysis of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):


     Current assets .........................................    $110,253
     Property, plant, & equipment ...........................      75,873
     Deferred income tax asset ..............................      15,122
     Goodwill ...............................................     190,772
     Income tax receivable ..................................       4,477
     Intangibles ............................................     131,500
     Debt issuance cost .....................................       9,357
     Other ..................................................         760
                                                                 --------
           Total assets .....................................    $538,114

     Current liabilities ....................................    $ 60,112
     Capital lease obligation ...............................       1,142
     Senior notes ...........................................     150,000
     Credit facilities ......................................     115,000
     Deferred income tax liability ..........................      46,574
     Unfavorable leases .....................................       3,800
     Other ..................................................      12,233
                                                                 --------
           Total liabilities ................................    $388,861
                                                                --------

           Net assets acquired ..............................    $149,253
                                                                 ========


     These valuations resulted in recognition of $131.5 million of intangibles, which are comprised of $102.5 million in supplier relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software.

     SIGNIFICANT ITEMS AFFECTING COMPARABILITY

     The merger transactions resulted in a new basis of accounting under SFAS
     141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the statements. In addition, interest expense, debt and debt issuance costs will not be comparable between the predecessor and the successor. The Company has made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of preliminary estimates and certain assumptions the Company believes are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus the Company has not yet completed its allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods.

     The following table reflects the unaudited pro forma results as if the acquisition occurred on December 26, 2004 (in thousands):


                                        -------------------------
                                            THREE MONTHS ENDED
                                        -------------------------
                                        SUCCESSOR     PREDECESSOR
                                        ---------     -----------
                                        MARCH 26,      MARCH 27,
                                          2006           2005
                                        ---------     ----------
     Revenue                            $ 77,653       $ 70,943
     Earnings (loss) before taxes           (818)            61
     Earnings (loss)                        (504)            38

     The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis and related remaining lives, and the addition of the annual financial advisory service fee for services provided by Kelso.

(3)  ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following as of March 26, 2006 and December 25, 2005:


                                                  SUCCESSOR       SUCCESSOR
                                                  ---------      ------------
                                                  MARCH 26,      DECEMBER 25,
                                                    2006             2005
                                                  ---------      ------------
                                                     (dollars in thousands)
     Unbilled receivables                           $  37,136     $  35,534
     Trade accounts receivable                         12,243        11,458
     Other receivables                                  1,361           412
                                                    ---------     ---------
                                                       50,740        47,404
     Less allowance for doubtful accounts                (514)         (484)
                                                    ---------     ---------
                                                    $  50,226     $  46,920
                                                    =========     =========

     Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at March 26, 2006 and December 25, 2005:


                                            SUCCESSOR           SUCCESSOR
                                           -----------         ------------
                                            MARCH 26,          DECEMBER 25,
                                              2006                  2005
                                           -----------         ------------
                                                (dollars in thousands)
     Land                                   $   5,051            $  5,051
     Buildings and improvements                 8,567               6,534
     Equipment                                 22,562              27,295
     Leasehold improvements                    51,932              44,525
                                            ---------            --------
                                               88,112              83,405
     Less accumulated depreciation
        and amortization                       (9,924)             (6,174)
                                            ---------            --------
                                            $  78,188            $ 77,231
                                            =========            ========


     Leasehold improvements include landlord financed projects of $5.5 million.


(5)  GOODWILL AND OTHER INTANGIBLES

     The Company will perform its annual impairment test during the second quarter of this year. As of March 26, 2006, the Company had $190.8 million of goodwill recorded in the Company's consolidated financial statements that was recorded as a result of the merger transactions. The additional balance of $2.5 million was primarily due to the acquisition of NW Penn Auction Sales/Warren County Salvage in Erie, Pennsylvania during the first quarter of 2006.

     Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following at March 26, 2006 and December 25, 2005:


                                                       COST
                                 ----------------------------------------------
                                                     MARCH 26,     DECEMBER 25,
                                 ASSIGNED LIFE         2006           2005
                                 -------------       --------      ------------
                                               (dollars in millions)
     SUCCESSOR
     Goodwill                     Indefinite             193.3         191.3
     Supplier relationships       20 years               102.5         102.5
     Trade names                  15 years                14.9          14.9
     Software                     6 years                 13.5          13.5
     Covenants not to compete     12 to 18 months          0.9           0.7
                                                        ------        ------
                                                        $325.1        $322.9
                                                        ======        ======

                                             ACCUMULATED AMORTIZATION
                                 ----------------------------------------------
                                                     MARCH 26,     DECEMBER 25,
                                 ASSIGNED LIFE         2006            2005
                                 -------------       --------      ------------
                                               (dollars in millions)
     SUCCESSOR
     Supplier relationships       20 years                (4.3)         (3.1)
     Software                     6 years                 (1.9)         (1.3)
     Trade names                  15 years                (0.8)         (0.6)
     Covenants not to compete     12 to 18 months         (0.4)         (0.2)
                                                        ------        -------
                                                        $ (7.4)       $ (5.2)
                                                        ======        ======

     Based upon existing intangibles, the projected annual amortization expense is $8.1 million for 2006 and $8.0 million for each of the years 2007 through 2010.


(6)  LONG-TERM DEBT

     Long-term debt is summarized as follows:


                                            SUCCESSOR          SUCCESSOR
                                          -------------      ------------
                                            MARCH 26,        DECEMBER 25,
                                              2006              2005
                                          -------------      ------------
                                               (dollars in thousands)
     11% senior notes                         $ 150,000       $   150,000
     Senior secured credit facilities           114,039           114,326
                                              ---------       -----------
                                                264,039           264,326
     Less current installments                    1,143             1,143
                                             ----------       -----------
                                             $  262,896       $   263,183
                                             ==========       ===========

     SENIOR NOTES

     IAAI has outstanding $150.0 million of 11% Senior Notes due April 1, 2013. The notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six. The notes contain covenants that among other things, limit the issuance of additional indebtedness, the incurrence of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indenture.

     CREDIT FACILITIES

     IAAI's senior secured credit facilities are comprised of a $50.0 million revolving credit facility and a $115.0 million term loan. The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2005, with the balance payable at maturity. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2005, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0.

     Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company's option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company's and its subsidiaries' abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. The Company is in compliance with these credit agreement covenants as of March 26, 2006.

     The revolver was made for working capital and general corporate purposes. There were no borrowings under the revolver at the time of the merger or as of March 26, 2006, although the Company did have outstanding letters of credit in the aggregate amount of $2.0 million as of March 26, 2006.

(7)  INCOME TAXES

     Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by us.

     The income tax receivable as of March 26, 2006 is due to the recording of a federal income tax benefit expected to be utilized in 2006.

     The income tax benefit of $0.3 million for the March 26, 2006 year to date period was based on our expected effective tax rate for the 2006 fiscal year.

     We evaluate the realizability of our deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 26, 2006. We have established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

(8)  EMPLOYEE BENEFIT PLANS

     STOCK BASED COMPENSATION

          AXLE HOLDINGS PLAN

          In May, 2005, Axle Holdings adopted the Axle Holdings, Inc. Stock Incentive Plan (the "Axle Holdings Plan"), which is intended to provide equity incentive benefits to certain Company management employees. As such, it is appropriate to account for the Axle Holdings Plan as a direct plan of the Company.

          Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and
          (2) exit options, which vest upon a change in equity control of the LLC. During the first quarter of 2006, Axle Holdings granted 2,666 service options and 5,334 exit options. As of March 26, 2006, there were 557,256 options authorized and 528,704 granted. The contractual term of the options is 10 years.

          Service options are accounted as equity awards and, as such, compensation expense is measured based on the fair value of the award at the date of grant. Compensation expense is recognized over the three year service period, using the straight line attribution method, for awards granted after December 25, 2005 and the graded vesting attribution method for awards granted prior to December 25, 2005.

     Activity under the option plan for the three months ended March 26, 2006 is as follows:


                                                    WEIGHTED     REMAINING
                                                     AVERAGE    CONTRACTUAL
                                                    EXERCISE        LIFE
                                       SHARES         PRICE     (IN MONTHS)
                                      ---------     --------    -----------
     Balance at December 25, 2005       526,704     $19.34
     Options granted                      8,000     $25.62
     Options cancelled                   (6,000)    $25.62
     Options exercised                       --
                                        -------
     Balance at March 26, 2006          528,704     $19.36         93.5

     There were no options exercised as of March 26,2006. There were no options that vested during the three months ended March 26, 2006. The weighted average grant date fair value of the options granted during the three months ended March 26, 2006 was $14.83 per share. As of March 26, 2006, the total compensation expense related to unvested options not recognized was $0.6 million and the weighted average period in which it will be recognized was approximately 2.5 years.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the three months ended March 26, 2006:

     Expected life (in years)                    6.0
     Risk-free interest rate                     4.7%
     Expected volatility                          43%
     Expected dividend yield                       0%


     For the three months ended March 26, 2006, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, "Share-Based Payments." The volatility is based on the historic volatility of companies within related industries that are traded publicly, as IAAI is privately held with limited historic capital activity. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on expectations and the lack of dividend payments historically.

     Under the exit options, in addition to the change in equity control requirement, the number of options is determined by a calculation based on return to Kelso that is performed at the time of the change in control. As the ultimate excercisability is contingent upon an event (specifically change of control), the compensation expense will not be recognized until such an event is consummated.

     There were 257,954 options exercisable as of March 26, 2006. The weighted average exercise price per vested option is $13.63 and, the weighted average remaining life of the vested options is approximately 6.6 years.

     LLC PROFIT INTERESTS

     The LLC's operating agreement provides for profit interests in the LLC to be held by certain designated employees of the Company. Upon an exit event, as defined by the LLC operating agreement, holders of profit interests may receive a cash distribution from the LLC.

     Two types of profit interests were created by the LLC operating agreement:
     (1) operating units, which vest in twelve equal quarterly installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which vest upon a change in equity control of the LLC. The number of value units ultimately granted will be determined based on the strike price and certain performance hurdles at the time of change in equity control. There were 191,152 operating units and 382,304 value units authorized and awarded to employees of the Company during the prior year with a strike price equal to $25.62 for the operating units. The contractual term of the profit interests is ten years.

     Prior to the adoption of SFAS 123R, both the operating units and the value units were considered liability awards that are remeasured at each reporting period based on the intrinsic value method in accordance with the requirements of EITF 00-23 "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44." In connection with the adoption of SFAS 123R, the Company elected to continue using the intrinsic value method. The intrinsic value per share as of March 26, 2006 was $8.45. The related liability and compensation expense of the LLC, which is for the benefit of Company employees, results in a capital contribution from the LLC to the Company and compensation expense for the Company. Compensation expense related to the service units is recognized using the graded vesting attribution method. However, no compensation expense will be recognized on the value units until a change in equity control is consummated as excercisability and the number of units to be received is contingent upon a change in control.

     In connection with the operating units, $1.0 million of expense was recorded during the quarter ended March 26, 2006. As of March 26, 2006, there were 47,788 profit interests vested and $0.6 million of remaining compensation to be recognized over approximately 2.2 years.

(9)  COMMITMENTS AND CONTINGENCIES

     LEASES

     IAAI leases certain facilities and equipment under operating and capital leases. As of March 26, 2006, IAAI had not entered into any capital leases in the current year.

     TEXAS FLOODING

     On March 19, 2006, the Company's Grand Prairie, Texas facility was flooded when the local authorities opened flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We have recorded an estimated loss of $2.9 million in the period ended March 26, 2006, which is comprised of an estimated $2.8 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.3 million related to clean-up of the facility, and an offset of $1.0 million in anticipated proceeds from our insurance carrier. The Company has resumed auctions at the facility. The $2.8 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. The majority of the vehicles will be sold at future auctions. As a result, actual losses realized may differ from the Company's initial estimates.

(10) RELATED PARTY TRANSACTIONS

     Under the terms of a financial advisory agreement, IAAI pays Kelso an annual financial advisory fee of $0.5 million, payable quarterly in advance, for services to be provided by Kelso to IAAI and reimburses Kelso's expenses incurred in connection with these services. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso's officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger transactions (including the financing of the merger), Kelso's investment in and control of IAAI, and the services rendered to IAAI under the financial advisory agreement. The financial advisory agreement also provides for the payment of certain fees and the reimbursement of related expenses by IAAI to Kelso in connection with future investment banking services.

(11) ACQUISITIONS AND DIVESTITURES

     In the first quarter of 2006, the Company acquired NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The acquisition leverages the Company's existing regional coverage in this market. The acquisition is accounted for as a purchase business combination and the results of operations of the acquired business will be included in our future consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $2.7 million of which 86% is related to goodwill.

(12) SUBSEQUENT EVENTS

     The Company acquired several salvage pools in the Midwest market. The acquisitions leverage the Company's existing regional coverage in this market. The acquisitions are accounted for as a purchase business combination and the results of operations of the acquired businesses will be included in our consolidated financial statements from the date of acquisition. The aggregate purchase price of these acquisitions was $16.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-Q ("Report"). This discussion and analysis contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, management. Our actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons including those discussed in "Special Note Regarding Forward-Looking Statements" and in "Risk Factors" contained in our Form 10-K, as amended, for the year ended December 25, 2005.

         Refer to IAAI's Form 10-K, as amended, for management's discussion and analysis of the financial condition and results of operations of IAAI for the year ended December 25, 2005. The following is management's discussion and analysis of the financial condition and results of operations of IAAI for the quarter ended March 26, 2006.

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

SIGNIFICANT ITEMS AFFECTING COMPARABILITY

         The merger transactions in 2005 resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the financial statements. In addition, interest expense and debt will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities to their fair values as of the merger date as a result of preliminary estimates and certain assumptions we believe are reasonable, which, in a number of instances, have resulted in changes to amortization and depreciation expense amounts. The final appraisals are not yet complete, and thus we have not yet completed our allocation of purchase price and may make further adjustments to the preliminary allocations in subsequent periods.

ACQUISITIONS AND NEW OPERATIONS

         As of May 1, 2006, we have a total of 83 sites. In the first quarter 2006, we acquired a branch in Erie, Pennsylvania.

RESULTS OF OPERATIONS

Three Months Ended March 26, 2006 Compared to the Three Months Ended March 27, 2005

         Revenues were $77.7 million for the three months ended March 26, 2006, up from $70.9 million for the same three month period in 2005. Fee income in the first quarter increased 9% to $66.8 million, versus $61.1 million in the first quarter of last year due to more favorable pricing.

         Cost of sales increased $6.3 million to $57.4 million for the three months ended March 26, 2006, versus $51.1 million for the same period last year. Vehicle cost of $9.2 million is up $0.7 million from the $8.5 million incurred in the first quarter of 2005. Branch cost of $48.2 million increased $5.5 million from $42.7 million for the same period last year. Branch cost includes tow, office and yard labor, occupancy, depreciation, and other costs inherent in operating a branch. The increase in costs in the first quarter of 2006 compared to the same period last year is attributable to increased towing, occupancy and yard expenses.

         Gross profit increased 2.0% to $20.2 million for the three months ended March 26, 2006, from $19.8 million for the comparable period in 2005, primarily resulting from favorable pricing.

         Selling, general and administrative expense of $11.9 million increased $1.9 million, or 19%, from the $10.0 million of expense incurred during the first quarter of last year. The increase is primarily related to the amortization of the intangibles arising from the merger and stock-based compensation.

         The loss of $2.9 million related to the flood at our Grand Prairie, Texas facility consists of $2.8 million estimated loss on vehicles impacted by the flood, $0.8 million reserved for fixed asset impairment, $0.3 million related to clean-up of the facility and an offset of $1.0 million in anticipated proceeds from our insurance carrier.

         Interest expense increased to $6.5 million for the three months ended March 26, 2006, from $0.4 million for the comparable period in 2005. The increase was primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity.

         The Company's effective income tax rate is 38.4% and 38.5% in 2006 and 2005, respectively.


FINANCIAL CONDITION AND LIQUIDITY


         Historically, IAAI has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures.

         Net cash provided by operating activities during the first quarter of 2006 was $17.0 million, a $6.9 million increase from the same period last year, primarily as a result of costs of the merger transactions in the first quarter of 2005 that were not incurred in the first quarter of 2006. We received an aggregated $1.9 million refund of federal income taxes, relating to 2003 and 2004, during the first quarter of 2006. The refunds resulted from the carry-back of net operating losses relating to the pre-merger period.

         Net cash used in investing activities during the first quarter of 2006 was $6.9 million, consisting primarily of funds used for the purchase of the Erie, Pennsylvania facility and capital expenditures of $4.4 million. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to our new information technology system.

         Net cash used in financing activities during the first quarter of 2006 was $0.2 million compared to $1.5 million provided by financing activities in the first quarter of 2005. This decrease resulted primarily from borrowings made under the predecessor credit facility in the first quarter of 2005 that were not made in the first quarter of 2006.

         At March 26, 2006, we had current assets of $121.9 million, including $35.8 million in cash and cash equivalents, current liabilities of $70.1 million and working capital of $51.8 million, which represents a $0.2 million decrease from December 25, 2005.

         Our accounts receivable increased $3.3 million to $50.2 million as of March 26, 2006, from $46.9 million as of December 25, 2005. Accounts receivable consists of balances due from our salvage providers and buyers. Accounts receivable also includes advance charges paid by us on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving the vehicle to one of our facilities. Inventory increased $0.9 million to $20.5 million as of March 26, 2006, from $19.6 million as of December 25, 2005. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received. Inventory increased due to increased inventory costs on a per unit basis.

         Our senior credit facilities are comprised of a $50.0 million revolving credit facility maturing in 2011 and a $115.0 million term loan facility maturing in 2012. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger transactions. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of
(i) the rate most recently announced by the Bank of New York as its "prime rate" in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.50% to 2.75% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.50% to 1.75% on base rate term loans. The amount of the margin is based on our leverage ratio. As of March 26, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.4%. During the period December 26, 2005 to March 26, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.2%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of March 26, 2006, $48.0 million was available for borrowing under the senior credit facilities and we were in compliance with our covenants under the senior credit facilities.

         Our obligations under the senior credit facilities are guaranteed by direct and indirect significant subsidiaries of IAAI. In addition, each future significant domestic subsidiary of IAAI is required to guarantee those obligations. The senior credit facilities are secured by (1) all existing and future property and assets, real and personal, of IAAI and each guarantor, subject to certain exceptions; (2) a pledge of 100% of the stock of each of IAAI's existing and future direct and indirect domestic subsidiaries; (3) a pledge of 65% of the stock of each of IAAI's future direct and indirect foreign subsidiaries; (4) all present and future intercompany debt of IAAI and each guarantor; and (5) all proceeds of the assets described in clauses (1), (2), (3) and (4) of this sentence. Under the senior credit facilities, we are required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The credit facilities also contain various other covenants that limit our ability to, among other things:

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

         The covenants contained within the senior credit facilities are critical to an investor's understanding of our financial liquidity, as a violation could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as net earnings (loss) plus income tax provision (benefit), interest (net), depreciation, and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is not a defined term under generally accepted accounting principles in the United States, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing consolidated EBITDA (in thousands):


                                                                                                               Twelve
                                                                                                               Months
                                                                Three Months Ended                             Ended
                                          -----------------------------------------------------------         --------
                                          June 26,       September 25,     December 25,      March 26,        March 26,
                                            2005             2005             2005             2006             2006
                                          --------       ------------      -----------       --------         --------
Net earnings/(loss)                       $ (9,961)        $    507         $ (1,441)        $   (504)        $(11,399)

Income taxes                                   445             (206)             185             (314)             110
Interest expense (net)                       2,790            6,210            5,865            6,329           21,194
Depreciation and amortization                4,120            4,481            5,515            4,933           19,049
                                          --------         --------         --------         --------         --------
     EBITDA                                 (2,606)          10,992           10,124           10,444           28,954

Non-cash charges(1)                            388                -                -              887            1,275

Non-recurring expense/(income)(2)           (3,197)             351             (171)           2,866             (151)

Merger costs                                19,529                -                -                -           19,529

Estimated cost savings                           -                -                -                -                -

Allowance per credit agreement (3)           1,000            1,000                -                -            2,000

Advisory service fees                           49              125              125              125              424
                                          --------         --------         --------         --------         --------
     Consolidated EBITDA                  $ 15,163         $ 12,468         $ 10,078         $ 14,322         $ 52,031
                                          ========         ========         ========         ========         ========


 ----------------
 (1) For the quarter ended March 26, 2006, the non-cash charges included $1.0 million of stock-based compensation expense, which was offset by $0.1 million of rent expense reduction related to lessor-funded leasehold improvements.
 (2) For the quarter ended March 26, 2006, non-recurring expense consisted of a $2.9 million loss related to the Dallas flood.
 (3) Per the credit agreement, EBITDA was to be increased by $1.0 million for the three-month periods ended September 25, 2005, and June 26, 2005 for covenant purposes only.



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

         As of March 26, 2006, there were no borrowings under the revolving credit facilities, although we did have outstanding letters of credit in the aggregate amount of $2.0 million, and $115.0 million outstanding under the term loan facility. At March 26, 2006, the interest rate on borrowings under the term loan was 7.4%.

         We have issued $150.0 million of 11% Senior Notes that mature on April 1, 2013, with interest paid semi-annually every April 1 and October 1. Under the indenture governing the notes, subject to exceptions, we must meet a minimum consolidated interest coverage ratio to incur additional indebtedness. Prior to April 1, 2008, on any one or more occasions, we may use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.00% of the principal amount, plus accrued and unpaid interest. Otherwise, the notes are not redeemable until April 1, 2009. Starting on April 1, 2009, we have the option to redeem all or a portion of the notes at a redemption price equal to a percentage of the principal amount, plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 105.50% for the 12-month period beginning April 1, 2009; 102.75% for the 12-month period beginning April 1, 2010; and 100.00% thereafter. If we experience specific kinds of changes of control, we must offer to purchase the notes at a price of 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the notes contains various covenants which, subject to exceptions, limit our ability, and the ability of our restricted subsidiaries to, among other things:

         o   borrow money;

         o   incur liens;

         o pay dividends or make certain other restricted payments or investments;

         o   issue disqualified stock;

         o merge, consolidate or sell all or substantially all of our or their assets;

         o   enter into transactions with affiliates;

         o create restrictions on dividends or other payments by the restricted subsidiaries;

         o   sell certain assets and use proceeds from asset sales; and

         o   create guarantees of indebtedness by restricted subsidiaries.

         We have capital leases of approximately $0.6 million of which approximately $0.4 million is classified as short term. Other long-term liabilities included our post-retirement benefits liability that relates to a prior acquisition. The amount recorded at March 26, 2005 for the post-retirement benefits liability was approximately $1.3 million.

         We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facility, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate fluctuations on our floating rate credit facility, under which we have outstanding a $115.0 million term loan at March 26, 2006. We also have $150.0 million of senior notes at a fixed rate of 11%.

ITEM 4.  CONTROLS AND PROCEDURES.


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

There are no events to report under this item for the quarter ended March 26, 2006.

ITEM 1A. RISK FACTORS.

There are no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, as amended.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a)  EXHIBITS.

              See Index of Exhibits

         (b)  REPORTS ON FORM 8-K

              We filed a current report on Form 8-K, dated March 27, 2006, which contained a press release announcing financial results for the quarter and year ended December 25, 2005.

              We filed a current report on Form 8-K, dated May 4, 2006, which described the closing of the acquisitions of Indiana Auto Storage Pool Co., Inc. and Indiana Auto Storage Pool North Co., Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Part I, Item 2 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects," "should" and similar words or expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations are reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. Many such factors are outside our control. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward looking-statements attributable to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INSURANCE AUTO AUCTIONS, INC.




Date: May 10, 2006                    By:     /s/ Scott P. Pettit
      ------------                         -------------------------------------
                                      Name:   Scott P. Pettit
                                      Title:  Senior Vice President and Chief
                                              Financial Officer (Duly Authorized
                                              Officer and Principal Financial
                                              Officer)

                                INDEX OF EXHIBITS



    Exhibit No.   Description of Document
    -----------   -----------------------

       31.1 Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.