Form 10-Q
period 2006-06-25
INSURANCE AUTO AUCTIONS, INC
filed 2006-08-09
CIK 880026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _________________________
Commission File Number: 033-43247
INSURANCE AUTO AUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	95-3790111 (I.R.S. Employer Identification No.)
Two Westbrook Corporate Center, Suite 500, Westchester, Illinois 60154
(Address of principal executive offices)(Zip Code)
(708) 492-7000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of August 9, 2006: 100 shares

INSURANCE AUTO AUCTIONS, INC.
Form 10-Q

Part I
Financial Information
INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)

	SUCCESSOR	SUCCESSOR
	June 25,	December 25,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,619	$25,882
Accounts receivable, net	47,007	46,920
Inventories	21,099	19,611
Income taxes receivable	3,751	2,732
Deferred income taxes	6,512	8,511
Other current assets	6,039	5,323

Total current assets	110,027	108,979

Property and equipment, net	78,230	77,231
Intangible assets, net	122,565	126,378
Goodwill	206,628	191,266
Other assets	10,488	11,006

	$527,938	$514,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,883	$38,022
Accrued liabilities	18,736	17,445
Obligations under capital leases	334	367
Obligations under line of credit	7,000	—
Current installments of long-term debt	1,143	1,143

Total current liabilities	72,096	56,977

Deferred income taxes	35,892	37,582
Other liabilities	12,415	12,765
Obligations under capital leases	158	329
Senior notes	150,000	150,000
Long-term debt, excluding current installments	112,610	113,183

Total liabilities	383,171	370,836

Shareholders’ equity:
Common stock, par value of $.01 per share
100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	150,776	149,458
Retained loss	(6,009)	(5,434)

Total shareholders’ equity	144,767	144,024

	$527,938	$514,860

See accompanying notes to condensed consolidated financial statements.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	THREE MONTHS			SIX MONTHS
	(unaudited)			(unaudited)
	SUCCESSOR	SUCCESSOR	PREDECESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
		May 25 —	March 28 —		May 25 —	December 27,
	June 25	June 26,	May 24,	June 25,	June 26,	2004 — May 24,
	2006	2005	2005	2006	2005	2005
Revenues:
Fee income	$66,366	$19,242	$42,102	$133,145	$19,242	$103,203
Vehicle sales	11,938	3,119	7,399	22,812	3,119	17,242

	78,304	22,361	49,501	155,957	22,361	120,445

Cost of Sales
Branch cost	49,975	14,481	29,877	98,219	14,481	72,554
Vehicle cost	10,178	2,652	6,175	19,351	2,652	14,640

	60,153	17,133	36,052	117,570	17,133	87,194

Gross profit	18,151	5,228	13,449	38,387	5,228	33,251

Operating expense:
Selling, general and administrative	11,377	3,400	5,773	23,236	3,400	15,822
Loss (gain) on sale of property and equipment	11	17	(864)	17	17	(896)
Loss related to flood	310	—	—	3,170	—	—
Merger costs	—	5,021	14,508	—	5,021	15,741

	11,698	8,438	19,417	26,423	8,438	30,667

Earnings (loss) from operations	6,453	(3,210)	(5,968)	11,964	(3,210)	2,584

Other (income) expense
Interest expense	6,741	2,642	148	13,193	2,642	567
Other income	(123)	(41)	(2,411)	(246)	(41)	(2,442)

Earnings (loss) before income taxes	(165)	(5,811)	(3,705)	(983)	(5,811)	4,459

Income taxes	(94)	(1,311)	1,756	(408)	(1,311)	4,899

Net loss	$(71)	$(4,500)	$(5,461)	$(575)	$(4,500)	$(440)

See accompanying notes to condensed consolidated financial statements.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	SUCCESSOR		PREDECESSOR
			December 27,
	June 25,	May 25 —	2004 —
	2006	June 26, 2005	May 24, 2005
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(575)	$(4,500)	$(440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,573	1,859	5,464
(Gain) loss on disposal of fixed assets	817	17	(896)
Share-based compensation expense	1,168	—	—
Amortization of debt costs	723	60	—
Deferred compensation related to restricted stock	—	—	4,343
Deferred income taxes	2,054	1,489	(1,448)
Tax benefit related to employee stock compensation	—	678	8,394

Changes in assets and liabilities (excluding effects of acquired companies):
(Increase) decrease in:
Accounts receivable, net	964	13,880	(5,312)
Income tax receivable	(931)	(7,464)	(2,618)
Inventories	(1,165)	124	(472)
Other current assets	(616)	(2,574)	(520)
Other assets	(52)	(72)	(827)
Increase (decrease) in:
Accounts payable	6,861	(20,321)	6,719
Accrued liabilities	(79)	(7,308)	12,279
Income taxes	—	—	(1,067)

Total adjustments	20,317	(19,632)	24,039

Net cash provided by (used in) operating activities	19,742	(24,132)	23,599

Cash flows from investing activities:
Purchase of IAAI., Inc.	—	(356,753)	—
Capital expenditures	(8,123)	(1,612)	(8,221)
Acquisition, net of cash acquired	(18,418)	—	(600)
Proceeds from disposal of property and equipment	291	22	1,391

Net cash used in investing activities	(26,250)	(358,343)	(7,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	905
Contributed capital	150	143,600	—
Proceeds from short-term borrowings	7,000	—	3,000
Payment of financing and other fees	(128)	(12,758)	—
Principal payments on long-term debt	(573)	(22,125)	(3,762)
Purchase of treasury stock	—	—	(1)
Principal payments on capital leases	(204)	(79)	(614)
Issuance of senior notes		150,000	—
Issuance of term loan	—	115,000	—

Net cash provided by (used in) financing activities	6,245	373,638	(472)

Net increase (decrease) increase in cash and cash equivalents	(263)	(8,837)	15,697
Cash and cash equivalents at beginning of period	25,882	29,022	13,325

Cash and cash equivalents at end of period	$25,619	$20,185	$29,022

Supplemental disclosures of cash flow information:
Interest paid	$12,623	$9	$689

Income taxes paid	$436	$3,987	$1,654

Income taxes refunded	$1,966	$—	$26

Non-cash transactions:
Options exchanged in merger transaction	$—	$5,653	$—

See accompanying notes to condensed consolidated financial statements.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1)	Summary of Business and Significant Accounting Policies

As used in these notes, unless the context requires otherwise, the “Company,” “IAAI,” “we,” “us,” “our,” and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries. IAAI is a wholly-owned subsidiary of Axle Holdings, Inc., a Delaware corporation (“Axle Holdings”), which is a wholly-owned subsidiary of Axle Holdings II, LLC, a Delaware limited liability company (“LLC”) that is controlled by affiliates of Kelso & Company, L.P. (“Kelso”). Kelso owns 84.4 % of the LLC; Parthenon Investors II, L.P. and its affiliates (“Parthenon”) own 10.4% of the LLC; Magnetite Asset Investors III, L.L.C., Brian Clingen and Dan Simon (the “other investors”) own approximately 4.9% of the LLC; and Company management owns the remaining 0.3% of the LLC.

Background

IAAI operates in a single business segment—providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. Fiscal year 2005 consisted of 52 weeks and ended on December 25, 2005. Fiscal year 2006 consists of 53 weeks and will end on December 31, 2006.

On May 25, 2005, the Company completed the merger transactions that are described in Note 2 below. These transactions resulted in many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements reflect separate reporting periods for the predecessor and successor company where applicable.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of IAAI and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise noted) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet of the Company at December 25, 2005, has been derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements and footnote disclosures should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 25, 2005, which appear in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006 and Amendment No. 1 thereto filed on March 31, 2006.

Disclosures About Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and long-term debt. The fair values of these instruments approximate their carrying values other than long-term debt. As of June 25, 2006, the fair value of the Company’s 11% Senior Notes due 2013 was $147.0 million, and the fair value of the Company’s term loan under its senior credit facilities was $114.0 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Stock Based Compensation

The matter discussed in this Note should be read in conjunction with the disclosures contained in Note 8. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounts for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified, repurchased or cancelled after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the prospective method under SFAS 123R because the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS123 in prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in the Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.

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

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options. Accordingly, compensation expense was recognized when the fair value of the grant exceeded the exercise price. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the market value of share based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the recording of compensation expense for employee stock options. The effect of adopting SFAS 123R was an increase in compensation expense of $0.2 million ($0.1 million after tax) for the three months ended June 25, 2006 and $0.3 million ($0.2 million after tax) for the six months ended June 25, 2006.

There was no material impact to the operating or financing cash flow or net loss in the period of adoption. When applying the prospective method, the Company is not permitted to provide pro forma disclosures as was previously required under SFAS 123. As a result of the merger transactions described in Note 2 below, the Company’s capital structure and its stock compensation plans changed significantly. Consequently, the stock based compensation information for the six months ended June 25, 2006 is not comparative to the six months ended June 26, 2005. As such, comparative data is not presented in the Notes related to stock based compensation.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 (“SFAS 133”), “Accounting for Derivative Instrument and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 eliminates the exemption of applying SFAS 133 to interests in securities and financial assets so that similar instruments are accounted for similarly regardless of the term of the instruments. The Company will adopt this new accounting standard at the beginning of its annual reporting period that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155 on its financial statements, although it presently does not anticipate the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. The Company will adopt this new accounting standard at the beginning of its annual reporting period that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 156 on its financial statements, although it presently does not anticipate the adoption of SFAS 156 to have a material impact on its financial statements.

In March 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. The statement seeks to clarify the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. The Company will adopt this new standard at the beginning of its annual reporting period that begins after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial statements.

(2)	Merger Transactions

Effective May 25, 2005, IAAI became a direct, wholly-owned subsidiary of Axle Holdings, which is owned by the LLC (which is controlled by Kelso). As part of the merger transactions, IAAI entered into new senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan, which were guaranteed by all of IAAI’s then existing domestic subsidiaries. As part of the merger transactions, IAAI also issued $150.0 million of 11% Senior Notes due 2013. IAAI received approximately $143.6 million of cash equity contributions from Kelso, Parthenon, the other investors and certain members of management in connection with the merger transactions.

IAAI used the net proceeds of these financings and equity contributions to: (i) fund the cash consideration payable to the Company’s shareholders and option holders under the merger agreement; (ii) repay outstanding principal and accrued interest under the Company’s prior credit facility; and (iii) pay related transaction fees and expenses.

The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”). The Company has made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of estimates and certain assumptions the Company believes are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts. The estimates are based upon valuations and information currently available and are derived from management’s estimates and judgment. The Company believes that the valuations and estimates are a reasonable basis for the allocation of the purchase price. During the quarter ended June 25, 2006, the Company refined its estimates and, as a result, it recorded an increase in current liabilities and fixed assets of $0.3 million, a decrease in deferred tax liability of $2.0 million, a decrease in deferred tax asset of $0.1 million, and a corresponding decrease in goodwill of $1.8 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Current assets	$110,208
Property, plant, & equipment.	75,957
Deferred income tax asset.	15,023
Goodwill	188,990
Income tax receivable	4,485
Intangibles.	131,500
Debt issuance cost	9,357
Other	760

Total assets	$536,280

Current liabilities	$60,312
Capital lease obligation	1,142
Senior notes	150,000
Credit facilities	115,000
Deferred income tax liability	44,540
Unfavorable leases	3,800
Other	12,233

Total liabilities	$387,027

Net assets acquired	$149,253

These valuations resulted in recognition of $131.5 million of intangibles, which are comprised of $102.5 million in supplier relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software.
Significant Items Affecting Comparability
The merger transactions resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of its financial statements. In addition, interest expense, debt and debt issuance costs will not be comparable between the predecessor and the successor. The Company has made certain adjustments to increase or decrease the carrying amount of assets and liabilities as a result of estimates and certain assumptions the Company believes are reasonable, which, in a number of instances, has resulted in changes to amortization and depreciation expense amounts.
The following table reflects the unaudited pro forma results as if the acquisition occurred on December 25, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Revenue	$78,304	$71,862	$155,957	$142,806
Earnings (loss) before taxes	(165)	(15,246)	(983)	(13,848)
Earnings (loss)	(71)	(13,571)	(575)	(12,812)
The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis and related remaining lives, and the addition of the annual financial advisory service fee for services provided by Kelso.

(3)	Accounts Receivable

Accounts receivable consisted of the following as of June 25, 2006 and December 25, 2005 (dollars in thousands):

	Successor	Successor
	June 25,	December 25,
	2006	2005
	(unaudited)
Unbilled receivables	$33,945	$35,534
Trade accounts receivable	12,142	11,458
Other receivables	1,321	412

	47,408	47,404
Less allowance for doubtful accounts	(401)	(484)

	$47,007	$46,920

Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.
(4)	Property and Equipment

Property and equipment consisted of the following at June 25, 2006 and December 25, 2005 (dollars in thousands):

	Successor	Successor
	June 25,	December 25,
	2006	2005
	(unaudited)
Land	$5,051	$5,051
Buildings and improvements	9,245	6,534
Equipment	23,589	27,295
Leasehold improvements	53,603	44,525

	91,488	83,405
Less accumulated depreciation and amortization	(13,258)	(6,174)

	$78,230	$77,231

Leasehold improvements include landlord financed projects of $6.1 million.
(5)	Goodwill and Other Intangibles

The Company performed its annual impairment test during the second quarter of this year. This year’s annual impairment test did not indicate any impairment.

Goodwill activity for the three months and six months ended June 25, 2006 is as follows (dollars in thousands):

Amount
Balance at December 25, 2005	$191,266
Acquisition of NW Penn Auction Sales	2,295
Adjustments to Kelso Merger Transaction	(264)

Balance at March 26, 2006	193,297
Acquisition of Indiana Auto Salvage Pool	14,670
Acquisition of NW Penn Auction Sales	18
Adjustments to Kelso merger transaction	(1,863)
Earn-out and valuation adjustment for prior year acquisition	506

Balance at June 25, 2006	$206,628

As of June 25, 2006, the Company had $189.0 million of goodwill recorded as a result of the merger transactions.
Goodwill and other intangibles are recorded at cost less accumulated amortization and consisted of the following at June 25, 2006 and December 25, 2005:

	Cost
		June 25,	December 25,
	Assigned Life	2006	2005
	(dollars in millions)
Successor
Goodwill	Indefinite	$206.6	$191.3
Supplier relationships	20 years	102.5	102.5
Trade names	15 years	14.9	14.9
Software	6 years	13.5	13.5
Covenants not to compete	12 to 60 months	1.3	0.7

		$338.8	$322.9

	Accumulated Amortization
		June 25,	December 25,
	Assigned Life	2006	2005
	(dollars in millions)
Successor
Supplier relationships	20 years	$(5.6)	$(3.1)
Trade names	15 years	(1.1)	(0.6)
Software	6 years	(2.4)	(1.3)
Covenants not to compete	12 to 60 months	(0.6)	(0.2)

		$(9.7)	$(5.2)

Based upon existing intangibles, the projected annual amortization expense is $8.9 million for 2006 and $8.5 million for each of the years 2007 through 2010.

(6)	Long-term Debt

Long-term debt consisted of the following at the June 25, 2006 and December 25, 2005.

	Successor	Successor
	June 25,	December 25,
	2006	2005
	(dollars in thousands)
11% senior notes	$150,000	$150,000
Senior secured credit facilities	113,753	114,326

	263,753	264,326
Less current installments	1,143	1,143

	$262,610	$263,183

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
Credit Facilities
IAAI’s senior secured credit facilities comprised of a $50.0 million revolving credit facility and a $115.0 million term loan. The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2005, with the balance payable at maturity. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2005, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0.
Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. The Company was in compliance with these credit agreement covenants as of June 25, 2006.

The revolver was made for working capital and general corporate purposes. There were $7.0 million in borrowings under the revolver as of June 25, 2006. The Company had outstanding letters of credit in the aggregate amount of $2.2 million as of June 25, 2006. As described in Note 12, the Company amended its credit agreement on June 29, 2006.
(7)	Income Taxes

Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by us.

The income tax receivable as of June 25, 2006 is due to the recording of a federal income tax benefit expected to be utilized in 2006.

The income tax benefit of $0.4 million for the June 25, 2006 year to date period was based on our expected effective tax rate for the 2006 fiscal year.

We evaluate the realizability of our deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at June 25, 2006. We have established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.

(8)	Employee Benefit Plans

Stock Based Compensation
Axle Holdings Plan
In May, 2005, Axle Holdings adopted the Axle Holdings, Inc. Stock Incentive Plan (the “Axle Holdings Plan”), which is intended to provide equity incentive benefits to certain Company management employees. As such, it is appropriate to account for the Axle Holdings Plan as a direct plan of the Company.
Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and (2) exit options, which vest upon a change in equity control of the LLC. During the second quarter of 2006, Axle Holdings granted 7,329 service options and 14,671 exit options. There were 999 service options cancelled and 2001 exit options cancelled during the second quarter of 2006. As of June 25, 2006, there were 557,256 options authorized and 547,704 granted. The contractual term of the options is 10 years.
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

Activity under the Axle Holdings Plan for the three months and six months ended June 25, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	life	Value
	Options	Price	(in months)	(in thousands)
Outstanding at December 25, 2005	526,704	$19.33	96.4	$4,969
Options granted	8,000	25.62
Options cancelled	(6,000)	25.62
Options exercised	0	0

Outstanding at March 26, 2006	528,704	$19.36	96.1	$7,776
Options granted	22,000	34.07
Options cancelled	(3,000)	25.62
Options exercised	0	0

Outstanding at June 25, 2006	547,704	$19.92	94.1	$6,630

Exercisable at June 25, 2006	275,904	$13.63	76.2	$5,051

There were no options exercised or expired as of June 25, 2006. There were no options that vested during the three months and six months ended June 25, 2006. The weighted average grant date fair value per share of the options granted during the three months and six months ended June 25, 2006 was $16.58 and $15.81, respectively. In connection with the options under the plan, $0.2 million of expense ($0.1 million after tax) was recorded for the three months ended June 25, 2006 and $0.3 million ($0.2 million after tax) for the six months ended June 25, 2006. There was no material impact to the Company’s operating or financing cash flows for the three or six months ended June 25, 2006. As of June 25, 2006, the total compensation expense related to unvested options not recognized was $0.5 million and the weighted average period in which it will be recognized was approximately 2.36 years.
The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the three months and six months ended June 25, 2006:

	Three Months	Six Months
	Ended	Ended
	June 25, 2006	June 25, 2006
Expected life (in years)	6.0	6.0
Risk-free interest rate	5.0%	4.7-5.0%
Expected volatility	43%	43%
Expected dividend yield	0%	0%
For the three and six months ended June 25, 2006, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payments.” The volatility is based on the historic volatility of companies within related industries that are traded publicly, as IAAI is privately held with limited historic capital activity. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on expectations and the lack of dividend payments historically.
Under the exit options, in addition to the change in equity control requirement, the number of options is determined by a calculation based on return to Kelso that is performed at the time of the change in control. As the ultimate excercisability is contingent upon an event (specifically, a change of control), the compensation expense will not be recognized until such an event is consummated.

There were 275,904 options exercisable as of June 25, 2006. The weighted average exercise price per vested option is $13.63 and, the weighted average remaining life of the vested options is approximately 6.4 years.
LLC Profit Interests
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
Prior to the adoption of SFAS 123R, both the operating units and the value units were considered liability awards that are remeasured at each reporting period based on the intrinsic value method in accordance with the requirements of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” In connection with the adoption of SFAS 123R, the Company elected to continue using the intrinsic value method. The intrinsic value per share as of June 25, 2006 was $6.71. The related liability and compensation expense of the LLC, which is for the benefit of Company employees, results in a capital contribution from the LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the graded vesting attribution method. However, no compensation expense will be recognized on the value units until a change in equity control is consummated as excercisability and the number of units to be received is contingent upon a change in control.
In connection with the operating units, no expense was recorded during the three months ended June 25, 2006 and $0.9 million of expense ($0.5 million after tax) was recorded during the six months ended June 25, 2006. There was no material impact to the Company’s operating or financing cash flows for the three or six months ended June 25, 2006. As of June 25, 2006, there were 63,717 profit interests vested and $0.4 million of remaining compensation to be recognized over approximately 2.2 years.
(9)	Commitments and Contingencies

Leases

IAAI leases certain facilities and equipment under operating and capital leases. As of June 25, 2006, IAAI had not entered into any capital leases in the current year.

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We have recorded an estimated loss of $0.3 million for the three months ended June 25, 2006 and a loss of $3.2 million for the six months ended June 25, 2006, which is comprised of an estimated $2.9 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.5 million related to clean-up of the facility, and an offset of $1.0 million in anticipated proceeds from our insurance carrier. The Company has resumed auctions at the facility. The $2.9 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of June 25, 2006, the Company had sold approximately 75% of the vehicles impacted by the flood, resulting in actual losses of $2.2 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

(10)	Related Party Transactions

Under the terms of a financial advisory agreement, IAAI pays Kelso an annual financial advisory fee of $0.5 million, payable quarterly in advance, for services to be provided by Kelso to IAAI, and reimburses Kelso’s expenses incurred in connection with these services. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger transactions (including the financing of the merger), Kelso’s investment in and control of IAAI, and the services rendered to IAAI under the financial advisory agreement. The financial advisory agreement also provides for the payment of certain fees and the reimbursement of related expenses by IAAI to Kelso in connection with future investment banking services.

(11)	Acquisitions and Divestitures

In the second quarter of 2006, the Company acquired Indiana Auto Storage Pool Co., Inc. located in Indianapolis, Indiana and in a separate, but related transaction, the Company acquired Indiana Auto Storage Pool Co., Inc. located in South Bend, Indiana. The acquisitions leverage our existing regional coverage in this area. The acquisitions are accounted for as purchase business combinations and the results of operations of these acquisitions are included in our condensed consolidated financial statements from the date of acquisition.

The following table reflects the unaudited pro forma results as if the acquisition occurred on December 25, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Revenue	$78,864	$73,596	$158,501	$146,555
Earnings (loss) before taxes	(202)	(9,056)	(452)	(238)
Earnings (loss)	(93)	(9,678)	(264)	(4,255)
The proforma results reflect the incremental revenue and earnings from operations of Indiana Auto Storage Pool Co., located in Indianapolis, Indiana.
The Company has made preliminary estimates to its allocation of the purchase price and may make further adjustments to the preliminary allocation in subsequent periods. The aggregate purchase price of these acquisitions is $16.4 million, which is comprised of $1.0 million in accounts receivable, $0.3 million in inventory, $0.4 million in non-compete agreements and $14.7 million in goodwill.
In the first quarter of 2006, the Company acquired NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The acquisition leverages the Company’s existing regional coverage in this area. The acquisition is accounted for as a purchase business combination and the results of operations of the acquired business are included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price of this acquisition was $2.7 million of which 86% is related to goodwill.

(12)	Subsequent Events

In the third quarter of 2006, the Company acquired several salvage pools throughout the United States. Each acquisition expands and complements IAAI’s existing market coverage. The acquisitions are accounted for as purchase business combinations and the results of operations of the acquired businesses will be included in the Company’s future consolidated financial statements from the respective dates of acquisition.

On August 1, 2006, the Company acquired Salvage Management of Syracuse located in Cicero, New York. On July 6, 2006, the Company acquired Lenders & Insurers with three facilities located in Des Moines, Cedar Falls, and Sioux City, Iowa. On June 29, 2006, the Company acquired Gardner’s Insurance Auto Auction located in Missoula, Montana, and the Company entered into a Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Auto Disposal Systems, Inc., or ADS, an Ohio Corporation, headquartered in Dayton, Ohio. The ADS acquisition includes seven locations in Cincinnati, Cleveland, Columbus, Dayton, and Lima, Ohio and Ashland, Kentucky and Buckhannon, West Virginia. The aggregate purchase price of all of these acquisitions is approximately $70.0 million, including land, machinery and equipment, non-compete agreements, inventory and accounts receivable.

On June 29, 2006, in order to fund the above acquisition activity, the Company amended and restated its senior secured credit facilities. The amended and restated senior secured credit facility is comprised of a $50.0 million revolving credit facility, a $195.0 million term loan and a $35.0 million delayed draw term loan commitment. As of August 9, 2006, the Company had not drawn on the $50.0 million revolving credit facility. The delayed draw term loan has been reduced from $35.0 million to $10.0 million. The Company has not drawn on this delayed draw term loan. The delayed draw term loan commitment expires six months from June 29, 2006. The term loan is payable in quarterly installments equal to 0.25% of the aggregate principle amount, beginning December 31, 2006, with the balance payable at maturity. Terms and conditions such as security, mandatory prepayments, and interest rates remain the same. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. These covenant levels have been modified as part of the credit facility amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Report”). This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in this Part I, Item 2 and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations as reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. Many such factors are outside our control. Consequently, these forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward looking-statements attributable to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons including those discussed in the “Risk Factors” section of our Form 10-K for the year ended December 25, 2005, as amended.
     Refer to IAAI’s Form 10-K, as amended, for management’s discussion and analysis of the financial condition and results of operations of IAAI for the year ended December 25, 2005. The following is management’s discussion and analysis of the financial condition and results of operations of IAAI for the quarter ended June 25, 2006.
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
Significant Items Affecting Comparability
     The merger transactions described in Note 2 to the accompanying financial statements resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger transactions resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the financial statements. In addition, interest expense and debt will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities to their fair values as of the merger date based on the final appraisal and resulting purchase price allocation, which, in a number of instances, have resulted in changes to amortization and depreciation expense amounts.

Acquisitions and New Operations
     As of August 1, 2006, we have a total of 95 sites. In the second quarter 2006, we acquired branches in Indianapolis and South Bend, Indiana.
Results of Operations
     The following table sets forth our results of operations for (1) the quarter ended June 25, 2006 and the quarter ended June 26, 2005, and (2) the six months ended June 25, 2006 and the six months ended June 26, 2005. The results for the three months and six months ended June 26, 2005 set forth the combined successor and predecessor revenues, cost of sales, operating expense, other (income) expense and income taxes for the three and six months ended June 26, 2005.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
	(dollars in thousands)
Revenues:
Fee income	$66,366	$61,344	$133,145	$122,445
Vehicle sales	11,938	10,518	22,812	20,361

	78,304	71,862	155,957	142,806

Cost of sales:
Branch cost	49,975	44,358	98,219	87,035
Vehicle cost	10,178	8,827	19,351	17,292

	60,153	53,185	117,570	104,327

Gross profit	18,151	18,677	38,387	38,479

Operating expense:
Selling, general and administrative	11,377	9,173	23,236	19,222
Loss (gain) on sale of property and equipment	11	(847)	17	(879)
Loss related to flood	310	—	3,170	—
Merger costs	—	19,529	—	20,762

	11,698	27,855	26,423	39,105

Earnings (loss) from operations	6,453	(9,178)	11,964	(626)

Other (income) expense:
Interest expense	6,741	2,790	13,193	3,209
Other income	(123)	(2,452)	(246)	(2,483)

Earnings (loss) before taxes	(165)	(9,516)	(983)	(1,352)
Income taxes	(94)	445	(408)	3,588

Net earnings (loss)	$(71)	$(9,961)	$(575)	$(4,940)

Results of Operations
Three Months Ended June 25, 2006 Compared to the Three Months Ended June 26, 2005
     Revenues were $78.3 million for the three months ended June 25, 2006, up from $71.9 million for the same three month period in 2005. Fee income in the second quarter increased 8.2% to $66.4 million, versus $61.3 million in the second quarter of last year due to more favorable pricing. In addition, volumes were up 1% due to Hurricane Katrina flood sales that offset lower same store volumes and loss of vehicles from the flood at our Grand Prairie, Texas facility.
     Cost of sales increased $7.0 million to $60.2 million for the three months ended June 25, 2006, versus $53.2 million for the same period last year. Vehicle cost of $10.2 million is up $1.4 million from the $8.8 million incurred in the second quarter of 2005. Branch cost of $50.0 million increased $5.6 million from $44.4 million for the same period last year. Branch cost includes tow, office and yard labor, occupancy, depreciation, and other costs inherent in operating a branch. The increase in costs in the second quarter of 2006 compared to the same period last year is primarily attributable to increased towing, occupancy and yard expenses and as a result of costs associated with vehicles assigned to us in the aftermath of Hurricane Katerina.
     Gross profit decreased 2.8% to $18.2 million for the three months ended June 25, 2006, from $18.7 million for the comparable period in 2005, primarily resulting from increases in branch and vehicle costs.
     Selling, general and administrative expense, including depreciation and amortization, of $11.4 million increased $2.2 million, or 24.0%, from the $9.2 million of expense incurred during the second quarter of last year. The increase is primarily related to the amortization of the intangibles arising from the merger and stock-based compensation.
     The loss of $0.3 million related to the flood at our Grand Prairie, Texas facility consists of $0.1 million estimated loss on vehicles impacted by the flood and $0.2 million related to clean-up of the facility.
     Interest expense increased to $6.7 million for the three months ended June 25, 2006, from $2.8 million for the comparable period in 2005. The increase was primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity.
     The Company’s effective income tax rate is 57.0% and (4.7)% in 2006 and 2005, respectively. The effective rate for 2005 was primarily attributable to expenses incurred in connection with the merger that were not deductible for tax purposes.
Six Months Ended June 25, 2006 Compared to the Six Months Ended June 26, 2005
     Revenues were $156.0 million for the six months ended June 25, 2006, up from $142.8 million for the same six month period in 2005. Fee income in the second quarter increased 8.7% to $133.1 million, versus $122.4 million in the second quarter of last year due to more favorable pricing. In addition, volumes were up 1% due to Hurricane Katrina flood sales that offset lower same store volumes and loss of vehicles from the flood at our Grand Prairie, Texas facility.
     Cost of sales increased $13.3 million to $117.6 million for the six months ended June 25, 2006, versus $104.3 million for the same period last year. Vehicle cost of $19.4 million is up $2.1 million from the $17.3 million incurred in the second quarter of 2005. Branch cost of $98.2 million increased $11.2 million from $87.0 million for the same period last year. Branch cost includes tow, office and yard labor, occupancy, depreciation, and other costs inherent in operating a branch. The increase in costs in 2006 compared to the same period last year is primarily attributable to increased towing, occupancy and yard expenses and as a result of costs associated with vehicles assigned to us in the aftermath of Hurricane Katerina.
     Gross profit decreased 0.2% to $38.4 million for the six months ended June 25, 2006, from $38.5 million for the comparable period in 2005, primarily resulting from increases in branch and vehicle costs.
     Selling, general and administrative expense, including depreciation and amortization, of $23.2 million increased $4.0 million, or 20.9%, from the $19.2 million of expense incurred during the second quarter of last year. The increase is primarily related to the amortization of the intangibles arising from the merger transactions and stock-based compensation.
     The loss of $3.2 million related to the flood at our Grand Prairie, Texas facility consists of $2.9 million estimated loss on vehicles impacted by the flood, $0.8 million reserved for fixed asset impairment, $0.5 million related to clean-up of the facility and an offset of $1.0 million in anticipated proceeds from our insurance carrier.
     Interest expense increased to $13.2 million for the six months ended June 25, 2006, from $3.2 million for the comparable period in 2005. The increase was primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013 and a new $115.0 million term loan with a seven year maturity.
     The Company’s effective income tax rate is 41.5% and (265.4)% in 2006 and 2005, respectively. The effective rate for 2005 was primarily attributable to expenses incurred in connection with the merger that were not deductible for tax purposes.

Financial Condition and Liquidity
     Historically, IAAI has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures.
     Net cash provided by operating activities during the six months ended June 25, 2006 was $19.7 million, a $20.3 million increase from the same period last year, primarily as a result of merger costs which were partially offset by the settlement of the Emery Air Freight dispute during the six months ended June 26, 2005. We received an aggregate $2.0 million refund of federal income taxes, relating to 2003 and 2004, during the first six months of 2006. The refunds resulted from carry-back of net operating losses relating to the pre-merger period.
     Net cash used in investing activities during the six months ended June 25, 2006 was $26.3 million, consisting primarily of funds used for the purchase of the Erie, Pennsylvania, Indianapolis and South Bend, Indiana and capital expenditures of $8.1 million. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to our new information technology system.
     Net cash provided by financing activities during the six months ended June 25, 2006 was $6.2 million, compared to $373.2 million provided by financing activities during the six months ended June 26, 2005. This decrease resulted primarily from the issuance of: (i) 11% Senior Notes due 2013, (ii) proceeds from the sale of the interests in the LLC that were contributed to IAAI, and (iii) borrowings under the new credit facilities that were all completed in 2005.
     At June 25, 2006, we had current assets of $110.0 million, including $25.6 million in cash and cash equivalents, current liabilities of $72.1 million and working capital of $37.9 million, which represents a $14.1 million decrease from December 25, 2005.
     Our accounts receivable increased $0.1 million to $47.0 million as of June 25, 2006, from $46.9 million as of December 25, 2005. Accounts receivable consists of balances due from our salvage providers and buyers. Accounts receivable also includes advance charges paid by us on behalf of salvage providers. These charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving the vehicle to one of our facilities. Inventory increased $1.5 million to $21.1 million as of June 25, 2006, from $19.6 million as of December 25, 2005. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received. Inventory increased due to increased inventory costs on a per unit basis and number of vehicles in inventory under the purchase agreement method.
     Our senior credit facilities are comprised of a $50.0 million revolving credit facility maturing in 2011 and a $115.0 million term loan facility maturing in 2012. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger transactions. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.50% to 2.75% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.50% to 1.75% on base rate term loans. The amount of the margin is based on our leverage ratio. As of June 25, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.9%. During the period December 26, 2005 to June 25, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.4%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of June 25, 2006, $40.8 million was available for borrowing under the senior credit facilities and we were in compliance with our covenants under the senior credit facilities.
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
     We are currently in compliance with our covenants under the senior credit facilities. As described in Note 12 of the accompanying financial statements, the Company amended its senior credit facility on June 29, 2006.

     The covenants contained within the senior credit facilities are important to an investor’s understanding of our financial liquidity, as a violation could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as net earnings (loss) plus income tax provision (benefit), interest (net), depreciation, and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is not a defined term under generally accepted accounting principles in the United States, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing our consolidated EBITDA for the periods indicated (in thousands):

					Twelve
					Months
	Three Months Ended				Ended
	September 25,	December 25,	March 26,	June 25,	June 25,
	2005	2005	2006	2006	2006
Net earnings/(loss)	$507	$(1,441)	$(504)	$(71)	$(1,509)
Income taxes	(206)	185	(314)	(94)	(429)
Interest expense (net)	6,210	5,865	6,329	6,619	25,022
Depreciation and amortization	4,481	5,515	4,933	5,640	20,570

EBITDA	10,992	10,124	10,444	12,094	43,654
Non-cash charges(1)	—	—	887	140	1,027
Non-recurring expense/(income)(2)	351	(171)	2,866	815	3,861
Allowance per credit agreement (3)	1,000	—	—	—	1,000
Advisory service fees	125	125	125	125	500

Consolidated EBITDA	$12,468	$10,078	$14,322	$13,174	$50,042

(1)	For the quarter ended June 25, 2006, the non-cash charges included $0.1 million of stock-based compensation expense.

(2)	For the quarter ended June 25, 2006, non-recurring expense consisted of $0.5 million in acquisition related costs and a $0.3 million loss related to the Dallas flood.

(3)	Per the credit agreement, EBITDA was to be increased by $1.0 million for the three-month period ended September 25, 2005, for covenant purposes only.
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
     As of June 25, 2006, there was $7.0 million in borrowings under the revolving credit facilities. The Company has outstanding letters of credit in the aggregate amount of $2.2 million, and $115.0 million outstanding under the term loan facility. At June 25, 2006, the interest rate on borrowings under the term loan was 7.9%.
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
     We have capital leases of approximately $0.5 million of which approximately $0.3 million is classified as short term. Other long-term liabilities included our post-retirement benefits liability that relates to a prior acquisition.
     We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facility, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate fluctuations on our floating rate credit facility, under which we have outstanding a $115.0 million term loan at June 25, 2006. We also have $150.0 million of senior notes at a fixed rate of 11%. Please see Note 6 and Note 12 to the accompanying financial statements for a description of these instruments.

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

Part II
Other Information
Item 1. Legal Proceedings.
There are no events to report under this item for the quarter ended June 25, 2006.
Item 1A. Risk Factors.
There are no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, as amended.
Item 6. Exhibits and Report on Form 8-K.

(a)	Exhibits.

See Index of Exhibits

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated May 11, 2006, which contained a press release announcing financial results for the quarter ended March 26, 2006.

We filed a current report on Form 8-K, dated June 7, 2006, which contained a press release announcing our intent to meet with financial institutions to discuss the possibility of increasing the amount of our outstanding bank facilities to fund future acquisitions.

We filed a current report on Form 8-K, dated June 7, 2006, which contained a press release announcing our expectations to report lower volumes in consolidated EBITDA for the second quarter of 2006.

We filed a current report on Form 8-K, dated June 30, 2006, which contained a press release announcing the acquisition of Auto Disposal Systems Inc. and an amendment and restatement of our existing senior credit facilities.

We filed a current report on Form 8-K, dated July 3, 2006, which announced details of the acquisition of Auto Disposal Systems Inc. and an amendment and restatement of its existing senior credit facilities.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.
Date: August 9, 2006	By:	/s/ Scott P. Pettit
		Name:	Scott P. Pettit
		Title:	Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.