Form 10-Q
period 2006-09-24
INSURANCE AUTO AUCTIONS, INC
filed 2007-01-08
CIK 880026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of November 8, 2006:   100 shares

INSURANCE AUTO AUCTIONS, INC.
Form 10-Q

Part I
Financial Information
INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

	SUCCESSOR	SUCCESSOR
	September 24,	December 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,866	$25,882
Accounts receivable, net	51,967	46,920
Inventories	19,199	19,611
Income taxes receivable	2,878	2,732
Deferred income taxes	8,853	8,511
Other current assets	7,601	5,323

Total current assets	125,364	108,979

Property and equipment, net	77,847	77,231
Intangible assets, net	141,690	126,378
Goodwill	248,720	191,266
Other assets	8,518	11,006

	$602,139	$514,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,910	$38,022
Accrued liabilities	20,074	17,445
Obligations under capital leases	254	367
Current installments of long-term debt	1,950	1,143

Total current liabilities	69,188	56,977

Deferred income taxes	36,294	37,582
Other liabilities	12,703	12,765
Obligations under capital leases	158	329
Senior notes	150,000	150,000
Long-term debt, excluding current installments	193,050	113,183

Total liabilities	461,393	370,836

Shareholders’ equity:
Common stock, par value of $.01 per share 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	151,045	149,458
Accumulated other comprehensive loss	(29)	—
Accumulated deficit	(10,270)	(5,434)

Total shareholders’ equity	140,746	144,024

	$602,139	$514,860

See accompanying notes to condensed consolidated financial statements.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
				May 25 –	December 27,
	September 24,	September 25,	September 24,	September 25,	2004 - May 24,
	2006	2005	2006	2005	2005
Revenues:
Fee income	$69,535	$58,087	$202,680	$77,329	$103,203
Vehicle sales	13,963	10,056	36,775	13,175	17,242

	83,498	68,143	239,455	90,504	120,445

Cost of sales:
Branch cost	52,847	42,456	151,066	56,937	72,554
Vehicle cost	12,621	8,643	31,972	11,295	14,640

	65,468	51,099	183,038	68,232	87,194

Gross margin	18,030	17,044	56,417	22,272	33,251

Operating expense:
Selling, general and administrative	13,444	10,182	36,681	13,582	15,822
Loss (gain) on sale of property and equipment	(35)	351	(18)	368	(896)
Loss related to flood	281	—	3,451	—	—
Merger costs	—	—	—	5,021	15,741

	13,690	10,533	40,114	18,971	30,667

Income from operations	4,340	6,511	16,303	3,301	2,584

Other (income) expense:
Interest expense	8,231	6,350	21,424	8,992	567
Loss on early extinguishment of debt	1,771	—	1,771	—	—
Other income	(102)	(140)	(348)	(181)	(2,442)

Income (loss) before taxes	(5,560)	301	(6,544)	(5,510)	4,459

Income taxes	(1,300)	(206)	(1,708)	(1,517)	4,899

Net income (loss)	$(4,260)	$507	$(4,836)	$(3,993)	$(440)

See accompanying notes to condensed consolidated financial statements.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine Months Ended	May 25, 2005 —	December 27, 2004 —
	September 24, 2006	September 25, 2005	May 24, 2005
Cash flows from operating activities:
Net loss	$(4,836)	$(3,993)	$(440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on change in fair market value of interest rate cap	(29)	—	—
Depreciation and amortization	17,147	6,340	5,464
(Gain) loss on disposal of fixed assets, including disposal of assets as a result of the Texas flood	733	368	(896)
Share-based compensation expense	1,437	—	—
Amortization of debt issuance costs	1,017	—	—
Loss on early extinguishment of debt	1,771	—	—
Deferred compensation related to restricted stock	—	—	4,343
Deferred income taxes	(702)	(787)	(1,448)
Tax benefit related to employee stock compensation	—	678	8,394
(Increase) decrease in:
Accounts receivable, net	(612)	14,314	(5,312)
Income tax receivable	—	(1,270)	(2,618)
Inventories	1,296	(726)	(472)
Other current assets	1,971	(2,524)	(520)
Other assets	56	887	(827)
Increase (decrease) in:
Accounts payable	8,759	(15,122)	6,719
Accrued liabilities	1,259	(5,448)	12,279
Income taxes	370	—	(1,067)

Total adjustments	34,473	(3,290)	24,039

Net cash provided by (used in) operating activities	29,637	(7,283)	23,599

Cash flows from investing activities:
Purchase of IAA, Inc.	—	(356,753)	—
Capital expenditures	(12,115)	(5,904)	(8,221)
Payments made in connection with acquisitions, net of cash acquired	(88,955)	(271)	(600)
Proceeds from disposal of property and equipment	1,368	225	1,391

Net cash used in investing activities	(99,702)	(362,703)	(7,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	905
Contributed capital	150	143,600	—
Proceeds from short-term borrowings	—	—	3,000
Payment of financing and other fees	(1,491)	(13,530)	—
Principal payments on long-term debt	(573)	(22,125)	(3,762)
Purchase of treasury stock	—	—	(1)
Repayment of term loan	(32,651)	—	—
Proceeds from amended term loan	113,898	—	—
Principal payments on capital leases	(284)	(303)	(614)
Issuance of senior notes	—	150,000	—
Issuance of term loan	—	115,000	—

Net cash provided by (used in) financing activities	79,049	372,642	(472)

Net increase in cash	8,984	2,656	15,697
Cash at beginning of period	25,882	29,022	13,325

Cash at end of period	$34,866	$31,678	$29,022

Supplemental disclosures of cash flow information:
Cash paid or refunded during the period for:
Interest	16,199	1,987	689

Income taxes paid	574	147	1,654

Income taxes refunded	1,966	5,111	26

Non-cash transactions:
Options exchanged in merger transaction	$—	$5,653	$—

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

Background

IAAI operates in a single business segment—providing insurance companies and other vehicle suppliers cost-effective salvage processing solutions, including selling total loss and recovered theft vehicles. Fiscal year 2005 consisted of 52 weeks and ended on December 25, 2005. Fiscal year 2006 consists of 53 weeks and will end on December 31, 2006. The additional week occurs in the fourth quarter.

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

Disclosures About Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term debt, and a interest rate cap arrangement. The fair values of these instruments approximate their carrying values other than long-term debt. As of September 24, 2006, the fair value of the Company’s 11% Senior Notes due 2013 was $149.2 million, and the fair value of the Company’s term loan under its senior credit facilities was $195.5 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates and assumptions.

Stock Based Compensation

The matter discussed in this Note should be read in conjunction with the information contained in Note 9. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounted for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the prospective method under SFAS 123R because the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS123 in prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in its Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.

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

Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options. Accordingly, compensation expense was recognized when the fair value of the grant exceeded the exercise price. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the recording of compensation expense at the grant date for employee stock options. The effect of adopting SFAS 123R was to record compensation expense related to 2006 grants of less than $0.1 million for the three months ended September 24, 2006 and $0.3 million ($0.2 million after tax) for the nine months ended September 24, 2006.

There was no material impact to the Company’s operating or financing cash flow or net loss in the period of adoption. When applying the prospective method, the Company is not permitted to provide pro forma disclosures as was previously required under SFAS 123. As a result of the merger transactions described in Note 2 below, the Company’s capital structure and its stock compensation plans changed significantly. Consequently, the stock-based compensation information for the nine months ended September 24, 2006 is not comparable to the nine months ended September 25, 2005. As such, comparative data is not presented in the Notes related to stock-based compensation.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and the change in fair value of the Company’s interest cap for the three months and nine months ended September 24, 2006 and September 25, 2005 as follows (dollars in thousands):

	THREE MONTHS ENDED		NINE MONTHS
	SUCCESSOR	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
				May 25 –	December 27,
	September 24,	September 25,	September 24,	September 25,	2004 – May 24,
	2006	2005	2006	2005	2005
Net income (loss)	$(4,260)	$507	$(4,836)	$(3,993)	$(440)
Other comprehensive income (loss)
Change in fair value of interest rate cap	(46)	—	(46)	—	—
Income tax benefit	17	—	17	—	—

Comprehensive income (loss)	$(4,289)	$507	$(4,865)	$(3,993)	$(440)

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 (“SFAS 133”), “Accounting for Derivative Instrument and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 eliminates the exemption of applying SFAS 133 to interests in securities and financial assets so that similar instruments are accounted for similarly regardless of the term of the instruments. The Company will adopt this new accounting standard on January 1, 2007. The Company is currently evaluating the impact of the adoption of SFAS 155 on its financial statements, although it presently does not anticipate the adoption of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. The Company will adopt this new accounting standard on January 1, 2007. The Company is currently evaluating the impact of the adoption of SFAS 156 on its financial statements, although it presently does not anticipate that the adoption of SFAS 156 will have a material impact on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R). The statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to apply SFAS 158 as of the end of 2007. The Company is currently evaluating the impact of the adoption of SFAS 158 on its financial statements.

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

IAAI used the net proceeds of these financings and equity contributions to (i) fund the cash consideration payable to the Company’s shareholders and option holders under the merger agreement; (ii) repay outstanding principal and accrued interest under the Company’s prior credit facility; and (iii) pay related transaction fees and expenses.

The merger was recorded in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” The Company recorded its assets and liabilities at their estimated fair values derived from management’s estimates and judgment based upon valuations and information currently available. The Company believes that the valuations and estimates are a reasonable basis for the allocation of the purchase price. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with the merger transactions (in thousands):

Current assets	$110,180
Property, plant, & equipment	75,957
Deferred income tax asset	14,781
Goodwill	187,984
Income tax receivable	5,064
Intangibles	131,500
Debt issuance cost	9,357
Other	804

Total assets	$535,627

Current liabilities	$59,659
Capital lease obligation	1,142
Senior notes	150,000
Credit facilities	115,000
Deferred income tax liability	44,540
Unfavorable leases	3,800
Other	12,233

Total liabilities	$386,374

Net assets acquired	$149,253

These valuations resulted in recognition of $131.5 million of intangibles, which consists of $102.5 million in customer relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software.

Significant Items Affecting Comparability

The merger transactions resulted in a new basis of accounting under SFAS 141. This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. Accordingly, the predecessor financial data for periods ending on or prior to May 24, 2005, generally will not be comparable to the successor financial data for periods after that date.

(3)	Accounts Receivable

Accounts receivable consisted of the following as of September 24, 2006 and December 25, 2005 (in thousands):

	September 24,	December 25,
	2006	2005
Unbilled receivables	$36,437	$35,534
Trade accounts receivable	14,937	11,458
Other receivables	1,018	412

	52,392	47,404
Less allowance for doubtful accounts	(425)	(484)

	$51,967	$46,920

Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and other amounts to be collected from both salvage providers and buyers.

(4)	Property and Equipment

Property and equipment consisted of the following at September 24, 2006 and December 25, 2005 (in thousands):

	September 24,	December 25,
	2006	2005
Land	$5,051	$5,051
Buildings and improvements	8,338	6,534
Equipment	26,934	27,295
Leasehold improvements	54,258	44,525

	94,581	83,405

Less accumulated depreciation and amortization	(16,734)	(6,174)

	$77,847	$77,231

Interest on borrowed funds is capitalized in connection with the construction of certain long-term assets. Capitalized interest for the nine months ended September 24, 2006 was $0.2 million, and $0.1 million for the three months ended September 25, 2005, $0.2 million from May 25, 2005 through September 25, 2005, and $0.2 million from December 27, 2004 through May 24, 2005.

(5)	Goodwill and Other Intangibles

The Company tests goodwill for impairment annually during the second quarter and continually reviews whether a triggering event has occurred to determine whether the carrying value exceeds the fair value. The fair value is based generally on discounted projected cash flows, but the Company also considers factors such as comparable industry price multiples. The Company employs cash flow projections that it believes to be reasonable under current and forecasted circumstances.

Goodwill activity for the three months and nine months ended September 24, 2006 includes current year acquisitions described in Note 12, adjustments related to the purchase price allocation of certain prior period acquisitions due to the finalization of such allocations and earn-out payment made for prior period acquisitions.

Goodwill activity for the three months and nine months ended September 24, 2006 was as follows (in thousands):

Amount
Balance at December 25, 2005	$191,266
Acquisition	2,295
Adjustments to valuation of prior period acquisitions	(264)

Balance at March 26, 2006	$193,297
Acquisitions	14,688
Earn-out and valuation adjustment for prior period acquisitions	(1,357)

Balance at June 25, 2006	$206,628
Acquisition of Auto Disposal Systems, Inc.	44,418
Other acquisitions	3,021
Adjustments to valuation of prior period acquisitions	(5,347)

Balance at September 24, 2006	$248,720

Goodwill and other intangibles consisted of the following at September 24, 2006 and December 25, 2005:

	Cost
		September 24,	December 25,
	Assigned Life	2006	2005
	(in millions)
Successor
Goodwill	Indefinite	$248.7	$191.3
Customer relationships	15-20 years	123.5	102.5
Trade names	15 years	14.9	14.9
Software	6 years	13.5	13.5
Covenants not to compete	12 to 60 months	2.1	0.7

		$402.7	$322.9

	Accumulated Amortization
		September 24,	December 25,
	Assigned Life	2006	2005
	(in millions)
Successor
Customer relationships	15-20 years	$(7.2)	$(3.1)
Trade names	15 years	(1.3)	(0.6)
Software	6 years	(3.0)	(1.3)
Covenants not to compete	12 to 60 months	(0.8)	(0.2)

		$(12.3)	$(5.2)

The Company also continually reviews whether events and circumstances subsequent to the acquisition of any long-lived assets, such as property and equipment or intangible assets subject to amortization, have occurred that indicate that the remaining useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, the Company uses projections to assess whether future cash flows on a non-discounted basis related to the tested assets are likely to exceed the carrying value of those assets to determine if a write-down is appropriate. If the Company identifies impairment, it will measure and report a loss to the extent that the carrying value of the impaired assets exceeds their fair values as determined by valuation techniques appropriate in the circumstances that could include the use of similar projections on a discounted basis.

In determining the estimated useful lives of definite lived intangibles, the Company considers the nature, competitive position, life cycle position, and historical and expected future cash flows of each asset and the Company’s commitment to support these assets through continued investment and legal infringement protection.

Based upon existing intangibles, the projected annual amortization expense is $8.9 million for 2006, $8.7 million for 2007 and $8.6 million for each of the years 2008 through 2010.

(6)	Long-term Debt

Long-term debt consisted of the following at September 24, 2006 and December 25, 2005:

	September 24,	December 25,
	2006	2005
	(in thousands)
11% senior notes	$150,000	$150,000
Senior secured credit facilities	195,000	114,326

	345,000	264,326
Less current installments	1,950	1,143

	$343,050	$263,183

Senior Notes

The Company has outstanding $150.0 million of 11% Senior Notes due April 1, 2013. The unsecured notes are non-callable for four years, after which they are callable at a premium declining ratably to par at the end of year six. The notes contain covenants that among other things, limit the issuance of additional indebtedness, the creation of liens, the payment of dividends or other distributions, distributions from certain subsidiaries, the issuance of preferred stock, the sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of assets. All of these limitations and prohibitions, however, are subject to a number of important qualifications set forth in the indenture. In addition, the notes are fully guaranteed by the Company’s subsidiaries. A description of the guarantee and the required financial disclosures are provided in Note 14.

Credit Facilities

On June 29, 2006, the Company amended and restated its senior secured credit facilities. As of September 24, 2006, the amended and restated senior secured credit facilities consists of a $50.0 million revolving credit facility, a $195.0 million term loan and a $10.0 million delayed draw term loan commitment. The Company has not drawn on the $50.0 million revolving credit facility or the delay draw term loan. On November 30, 2006, the Company elected to terminate the delayed draw term loan commitment.

The term loan is payable in quarterly installments equal to 0.25% of the aggregate principal amount, beginning December 31, 2006, with the balance payable on May 19, 2012. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings, and (iii) for any fiscal year ending on or after December 31, 2005, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0.

The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries.

Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The Company may not pay dividends except to pay certain corporate overhead expenses not to exceed $1.0 million in any fiscal year or to pay certain costs incurred by the Company’s parent, Axle Holdings, Inc, as defined in the credit agreement. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than two years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage, and (ii) maximum consolidated leverage. As of November 30, 2006, the Company reduced its delayed draw term loan commitment to zero. The Company had not drawn on this commitment.

The Company was in compliance with these credit agreement covenants as of September 24, 2006.

There were no borrowings under the revolver as of September 24, 2006 or during the quarter then ended. The Company had outstanding letters of credit in the aggregate amount of $2.2 million as of September 24, 2006. The letters of credit reduce the borrowing capacity under the revolver.

During the period December 26, 2005 to September 24, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.5%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of September 24, 2006, $47.8 million was available for borrowing under the senior credit facilities.

As a result of the amendment, the Company recognized a $1.8 million loss on the early extinguishment of debt related to the write-off of previously deferred debt issuance costs, fees paid to repay a portion of the original debt, and other costs.

Financial Instruments and Hedging Activities

The Company is required under its amended senior credit facilities agreement to enter into and maintain an interest rate protection arrangement to provide that at least 50% of the aggregate principal amount under the senior note and senior credit facilities is subject to either a fixed interest rate or interest rate protection for a period of not less than two years. In accordance with this requirement, the Company entered into interest rate cap agreements. The agreements cap the interest rate of $100.0 million of the outstanding principal at 6.0%. At September 24, 2006, the interest rate cap qualifies for hedge accounting and all changes in the fair value of the cap were recorded, net of tax, through other comprehensive loss. At September 24, 2006, the Company recorded less than $0.1 millions (net of tax) as a comprehensive loss to the change in fair market value.

(7)	Shareholders’ equity

The additional paid-in capital increased to $151.0 million as of September 24, 2006 from $149.5 million as of December 25, 2005. The increase is a result of $1.4 million of stock-based compensation and contributed capital of $0.1 million.

(8)	Income Taxes

Income taxes were computed using the effective tax rates estimated to be applicable for the full fiscal years, which are subject to ongoing review and evaluation by us. The Company’s effective income tax provision rate for continuing operations was 23.4% and 26.1% for the three and nine months ended September 24, 2006, respectively, compared to 68.4% and (321.8)% for the same periods past year. The Company’s effective income tax rate varies from the statutory federal income tax rate of 35%, due to the impact of state income tax provisions in certain jurisdictions and certain meals and entertainment, merger costs and early extinguishment that are not fully deductible.

(9)	Employee Benefit Plans

Stock Based Compensation
Axle Holdings Plan
In May, 2005, Axle Holdings adopted the Axle Holdings, Inc. Stock Incentive Plan (the “Axle Holdings Plan”), which is intended to provide equity incentive benefits to certain Company management employees. As such, it is appropriate to account for the Axle Holdings Plan as a direct plan of the Company.
Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and (2) exit options, which vest upon a change in equity control of the LLC. During the third quarter of 2006, Axle Holdings granted 4,333 service options and 8,667 exit options to the Company’s employees. There were 1,500 service options forfeited and 3,000 exit options forfeited during the third quarter of 2006 by the Company’s employees. As of September 24, 2006, there were 557,256 options authorized and 556,204 options granted to the Company’s employees. The contractual term of the options is ten years. On October 25, 2006, the Board of Directors of Axle Holdings amended the Axle Holdings Plan to provide for an additional 60,000 options to be available for grant.
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

Activity under the Axle Holdings Plan for the three months and nine months ended September 24, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(in months)	(in thousands)
Outstanding at December 25, 2005	526,704	$19.33	96.4	$4,969
Options granted	8,000	25.62
Options forfeited	(6,000)	25.62
Options exercised	0	0

Outstanding at March 26, 2006	528,704	$19.36	96.1	$7,776

Options granted	22,000	34.07
Options forfeited	(3,000)	25.62
Options exercised	0	0

Outstanding at June 25, 2006	547,704	$19.92	94.1	$6,630

Options granted	13,000	32.13
Options forfeited	(4,500)	25.17
Options exercised	0	0

Outstanding at September 24, 2006	556,204	$20.16	91.7	$6,602

Exercisable at September 24, 2006	275,904	$13.63	73.2	$5,051

There were no options exercised or expired as of September 24, 2006. There were no options that vested during the three months and nine months ended September 24, 2006. The weighted average grant date fair value per share of the options granted during the three months and nine months ended September 24, 2006 was $15.18 and $15.62, respectively. In connection with the options under the Axle Holdings Plan, less than $0.1 million of expense was recorded for the three months ended September 24, 2006, and $0.3 million ($0.3 million after tax) for the nine months ended September 24, 2006. There was no material impact to the Company’s operating or financing cash flows for the three or nine months ended September 24, 2006. As of September 24, 2006, the total compensation expense related to unvested options not recognized was $0.5 million and the weighted average period in which it will be recognized was approximately 2.2 years.
The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the three months and nine months ended September 24, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 24, 2006	September 24, 2006
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.2%	4.2-5.0%
Expected volatility	43%	43%
Expected dividend yield	0%	0%
For the three and nine months ended September 24, 2006, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payments.” The volatility is based on the historic volatility of companies within related industries that have publicly traded equity securities, as IAAI’s equity is not publicly traded. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on our expectations.

Under the exit options, in addition to the change in equity control requirement, the value of the options will be determined based on the strike price and certain performance hurdles at the time of change in equity control. As the ultimate excercisability is contingent upon an event (specifically, a change of control), the compensation expense will not be recognized until such an event is consummated. As of September 24, 2006, there was no obligation relating to the exit options.
There were 275,904 options exercisable as of September 24, 2006. The weighted average exercise price per vested option is $13.63 and, the weighted average remaining life of the vested options is approximately 6.1 years as of September 24, 2006.
LLC Profit Interests
The LLC’s operating agreement provides for profit interests in the LLC to be held by certain designated employees of the Company. Upon an exit event, as defined by the LLC operating agreement, holders of profit interests may receive a cash distribution from the LLC.
Two types of profit interests were created by the LLC operating agreement: (1) operating units, which vest in twelve equal quarterly installments commencing on the first anniversary of the grant date based upon service, and (2) value units, which vest upon a change in equity control of the LLC. The value of these units ultimately will be determined based on the strike price and certain performance hurdles at the time of change in equity control. There were 191,152 operating units and 382,304 value units authorized and awarded to employees of the Company during the prior year with a strike price equal to $25.62 for the operating units. The contractual term of the profit interests is ten years, after which unexercised units expire.
Prior to the adoption of SFAS 123R, both the operating units and the value units were considered liability awards that were re-measured at each reporting period based on the intrinsic value method in accordance with the requirements of EITF 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” In connection with the adoption of SFAS 123R, the Company elected to continue using the intrinsic value method. The intrinsic value per operating unit as of September 24, 2006 was $7.52. The related liability and compensation expense of the LLC, which is for the benefit of Company employees, results in a capital contribution from the LLC to the Company and compensation expense for the Company. Compensation expense related to the operating units is recognized using the graded vesting attribution method. However, no compensation expense will be recognized on the value units until a change in equity control is consummated as the value of the units to be received is contingent upon a change in control.
In connection with the operating units, no expense was recorded during the three months ended September 24, 2006 and $1.1 million of expense ($1.0 million after tax) was recorded during the nine months ended September 24, 2006. There was no material impact to the Company’s operating or financing cash flows for the three or nine months ended September 24, 2006. As of September 24, 2006, there were 79,646 profit interests vested and $0.3 million of remaining compensation to be recognized over approximately 1.7 years.
(10)	Commitments and Contingencies

Leases

IAAI leases certain facilities and equipment under operating and capital leases. As of September 24, 2006, IAAI had not entered into any new capital leases in the current year. In the ordinary course of business, the Company has entered several operating leases relating to real estate and certain equipment.

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We have recorded an estimated loss of $0.3 million for the three months ended September 24, 2006 and a loss of $3.5 million for the nine months ended September 24, 2006, which is comprised of an estimated $3.1 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.6 million related to clean-up of the facility, and an offset of $1.0 million in proceeds from our insurance carrier, which were received in October 2006. The Company has resumed auctions at the facility.

The $3.1 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of September 24, 2006, the Company had sold approximately 86% of the vehicles impacted by the flood, resulting in actual losses of $2.7 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

Other

The Company is subject to certain miscellaneous legal claims, which have arisen during the ordinary course of the Company’s business. None of these claims are expected to have a material adverse effect on the Company’s financial condition or operating results.

(11)	Related-Party Transactions

Under the terms of a financial advisory agreement, IAAI pays Kelso an annual financial advisory fee of $0.5 million, payable quarterly in advance, for services to be provided by Kelso to IAAI, and reimburses Kelso’s expenses incurred in connection with these services. The financial advisory agreement provides that IAAI indemnify Kelso, Axle Holdings and Kelso’s officers, directors, affiliates, and their respective partners, employees, agents and control persons (as such term is used in the Securities Act of 1933, as amended, and the rules and regulations thereunder) in connection with the merger transactions (including the financing of the merger), Kelso’s investment in and control of IAAI, and the services rendered to IAAI under the financial advisory agreement. The financial advisory agreement also provides for the payment of certain fees and the reimbursement of related expenses by IAAI to Kelso in connection with any future investment banking services.

(12)	Acquisitions and Divestitures

In the first three quarters of 2006, the Company acquired several salvage pools throughout the United States in exchange for cash. Each acquisition expands and complements IAAI’s existing market coverage. The acquisitions are accounted for as purchase business combinations and the results of operations of the acquired businesses are included in the Company’s consolidated financial statements from the respective dates of acquisition. The Company has made preliminary estimates of the assets purchased and liabilities assumed. The allocation of purchase price will be completed within one year from the acquisition dates.

On August 25, 2006, the Company acquired Salvage Management of Syracuse located in Cicero, New York. On July 13, 2006, the Company acquired Lenders & Insurers with three facilities located in Des Moines, Cedar Falls, and Sioux City, Iowa. On June 29, 2006, the Company acquired Gardner’s Insurance Auto Auction located in Missoula, Montana, and acquired all of the outstanding shares of capital stock of Auto Disposal Systems, Inc., or ADS, an Ohio Corporation, headquartered in Dayton, Ohio. The ADS acquisition included seven locations in Cincinnati, Cleveland, Columbus, Dayton, and Lima, Ohio and Ashland, Kentucky and Buckhannon, West Virginia. The aggregate purchase price of all of these acquisitions is approximately $70.8 million. The Company has made preliminary estimates of its allocation of each purchase price and may make further adjustments to the preliminary allocation in subsequent periods. The purchase price of these acquisitions includes $3.4 million in accounts receivable, $0.6 million in inventory, $0.8 million in non-compete agreements, $0.2 million in fixed assets, $2.8 million in prepaid expenses, $0.3 million in accounts payable and accrued expenses, $0.7 million in deferred tax liability, $16.6 million in customer relationships, with the remaining $47.5 million being composed of goodwill.

In the first and second quarter of 2006, the Company acquired Indiana Auto Storage Pool Co., Inc. located in Indianapolis, Indiana, Indiana Auto Storage Pool Co., Inc. located in South Bend, Indiana, and NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The aggregate purchase price of these acquisitions is $19.0 million, which is comprised of $1.0 million in accounts receivable, $0.3 million in inventory, $0.5 million in non-compete agreements, $4.3 million in customer relationships and $12.9 million in goodwill.

The following table reflects the Company’s unaudited pro forma results as if the acquisitions occurred on December 25, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
Revenue	$83,498	$74,956	$250,748	$230,364
Income (loss) before taxes	(3,464)	(1,003)	(5,373)	3,210
Net income (loss)	$(2,578)	$(652)	$(4,775)	$2,086
The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis of the underlying assets and their related remaining lives, and the addition of the annual financial advisory service fee for services provided by Kelso.

(13)	Subsequent Events

On November 27, 2006, the Company received a Notice of Default from the trustee for the holders of the 11% Senior Notes due 2013 (the “Notes”). Under the terms of the indenture governing the Notes, the Company has an obligation to file, within the time period specified in Securities and Exchange Commission (“SEC”) rules and regulations, all quarterly reports that would be required to be filed with the SEC if the Company were required to file such reports. According to the Notice, the Company’s failure to timely file its Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended September 24, 2006 will constitute an Event of Default under the indenture unless the Company files the Form 10-Q within sixty (60) days from the date of the Notice. The Company has filed its quarterly report for the period ended September 24, 2006 within sixty days of the date of notice.

On December 22, 2006, the Company announced that it plans to combine operations with ADESA, Inc. following a transaction in which Kelso, Parthenon and other investors will purchase all of the common stock of ADESA, Inc. As part of the transaction, IAAI will be contributed to the surviving corporation in exchange for common stock simultaneously with the closing of the transaction with ADESA. The transaction would include a refinancing of the Company’s existing 11% Senior Notes due 2013 through commencement of a tender offer.

(14)	Supplemental Guarantor Information

The obligations of the Company under the senior notes and the credit facilities (see Note 6) are guaranteed by the Company’s wholly owned subsidiaries (“Guarantor Subsidiaries”). The guarantees are full, unconditional, and joint and several. The unaudited supplemental condensed consolidating information is as follows:
INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(dollars in thousands)
(unaudited)

	SEPTEMBER 24, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
ASSETS
Current assets:
Cash and cash equivalents	$25,658	$9,208	$—	$34,866
Accounts receivable, net	25,027	26,940	—	51,967
Inventories	9,753	9,446	—	19,199
Income taxes receivable	2,878	1,127	(1,127)	2,878
Deferred income taxes	7,417	1,436	—	8,853
Other current assets	4,765	2,836	—	7,601

Total current assets	75,498	50,993	(1,127)	125,364

Investment in and advances to subsidiaries, net	90,567	—	(90,567)	—
Property and equipment, net	41,951	35,896	—	77,847
Intangible assets, net	141,690	—	—	141,690
Goodwill	248,720	—	—	248,720
Other assets	7,591	927	—	8,518

	$606,017	$87,816	$(91,694)	$602,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,353	$5,557	$—	$46,910
Accrued liabilities	16,675	3,399	—	20,074
Obligations under capital leases	254	—	—	254
Current installments of long-term debt	1,950	—	—	1,950

Total current liabilities	60,232	8,956	—	69,188

Deferred income taxes	37,421	—	(1,127)	36,294
Other liabilities	9,204	3,499	—	12,703
Obligations under capital leases	158	—	—	158
Long-term debt, excluding current installments	193,050	—	—	193,050
Senior notes	150,000	—	—	150,000
Investments by and advances from parent company, net	—	90,567	(90,567)	—

Total liabilities	450,065	103,022	(91,694)	461,393

Shareholders’ equity (deficit)	155,952	(15,206)	—	140,746

	$606,017	$87,816	$(91,694)	$602,139

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 24, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$33,088	$50,410	$—	$83,498
Cost of Sales	28,556	36,912	—	65,468

Gross margin	4,532	13,498	—	18,030

Operating expense:
Selling, general and administrative	4,281	9,163	—	13,444
Loss (gain) on sale of property and equipment	(49)	14	—	(35)
Loss related to flood	—	281	—	281

	4,232	9,458	—	13,690

Income from operations	300	4,040	—	4,340

Other (income) expense:
Interest expense	8,231	2,602	(2,602)	8,231
Loss on early extinguishment of debt	1,771	—	—	1,771
Other income	(2,704)	—	2,602	(102)

Income (loss) before taxes	(6,998)	1,438	—	(5,560)

Income tax (benefit) provision	(1,636)	336	—	(1,300)

Net income (loss)	$(5,362)	$1,102	$—	$(4,260)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 24, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$107,191	$132,264	$—	$239,455
Cost of Sales	89,348	93,690	—	183,038

Gross margin	17,843	38,574	—	56,417

Operating expense:
Selling, general and administrative	13,814	22,867	—	36,681
Gain on sale of property and equipment	(17)	(1)	—	(18)
Loss related to flood	—	3,451	—	3,451

	13,797	26,317	—	40,114

Income from operations	4,046	12,257	—	16,303

Other (income) expense:
Interest expense	21,424	7,252	(7,252)	21,424
Loss on early extinguishment of debt	1,771	—	—	1,771
Other income	(7,600)	—	7,252	(348)

Income (loss) before taxes	(11,549)	5,005	—	(6,544)

Income tax (benefit) provision	(3,014)	1,306	—	(1,708)

Net income (loss)	$(8,535)	$3,699	$—	$(4,836)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by (used) in operating activities	$22,339	$7,298	$—	$29,637

Cash flows from investing activities:
Capital expenditures	(6,395)	(5,720)	—	(12,115)
Payments made in connection with acquisitions, net of cash acquired	(88,955)	—	—	(88,955)
Proceeds from disposal of property and equipment	1,327	41	—	1,368

Net cash used in investing activities	(94,023)	(5,679)	—	(99,702)

Cash flows from financing activities:
Contributed capital	150	—	—	150
Payment of financing and other fees	(1,491)	—	—	(1,491)
Principal payments on long-term debt	(33,224)	—	—	(33,224)
Proceeds from amended term loan	113,898	—	—	113,898
Principal payments on capital leases	(284)	—		(284)

Net cash provided by (used) in financing activities	79,049	—		79,049

Net increase in cash	7,365	1,619	—	8,984
Cash at beginning of period	18,293	7,589	—	25,882

Cash at end of period	$25,658	$9,208	$—	$34,866

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Report”). This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in this Part I, Item 2 and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations as reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. Many such factors are outside our control. Consequently, these forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward looking-statements attributable to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results could differ materially from those discussed in or implied by forward-looking statements for various reasons, including those discussed in the “Risk Factors” section of our Form 10-K/A for the year ended December 25, 2005.
     Please refer to IAAI’s Form 10-K/A for management’s discussion and analysis of the financial condition and results of operations of IAAI for the year ended December 25, 2005. The following is management’s discussion and analysis of the financial condition and results of operations of IAAI for the three and nine months ended September 24, 2006.
Overview
     We provide insurance companies and other vehicle suppliers cost-effective salvage processing solutions principally on a consignment basis. The consignment method includes both a percentage of sale and fixed fee basis. Under the percentage of sale and fixed fee consignment methods, the vehicle is not owned by us and only the fees associated with processing the vehicle are recorded as revenue. The percentage of sale consignment method offers potentially increased profits over fixed fee consignment by providing incentives to both ourselves and the salvage provider to invest in vehicle enhancements, thereby maximizing vehicle selling prices. The proceeds from the sale of the vehicle itself are not included in revenue. We also sometimes acquire vehicles via purchase. Under the purchase method, the vehicle is owned by us, and the proceeds from the sale of the vehicle are recorded as revenue. Our operating results are subject to fluctuations, including quarterly fluctuations, that can result from a number of factors, some of which are more significant for sales under the purchase method.
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

Acquisitions and New Operations
     As of November 1, 2006, we had a total of 95 sites. In the third quarter 2006, we acquired branches in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio, Ashland, Kentucky, Buckhannon, West Virginia, Missoula, Montana, Des Moines, Cedar Falls and Sioux City, Iowa and Cicero, New York. The impact of the 2006 acquisitions on revenues is an additional $8.9 million for the three months ended September 24, 2006 and $10.4 million for the nine months ended September 24, 2006.
Results of Operations
     The following table sets forth our results of operations for (1) the quarter ended September 24, 2006 and the quarter ended September 25, 2005, and (2) the nine months ended September 24, 2006 and the nine months ended September 25, 2005. The results for the nine months ended September 25, 2005 set forth the combined successor and predecessor revenues, cost of sales, operating expense, other (income) expense and income taxes for the three and nine months ended September 25, 2005.

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Fee income	$69,535	$58,087	$202,680	$180,532
Vehicle sales	13,963	10,056	36,775	30,417

	83,498	68,143	239,455	210,949

Cost of sales:
Branch cost	52,847	42,456	151,066	129,491
Vehicle cost	12,621	8,643	31,972	25,935

	65,468	51,099	183,038	155,426

Gross margin	18,030	17,044	56,417	55,523

Operating expense:
Selling, general and administrative	13,444	10,182	36,681	29,404
Loss (gain) on sale of property and equipment	(35)	351	(18)	(528)
Loss related to flood	281	—	3,451	—
Merger costs	—	—	—	20,762

	13,690	10,533	40,114	49,638

Income (loss) from operations	4,340	6,511	16,303	5,885

Other (income) expense:
Interest expense	8,231	6,350	21,424	9,559
Loss on early extinguishment of debt	1,771	—	1,771	—
Other income	(102)	(140)	(348)	(2,623)

Income (loss) before taxes	(5,560)	301	(6,544)	(1,051)
Income taxes	(1,300)	(206)	(1,708)	3,382

Net income (loss)	$(4,260)	$507	$(4,836)	$(4,433)

Results of Operations
Three Months Ended September 24, 2006 Compared to the Three Months Ended September 25, 2005
     Revenues were $83.5 million for the three months ended September 24, 2006, up from $68.1 million for the same three month period in 2005. Fee income in the third quarter increased 19.9% to $69.5 million, versus $58.1 million in the third quarter of last year due primarily to more favorable pricing. In addition, volumes were up due to branches acquired in 2006, pursuant to recent acquisitions.
     Cost of sales, which is comprised of branch and vehicle costs, increased $14.4 million to $65.5 million for the three months ended September 24, 2006, versus $51.1 million for the same period last year. Vehicle cost of $12.6 million is up $4.0 million from the $8.6 million incurred in the third quarter of 2005. Branch cost of $52.8 million increased $10.3 million from $42.5 million for the same period last year. Branch cost includes primarily tow, office and yard labor, occupancy, depreciation, yard, auction, and telecommunications costs inherent in operating a branch. The increase in costs in the third quarter of 2006 compared to the same period last year is primarily attributable to increased towing, occupancy and yard expenses and as a result of costs associated with recently acquired branches.
     Gross margin increased 5.9% to $18.0 million for the three months ended September 24, 2006, from $17.0 million for the comparable period in 2005, primarily resulting from higher revenue.
     Selling, general and administrative expense, including depreciation and amortization, of $13.4 million increased $3.2 million, or 31.4%, from the $10.2 million of expense incurred during the third quarter of last year. The increase is primarily related to stock-based compensation expense as a result of the adoption of SFAS 123R, acquisition related expenses, and additional depreciation and amortization related to capital expenditures and acquisitions.
     The loss of $0.3 million related to the flood at our Grand Prairie, Texas facility consists of $0.2 million estimated loss on vehicles impacted by the flood and $0.1 million related to clean-up and temporary facility costs.
     Interest expense increased to $8.2 million for the three months ended September 24, 2006, from $6.4 million for the comparable period in 2005. The increase was primarily attributable to interest incurred on the term loan, as amended. The amendment increased the outstanding balance of the term loan from $113.8 million to $195.0 million.
     The Company’s effective income tax rate is 23.4% and 68.4% in 2006 and 2005, respectively. The effective rate for 2005 was impacted by certain expenses incurred that were not deductible for tax purposes, including merger expenses. The 2006 effective rate was also impacted by certain expenses incurred that were not deductible for tax purposes, including the early extinguishment of debt.
Nine Months Ended September 24, 2006 Compared to the Nine Months Ended September 25, 2005
     Revenues were $239.5 million for the nine months ended September 24, 2006, up from $210.9 million for the same nine month period in 2005. Fee income in the third quarter increased 12.4% to $202.7 million, versus $180.5 million in the third quarter of last year due to more favorable pricing. In addition, volumes were up slightly due to Hurricane Katrina flood sales that offset lower same branch volumes and loss of vehicles from the flood at our Grand Prairie, Texas facility.
     Cost of sales increased $27.6 million to $183.0 million for the nine months ended September 24, 2006, versus $155.4 million for the same period last year. Vehicle cost of $32.0 million is up $6.1 million from the $25.9 million incurred in the third quarter of 2005. Branch cost of $151.1 million increased $21.6 million from $129.5 million for the same period last year. Branch cost includes primarily tow, office and yard labor, occupancy, depreciation, yard, auction, and telecommunications costs inherent in operating a branch. The increase in costs in 2006 compared to the same period last year is primarily attributable to increased towing, occupancy and yard expenses, and as a result of costs associated with vehicles assigned to us in the aftermath of Hurricane Katrina. In addition, the recently acquired branches contributed to the increase in branch costs.
     Gross margin increased 1.8% to $56.5 million for the nine months ended September 24, 2006, from $55.5 million for the comparable period in 2005, primarily resulting from the increases in revenue discussed above.
     Selling, general and administrative expense, including depreciation and amortization, of $36.7 million increased $7.3 million, or 24.8%, from the $29.4 million of expense incurred during the nine months ended September 25, 2005. The increase is primarily related to a full nine months of amortization of the intangibles arising from the merger transactions, as well as stock-based compensation expense resulting from the adoption of SFAS123R.
     The loss of $3.5 million related to the flood at our Grand Prairie, Texas facility consisted of $3.1 million estimated loss on vehicles impacted by the flood, $0.8 million for fixed asset impairment, and $0.6 million related to clean-up of the facility, offset by $1.0 million in proceeds received from our insurance carrier.
     Interest expense increased to $21.4 million for the nine months ended September 24, 2006, from $9.6 million for the comparable period in 2005. The increase was primarily attributable to interest incurred on our $150.0 million of 11% Senior Notes due 2013 and our term loan with a seven-year maturity period. Our initial term loan of $115.0 million was amended on June 29, 2006. Among other items, the amendment included an increase in principal from $113.8 million to $195.0 million.
     The Company’s effective income tax rate is 26.1% and (321.8)% in 2006 and 2005, respectively. The effective rate for 2005 was impacted by certain expenses incurred that were not deductible for tax purposes, including merger expenses. The 2006 effective rate was also impacted by certain expenses incurred that were not deductible for tax purposes, including the early extinguishment of debt.
Financial Condition and Liquidity
     Historically, IAAI has relied on cash flows from operations and revolving credit borrowings to finance our working capital requirements and capital expenditures.
     Net cash provided by operating activities during the nine months ended September 24, 2006 was $29.6 million, a $13.2 million increase from the same period last year, primarily as a result of merger costs which were partially offset by a settlement of a dispute with Emery Air Freight, during the nine months ended September 25, 2005. We received an aggregate $2.0 million refund of federal income taxes, relating to 2003 and 2004, during the first nine months of 2006. The refunds resulted from the carry-back of net operating losses relating to the pre-merger period.
     Net cash used in investing activities during            the nine months ended September 24, 2006 was $99.7 million, consisting primarily of funds used to fund acquisitions made throughout the year and capital expenditures of $12.1 million. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to our new information technology system.
     Net cash provided by financing activities during the nine months ended September 24, 2006 was $79.0 million, compared to $372.2 million provided by financing activities during the nine months ended September 25, 2005. This cash provided by financing activities during the nine months ended September 24, 2006 primarily resulted from the amendment of our term loan, including the addition of $81.2 million of outstanding principal. The activity during the nine months ended September 25, 2005 was primarily attributable to the issuance of debt related to the merger transaction.
     At September 24, 2006, we had current assets of $124.6 million, including $34.9 million in cash and cash equivalents, current liabilities of $69.1 million and working capital of $55.5 million, which represented a $3.5 million increase from December 25, 2005.
     Our accounts receivable increased $5.0 million to $51.9 million as of September 24, 2006, from $46.9 million as of December 25, 2005. Accounts receivable consists of balances due from our salvage providers for auction space and related buyer fees, advance charges paid by us on their behalf and other service fees. The advance charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving vehicles to one of our facilities.
     Inventory decreased $0.4 million to $19.2 million as of September 24, 2006, from $19.6 million as of December 25, 2005. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received. Inventory increased due to increased inventory costs on a per unit basis and the number of vehicles in inventory under the purchase agreement method.
     Our amended senior credit facilities are comprised of a $50.0 million revolving credit facility maturing in 2011, a $195.0 million term loan facility maturing in 2012, and a $10.0 million delayed draw term loan. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger transactions. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3570 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.50% to 2.75% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.50% to 1.75% on base rate term loans. The amount of the margin is based on our leverage ratio. As of September 24, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.9%. During the period December 26, 2005 to September 24, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.5%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of September 24, 2006, $47.8 million was available for borrowing under the senior credit facilities.
     Our obligations under the senior credit facilities are guaranteed by direct and indirect significant subsidiaries of IAAI. In addition, each future significant domestic subsidiary of IAAI is required to guarantee those obligations. The senior credit facilities are secured by (1) all existing and future property and assets, real and personal, of IAAI and each guarantor, subject to certain exceptions; (2) a pledge of 100% of the stock of each of IAAI’s existing and future direct and indirect domestic subsidiaries; (3) all present and future intercompany debt of IAAI and each guarantor; and (4) all proceeds of the assets described in clauses (1), (2) and (3) above. Under the senior credit facilities, we are required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The credit facilities also contain various other covenants that limit our ability to, among other things:
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

The covenants contained within the senior credit facilities are important to an investor’s understanding of our financial liquidity, as a violation could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as Net income (loss) plus income tax provision (benefit), interest (net), depreciation, and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is neither a defined term under generally accepted accounting principles in the United States (“GAAP”) nor a substitute for GAAP, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing our consolidated EBITDA for the periods indicated (in thousands):

						Twelve
						Months
	Three Months Ended					Ended
	December	March 26,	June 25,	September 24,		September 24,
	25, 2005	2006	2006	2006		2006
Net loss	$(1,441)	$(504)	$(71)	$(4,260)		$(6,276)
Income taxes	185	(314)	(94)	(1,300)		(1,523)
Interest expense (net)	5,865	6,329	6,618	8,129		26,941
Depreciation and amortization	5,515	4,933	5,641	6,573		22,662

EBITDA	10,124	10,444	12,094	9,142		41,804
Non-cash charges	365	1,051	343	576	(1)	2,335
Non-recurring expense (income)	(171)	2,866	815	3,160	(2)	6,670
Advisory service fees	125	125	125	125		500

Consolidated EBITDA	$10,443	$14,486	$13,377	$13,003		$51,309

(1)	For the quarter ended September 24, 2006, the non-cash charges included $0.3 million of stock-based compensation expense and $0.3 million of rent adjustment relating to amortization of lessor funded improvements and straight-line adjustment related to leases.

(2)	For the quarter ended September 24, 2006, non-recurring expense consisted of $1.1 million in acquisition related costs, a $0.3 million loss related to the Grand Prairie, Texas flood, and $1.8 million loss on the early extinguishment of debt.
     The scheduled quarterly amortization payments under the senior credit facilities are $0.5 million per quarter, with a balloon payment of $184.3 million due on May 19, 2012.
     With respect to fiscal years beginning 2006 and later, we are required to make a mandatory annual prepayment of the term loan and the revolving loan in an amount equal to 75% of excess cash flow, as defined in our senior credit agreement, when the consolidated leverage ratio is 4.0x or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0x but less than 4.0x. In addition, we are required to make a mandatory prepayment of the term loans with, among other things:
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
     As of September 24, 2006, there were no borrowings under the revolving credit facilities. The Company has outstanding letters of credit in the aggregate amount of $2.2 million, and $115.0 million outstanding under its term loan facility. At September 24, 2006, the interest rate on borrowings under the term loan was 7.9%.

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
     Our credit agreement limits our 2007 capital expenditures to $21.0 million. We expect that our capital expenditure level will be within the $21.0 million credit agreement limitation.
     We have capital leases of approximately $0.4 million, of which approximately $0.3 million is classified as short term. Other long-term liabilities include our post-retirement benefits liability that relates to a prior acquisition.
     We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facilities, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.
     The obligations of the Company under the senior notes and the credit facilities are guaranteed by the Company’s wholly owned subsidiaries. The guarantees are full, unconditional, and joint and several. The Company’s previous Securities and Exchange Commission filings did not contain the required supplemental condensed consolidating information. The Company intends to file amendments to its previous filings, including its Form 10-K for the fiscal period ended December 25, 2005, to add the supplemental condensed consolidating information. The unaudited supplemental condensed consolidating information for the periods presented is as follows:

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(dollars in thousands)

	DECEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
ASSETS
Current assets:
Cash and cash equivalents	$18,293	$7,589	$—	$25,882
Accounts receivable, net	27,037	19,883	—	46,920
Inventories	10,871	8,740	—	19,611
Income taxes receivable	2,732	—	—	2,732
Deferred income taxes	7,228	1,283	—	8,511
Other current assets	4,069	1,254	—	5,323

Total current assets	70,230	38,749	—	108,979

Investments in and advances to subsidiaries, net	85,081	—	(85,081)
Property and equipment, net	42,906	34,325	—	77,231
Intangible assets, net	126,378	—	—	126,378
Deferred taxes, non current	—	3,518	(3,518)	—
Goodwill	191,266	—	—	191,266
Other assets	10,246	760	—	11,006

	$526,107	$77,352	$(88,599)	$514,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,273	$5,749	$—	$38,022
Accrued liabilities	14,856	2,589	—	17,445
Obligations under capital leases	367	—	—	367
Current installments of long-term debt	1,143	—	—	1,143

Total current liabilities	48,639	8,338	—	56,977

Deferred income taxes	41,100	—	(3,518)	37,582
Other liabilities	9,926	2,839	—	12,765
Obligations under capital leases	329	—	—	329
Long-term debt, excluding current installments	113,183	—	—	113,183
Senior notes	150,000	—	—	150,000
Investments by and advances from parent company, net	—	85,081	(85,081)	—

Total liabilities	363,177	96,258	(88,599)	370,836

Shareholders’ equity (deficit)	162,930	(18,906)	—	144,024

	$526,107	$77,352	$(88,599)	$514,860

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$33,650	$34,493	$—	$68,143
Cost of Sales	26,993	24,106	—	51,099

Gross margin	6,657	10,387	—	17,044

Operating expense:
Selling, general and administrative	4,967	5,215	—	10,182
Loss on sale of property and equipment	157	194	—	351

	5,124	5,409	—	10,533

Income from operations	1,533	4,978	—	6,511

Other (income) expense:
Interest expense	6,350	1,508	(1,508)	6,350
Other income	(1,648)	—	1,508	(140)

Income (loss) before taxes	(3,169)	3,470	—	301

Income tax (benefit) provision	(1,646)	1,440	—	(206)

Net income (loss)	$(1,523)	$2,030	$—	$507

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	FOR THE PERIOD MAY 25, 2005 TO SEPTEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$45,696	$45,397	$(589)	$90,504
Cost of Sales	37,186	31,635	(589)	68,232

Gross margin	8,510	13,762	—	22,272

Operating expense:
Selling, general and administrative	7,379	6,203	—	13,582
Gain on sale of property and equipment	169	199	—	368
Merger costs	5,021	—	—	5,021

	12,569	6,402	—	18,971

Income (loss) from operations	(4,059)	7,360	—	3,301

Other (income) expense:
Interest expense	8,992	1,835	(1,835)	8,992
Other income	(2,974)	958	1,835	(181)

Income (loss) before taxes	(10,077)	4,567	—	(5,510)

Income tax (benefit) provision	(3,412)	1,895	—	(1,517)

Net income (loss)	$(6,665)	$2,672	$—	$(3,993)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)
(unaudited)

	FOR THE PERIOD DECEMBER 27, 2004 to MAY 24, 2005
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$58,944	$62,601	$(1,100)	$120,445
Cost of Sales	46,358	41,936	(1,100)	87,194

Gross margin	12,586	20,665	—	33,251

Operating expense:
Selling, general and administrative	2,964	12,858	—	15,822
Loss on sale of property and equipment	(60)	(836)	—	(896)
Merger costs	15,741	—	—	15,741

	18,645	12,022	—	30,667

Income (loss) from operations	(6,059)	8,643	—	2,584

Other (income) expense:
Interest expense	567	2,634	(2,634)	567
Other income	(4,118)	(958)	2,634	(2,442)

Income (loss) before taxes	(2,508)	6,967	—	4,459

Income tax provision	2,008	2,891	—	4,899

Net income (loss)	$(4,516)	$4,076	$—	$(440)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	FOR THE PERIOD MAY 25, 2005 T0 SEPTEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by (used) in operating activities	$(10,058)	$2,775	$—	$(7,283)

Cash flows from investing activities:
Purchase of IAAI, Inc.	(356,753)	—	—	(356,753)
Capital expenditures	(2,012)	(3,892)	—	(5,904)
Payments made in connection with acquisitions, net of cash acquired	(271)	—	—	(271)
Proceeds from disposal of property and equipment	31	194	—	225

Net cash used in investing activities	(359,005)	(3,698)	—	(362,703)

Cash flows from financing activities:
Contributed capital	143,600	—	—	143,600
Payment of financing and other fees	(13,530)	—	—	(13,530)
Principal payments on long-term debt	(22,125)	—	—	(22,125)
Principal payments on capital leases	(303)	—	—	(303)
Issuance of senior notes	150,000	—	—	150,000
Issuance of term loan	115,000	—	—	115,000

Net cash provided by (used) in financing activities	372,642	—		372,642

Net increase (decrease) in cash	3,579	(923)	—	2,656
Cash at beginning of period	21,746	7,276	—	29,022

Cash at end of period	$25,325	$6,353	$—	$31,678

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	FOR THE PERIOD DECEMBER 27, 2004 to MAY 24, 2005
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by operating activities	$18,585	$5,014	$—	$23,599

Cash flows from investing activities:
Capital expenditures	(5,167)	(3,054)	—	(8,221)
Payments made in connection with acquisitions, net of cash acquired	(600)	—	—	(600)
Proceeds from disposal of property and equipment	191	1,200	—	1,391

Net cash used in investing activities	(5,576)	(1,854)	—	(7,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	905	—	—	905
Proceeds from short-term borrowings	3,000	—	—	3,000
Principal payments on long-term debt	(3,762)	—	—	(3,762)
Purchase of treasury stock	(1)	—	—	(1)
Principal payments on capital leases	(614)	—	—	(614)

Net cash used in financing activities	(472)	—		(472)

Net increase in cash	12,537	3,160	—	15,697
Cash at beginning of period	9,209	4,116	—	13,325

Cash at end of period	$21,746	$7,276	$—	$29,022

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate fluctuations on our floating rate credit facility, under which we have outstanding a $195.0 million term loan at September 24, 2006. $100.0 million of the term loan is covered by a two-year interest rate cap. We also have $150.0 million of senior notes at a fixed rate of 11%. Please see Note 1, Note 6 and Note 12 to the accompanying financial statements for a description of these instruments.
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

Part II
Other Information
Item 1. Legal Proceedings.
Grand Prairie (Dallas), Texas Flood
     On March 19, 2006, after a period of heavy rains, the operators of the Mountain Creek Dam opened the dam’s floodgates and released the waters of the Mountain Creek onto downstream properties, including the Company’s Grand Prairie, Texas facility. As a result, the Company’s Grand Prairie, Texas facility was submerged under several feet of water, causing water damage to approximately 6,300 vehicles as well as to the office building, equipment and other property at the facility. The Company currently estimates that the total damages it sustained as a result of the flood exceeds $6.5 million, including the damage to the vehicles, out of pocket expenses, lost profits, and anticipated relocation expenses. The Company reported its losses to its insurers under applicable policies and has collected $1.0 million dollars in insurance proceeds to date. The Company anticipates a dispute with its insurers about the availability of additional insurance coverage.
     On September 12, 2006, the Company filed a lawsuit in the District Court of Texas, County of Dallas, against Exelon Generation Company, LLC. and ExTex LaPorte, L.P. d/b/a Exelon Power and d/b/a Exelon Power Texas (hereafter referred to collectively as Exelon Power), the owners and operators of the Mountain Creek Dam. In its lawsuit, the Company asserts claims for negligence, trespass, and strict liability against Exelon Power, seeking to recover damages it sustained as a result of the flood. On October 26, 2006, Exelon Power filed its Answer, generally denying all allegations and asserting special exceptions and affirmative defenses to the Company’s Petition. The Company has incurred and anticipates it will continue to incur substantial legal fees and costs in its efforts to recover its losses as a result of the flood, and there is no guarantee that the Company will prevail on its claims against Exelon Power.
Item 1A. Risk Factors.
     There are no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K, as amended.
Item 6. Exhibits and Report on Form 8-K.
(a)	Exhibits.

See Index of Exhibits.

(b)	Reports on Form 8-K.

We filed a current report on Form 8-K, dated August 10, 2006, which contained a press release announcing our financial results for the quarter ended June 25, 2006.

We filed a current report on Form 8-K, dated August 28, 2006, which contained a press release announcing a change in the Company’s certified public accountants.

We filed a current report on Form 8-K, dated December 1, 2006, which contained a press release announcing that we had received a Notice of Default from Wells Fargo Bank, NA with respect to its 11% Senior Notes due 2013.

We filed a current report on Form 8-K, dated December 29, 2006, which contained a press release announcing the our plan to combine operations with ADESA, Inc.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.

Date: January 8, 2007	By:	/s/ Scott P. Pettit

	Name:	Scott P. Pettit
	Title:	Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Document

10.1	Amendment to the Stock Incentive Plan of Axle Holdings, Inc. dated October 25, 2006.

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.