Form 10-K
period 2006-12-31
INSURANCE AUTO AUCTIONS, INC
filed 2007-04-02
CIK 880026

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 033-43247

INSURANCE AUTO AUCTIONS, INC.
(Exact name of Registrant as specified in its charter)

Illinois	95-3790111
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
Two Westbrook Corporate Center, Suite 500
Westchester, Illinois 60154
(708) 492-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                 Accelerated Filer ☐                Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     All of the voting and non-voting common equity of the Registrant is held by affiliates. The number of shares of the Registrant’s common stock outstanding as of December 31, 2006: 100

INSURANCE AUTO AUCTIONS, INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 1A, 2, 3 and 7 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations are reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside our control. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward looking-statements attributable to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.
Certain Definitions
     In this Report:
•	the terms “IAAI,” “we,” “us,” “our,” “the Company” and other similar terms refer to Insurance Auto Auctions, Inc. and its subsidiaries;

•	the term “Axle Holdings” refers to Axle Holdings, Inc., the corporate parent of IAAI;

•	the term “LLC” refers to Axle Holdings II, LLC, the limited liability company parent of Axle Holdings and an entity controlled by affiliates of Kelso & Company, L.P.; and

•	the term “Kelso” refers to Kelso & Company, L.P., a New York based private investment firm.
PART I
ITEM 1. BUSINESS.
Overview
     We are the second largest provider of salvage vehicle auction services in the United States. We facilitate an efficient market between suppliers of salvage vehicles, primarily insurance companies, and buyers of salvage vehicles, primarily dismantlers and vehicle rebuilders. We provide salvage auction solutions for the redistribution of damaged vehicles that are designated as total-losses by insurance companies, recovered stolen vehicles for which an insurance settlement with the vehicle owner has already been made and other salvage vehicles. We enjoy long-term relationships with all the major automobile insurance companies in the United States, including GEICO, State Farm, Progressive, Farmers Insurance, Allstate, USAA and Nationwide. In addition, we currently maintain relationships with an extensive network of registered buyers of salvage vehicles. We serve our customer base through 99 sites in 39 states, with locations in 66 of the top 75 metropolitan markets in the United States.

     Through our broad service offering, including our Hybrid Live/Internet auction capabilities, we seek to increase the net proceeds per vehicle generated on behalf of our salvage suppliers and reduce their administrative costs and claim recovery cycle time. We provide our buyers with the salvage vehicles they need to fulfill their replacement part or vehicle rebuild requirements. We earn fees for our services from both suppliers and buyers of salvage vehicles. Almost all of our salvage vehicles are sold on a consignment basis, where we do not take ownership of the vehicles sold.
     Under the leadership of our current management team, since 2003, we completed an investment program totaling over $50.0 million that improved our business processes, management information systems and facilities. We believe our streamlined business processes, new Web-based operating system and expanded and improved facility network and geographic presence have greatly improved the quality of our services. We have developed the capability to offer Hybrid Live/Internet auctions, which enable buyers to participate at our live auctions in person or through Internet bidding. In addition, we developed our CSA TodaySM software product for our insurance company suppliers, which allows them to electronically assign vehicles to us, and provides them with real-time vehicle tracking systems and status reports to manage their inventory through the salvage process. During the last five years, we added 28 salvage auction sites through acquisitions and 17 salvage auction sites through greenfield development and improved our existing facility network. These enhancements have enabled us to provide a more efficient market for the redistribution of total-loss vehicles for both salvage vehicle suppliers and buyers.
Significant Business Developments
     On December 22, 2006, we announced plans to combine operations with ADESA, Inc. (NYSE: KAR), which has entered into a definitive merger agreement to be acquired by a group of private equity investors consisting of Kelso & Company, GS Capital Partners, an affiliate of Goldman Sachs, ValueAct Capital and Parthenon Capital. As part of the transaction, IAAI will be contributed to the surviving corporation simultaneously with the closing of the private equity group’s acquisition of ADESA.
     ADESA Impact has 28 salvage auction sites in the United States and 14 proposed salvage auction sites in Canada which will be merged into IAAI. This merger will improve our national coverage in the United States and provide the largest network of salvage vehicle auctions in Canada. Prior to the merger, ADESA was the third largest salvage auction company in the United States and the largest salvage auction company in Canada. The combined operations of IAAI and ADESA Impact will be operated as Insurance Auto Auctions Inc. and be a wholly-owned subsidiary of ADESA or its successor.
Our Competitive Strengths
     Leading market position. We are the second largest provider of salvage vehicle auction services in the United States. We recently increased our unit volumes by obtaining incremental business from several major insurance companies. We believe that our leading market position is protected by significant barriers to entry, including (i) difficulty in obtaining zoning and use permits to store and sell total-loss vehicles, (ii) the cost of purchasing or leasing large tracts of land in key metropolitan markets, (iii) the substantial costs to replicate our comprehensive service offering, including our information technology infrastructure, (iv) the time and service levels required to establish long-term relationships with both the suppliers and buyers of salvage vehicles, and (v) the national coverage needed to meet the needs of automobile insurers available only from us and our largest competitor.
     National distribution network. Our national facilities footprint allows us to be a single source solution for our insurance company customers’ salvage disposal needs on a national or regional basis. We are able to reduce our insurance company customers’ administrative, towing and third-party storage costs, positioning us to win incremental volumes. Our insurance company customers continue to consolidate and we have the scale necessary to service them more efficiently and effectively than our smaller competitors. We have 99 sites in 39 states, including locations in 66 of the top 75 metropolitan markets in the United States, and an additional 50 selected service partners, which together provide comprehensive geographic coverage to our customers.

     Innovative, value-added service offerings. We offer complete service solutions to create the most efficient auction process for suppliers and buyers of salvage vehicles. Our range of service offerings include:
•	Live auctions with Internet-bidding capabilities. We offer our buyer customers the ability to (i) participate in person at a live auction at one of our branch facilities; (ii) pre-bid over the Internet; and (iii) bid over the Internet in real time in a live auction through our integrated Web-based bidding platform, I-bid LIVESM.

•	CSAToday SM. We offer a data management system to our insurance company suppliers that provides them with the capability to electronically assign salvage vehicles to us and to track and manage their salvage vehicle inventory throughout the salvage process with real-time status reports.

•	Vehicle value enhancement services. We offer preservation services, such as custom shrink wrapping, preparation services, such as washing, detailing and key-making and presentation services, such as car-starting and our Run & Drive® auction.

•	National Salvage Network. We offer a single source solution that allows an insurance company customer to assign all of its salvage vehicles to our national service center, which enables us to distribute vehicle consignments throughout the United States.

•	Vehicle inspection centers (“VIC’s”). We maintain vehicle inspection centers at many of our sites where we provide inspection services for suspected total-loss vehicles. These centers minimize vehicle storage charges incurred by our insurance company customers at temporary storage facilities or repair shops and also improve service time for the policyholder.
     In addition, we offer electronic data interchange of titling information, salvage returns analyses, vehicle inspection services and FastTow® towing services. We also offer our BidFast® service that provides salvage valuation solutions for situations such as owner retention and partial loss conversion, and our FastTrack® service that combines a comprehensive appraisal service with our salvage service resources so our insurance company customers can make a total-loss decision more quickly. We believe our value-added service offerings and our unique Hybrid Live/Internet auction capabilities drive higher returns for our suppliers.
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
     Long-term relationships with vehicle suppliers and buyers. We have long-term relationships with all of the major U.S. automobile insurance companies, many of whom have been our clients for decades. Our largest vehicle suppliers include GEICO, State Farm, Progressive, Farmers Insurance, Allstate, USAA and Nationwide. As a national provider of salvage vehicle auction services, we have benefited and expect to continue to benefit from consolidation within the automobile insurance industry, which provides us with most of the salvage vehicles that we process. We maintain one of the nation’s largest databases of registered salvage buyers, with an extensive network of dismantlers, rebuilders, salvage dealers, body/repair shops and other buyers from across the United States and abroad. In 2006, no single supplier represented more than 16% of our unit sales and no single buyer represented more than 5% of our unit sales.
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
Auctions
     We generally conduct auctions weekly (bi-weekly at a small number of locations) at each of our locations. These auctions are either live or sealed bid. Vehicles are marketed at each respective auction site as well as via an online auction list that allows prospective bidders to preview vehicles prior to the actual auction event. Using our Auction Center feature at www.iaai-bid.com, prospective buyers can either review all vehicles at each of our locations or search for specific vehicles across our inventory. Our Auction Center feature provides buyers with an open, competitive bidding environment that reflects the dynamics of the live salvage vehicle auction. The Auction Center includes such services as comprehensive auction lists featuring links to digital images of vehicles available for sale, an “Auto Locator” function that promotes the search for specific vehicles within the auction system, and special “Flood” or other catastrophe auction notifications. Higher returns are generally driven by broader market exposure and increased competitive bidding.

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
I-bid LIVE®
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
     Throughout 2006, Internet bidders participated in the majority of our vehicle auctions. Our Internet bidding capabilities have allowed us to create a broader, more anonymous buyer pool. I-bid LIVE increases overall buyer participation by allowing a given buyer to participate in more auctions than if physical attendance was required. Additionally, lower and more certain acquisition costs enable buyers to pay more while maintaining or improving net margins. Online inventory browsing and e-mail-based inventory alerts reduce the time required to acquire vehicles. Remote buyers can rapidly view the auctioneer’s inventory to determine which parts they want to bid on. With its unique, “voice feed” features, I-bid LIVE provides live communication direct from the auctioneer to the Internet buyer in real-time. The buyer can also engage a third party to obtain accurate transportation quotes over the Internet. The combination of these services enables remote buyers to participate against local bidders with limited risk. By enabling full price discovery with anonymity and scale, Internet auctions have the potential to improve auction prices.
CSATodaySM
     The process of salvage disposition through our system begins at the first report of loss, or when a stolen vehicle has been subsequently recovered. An insurance company representative consigns the vehicle to us, either by phone, facsimile or electronically through our online CSAToday system.
     CSAToday is our proprietary data management system. The system enables insurance company suppliers to enter vehicle data electronically, and then track and manage the progress of salvage vehicles throughout the disposition process in terms of both time and salvage recovery dollars. With this tool, vehicle providers have 24-hour access to their total-loss data. The information provided through this system ranges from the details associated with a specific total-loss vehicle, to comprehensive management reports for an entire claims center or geographic region. Additional features of this system include inventory management tools and a powerful new “Average Salvage Calculator” that helps customers determine the approximate salvage value of a potential total-loss vehicle. This tool is helpful to adjusters when evaluating the “repair” vs. “total” decision. The management tools provided by CSAToday enable claims personnel to monitor and manage total-loss salvage more effectively. Insurance company suppliers can also use CSAToday to view original garage receipts, verify ignition key availability, view settlement documents and images of the vehicles, and receive updates of other current and meaningful data.

Vehicle Inspection Centers
     In order to further minimize vehicle storage charges incurred by insurance company suppliers at a temporary storage facility or repair shop, and also to improve service time for the policyholder, we maintain vehicle inspection centers, or VICs, at many of our facilities. Some of the VICs are formalized through temporary license agreements with the insurance companies that supply the vehicles. A VIC is a temporary storage and inspection facility located at one of our sites that is operated by the insurance company. Suspected total-loss vehicles are brought directly to the VIC from the temporary storage facility or repair shop. The insurance company typically has appraisers stationed on the VIC site in order to expedite the appraisal process and minimize storage charges at outside sites. If the insurance company determines that a vehicle is a total loss, it can easily be moved to one of our vehicle storage areas. If the vehicle is not totaled, it is promptly delivered to the insurer’s selected repair facility. We also have the ability to provide digital images as a service to our customers, electronically displaying pictures of the damaged cars to insurance adjusters in their offices.
     After a totaled vehicle is received at one of our facilities, it remains in storage but cannot be auctioned until transferable title has been received and processed by us. For most vehicles stored at our facilities, no storage charges accrue for a contractually specified period of time. We provide management reports to the insurance company suppliers, including an aging report of vehicles for which title documents have not been provided. In addition, we customarily offer the insurance companies’ staff training for each state’s Department of Motor Vehicles, or DMV, document processing procedures. We utilize our title services to expedite the processing of titles, thereby reducing the time in which suppliers receive their salvage proceeds, in addition to decreasing their administrative costs and expenses. We then process the title documents in order to comply with DMV requirements for these vehicles.
National Salvage Network
     We offer our vehicle suppliers a National Salvage Network that allows an insurance company supplier to consign all of its salvage vehicles to a call center. This call center enables us to distribute vehicle consignments throughout most of the United States, even in markets where we do not currently have a facility, and is designed to minimize the administrative workload for insurance companies. In certain areas where we do not have a facility, such vehicles are distributed to our selected ServicePartnersTM.
BidFast®
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
FastTrack®
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

Other Services
     We provide towing services for salvage vehicle buyers and suppliers. Live auction and I-bid LIVE® bidders can use our in-house or subcontracted towing services for delivery of vehicles. For vehicle supplies, we offer our FastTow® service. Our FastTow service provides towing services that guarantee vehicles will be delivered to one of our branch storage facilities, usually within one to two business days of consignment in a designated service area. When retrieving a vehicle, we will also advance, on behalf of the supplier, any storage and towing charges incurred when towing the vehicle from the accident scene or recovered theft site to the temporary storage facility or repair shop. Once these advance towing and storage charges have been reviewed and verified by us, the towing subcontractor generally will pay the charges on our behalf at time of vehicle pick up and deliver the vehicle to a predetermined auction and storage facility of ours. The rapid retrieval time and review of advance charges are also intended to increase the insurance company’s net return on salvage. We generally use independent towing services to retrieve vehicles and tow back to our storage facilities.
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
     We also provide certain insurance company suppliers with anti-theft fraud control programs for vehicle salvage processing. Our CarCrush® service helps insurance companies by ensuring that severely damaged or stripped “high profile” cars are crushed to prevent their vehicle identification numbers (VINs) from being used in auto theft. We also provide computerized reporting of vehicle sales to the National Insurance Crime Bureau (NICB). This includes detailed buyer information obtained through our registration process.
Information Systems
     We utilize internally developed, proprietary software to manage our auction processes. Our management believes that information technology represents a critical tool for improving customer returns on salvage, shortening the claims processing cycle and lowing the cost of administering claims.
     In addition to the real-time Internet bidding capabilities, we provide to our salvage vehicle buyers through I-bid LIVE and the comprehensive salvage analysis data management system we provide to our salvage vehicle suppliers through CSAToday, we have developed many other systems and programs to enhance efficiencies and increase returns to our customers.
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
     Our other information systems, including our I-bid LIVE service and CSAToday system, are integrated with our ASAP product, facilitating seamless auction processes and information flow with internal operational systems.

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
Operating Systems & Other Software
     Our information technology infrastructure is based entirely on the Windows/Intel platform. All applications systems are written in Visual Basic and/or Java and utilize relational databases. Where applicable, we have chosen to deploy commercial application software packages, most notably for our financial and business intelligence systems. In support of our live and Internet-based auctions, we operate and manage a wireless network in each of our locations in order to provide full access to certain applications systems during the auctions.
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
     We sell the majority of our vehicles through live auctions and maintain databases that contain information regarding an extensive network of registered buyers. No single buyer accounted for more than 5% of our revenue in 2006, highlighting the diversity of our buyer base. We generally accept cash, money orders, cashier’s checks, wire transfers and pre-approved checks for purchased vehicles. Vehicles are sold “as is” and “where is.” In advance of an auction, sales notices listing the vehicles to be auctioned on a particular day at a particular location are usually available at the auction facility or online on our Web site. Such notices list the rules of the auction and details about the vehicle, including its year and make, the nature of the damage, the status of title and the order of the vehicles in the auction. Multiple images of certain vehicles are available for review on our Web site at www.iaai.com.
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
     Fixed Fee Consignment Sale Method
     In 2006 and 2005, the percentage of vehicles processed by us that were sold under the fixed fee consignment sale method was approximately 75% and 69%, respectively. Under this sale method, we charge fees to the insurance company supplier for specific services. These fees typically include a salvage sales fee plus towing, title processing and storage fees. With this method of sale, we act as an agent for the insurance company, arrange for the salvaged vehicle to be towed to our facility and process it for sale. Because we never take ownership of the vehicle, our revenue per vehicle from consignment sales are received only from these fixed fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the fixed fee consignment method of sale is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where our revenue is principally comprised of the sale price of the vehicle.
     Percentage of Sale Consignment Method
     In 2006 and 2005, the percentage of vehicles processed by us that were sold under the percentage of sale consignment method was approximately 20% and 26%, respectively. Pursuant to this method of sale, we act as an agent for the insurance company and receive a negotiated percentage of the vehicle selling price. As an agent, we arrange for the salvaged vehicle to be towed to our facility and process it for sale for a fee based on a percentage of sale price. The percentage of sale consignment method provides suppliers with a potentially greater upside as our fees are tied to selling prices and, thus, the salvage supplier has a greater incentive to invest in improvements to salvage vehicles in order to maximize sales prices. Because we never take ownership of the vehicle, our revenues per vehicle from percent of sale consignment sales are generated from these sales fees rather than from the revenue from the sale of the vehicle. As a result, exclusive of the buyer fees, revenue recognized per vehicle under the percentage of sales consignment method is approximately 5% to 15% of the revenue recognized per vehicle under the purchase method, where our revenue is principally comprised of the sale price of the vehicle.
     Purchase Method
     In each of 2006 and 2005, the percentage of vehicles processed by us that were sold under the purchase method of sale was approximately 5% and 4%, respectively. Under the purchase method of sale, we purchase total-loss and recovered theft vehicles. The purchases are customized, but typically require us to pay a fixed price or a specified percentage of a vehicle’s actual cash value, or ACV, which is equal to the estimated pre-accident fair value of the vehicle. ACV for any given vehicle depends on the vehicle’s age and condition. We assume the risk of market price variation for vehicles sold under a purchase method, and therefore, work to enhance the value of purchased vehicles in the selling process. Because our purchase price is fixed, changes in ACVs or in the market or auction prices for salvage vehicles have an impact on the profitability of the sale of vehicles under the purchase method. Revenue recorded from the sale of a purchase vehicle represents the actual selling price of the vehicle. The cost of the vehicle under this method is reflected in the vehicle cost line of cost of sales.
Customers
     We obtain the majority of our supply of vehicles from insurance companies and smaller quantities from suppliers such as rental car companies, non-profit organizations and automobile dealers. Historically, a limited number of insurance companies have accounted for a substantial portion of our revenues. In 2006, vehicles supplied by our three largest suppliers accounted for approximately 38% of our unit sales.
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
Employees
     At March 1, 2007, we employed 1,161 full-time persons. We are not subject to any collective bargaining agreements.
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

Our Structure
     The chart below illustrates our ownership and corporate structure:
Available Information
     We make available free of charge on or through our Web-site (http://www.iaai.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish them to the SEC.
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
     Historically, a limited number of insurance companies have supplied a substantial portion of our salvage units. For example, in 2006, our three largest suppliers were Geico, State Farm, and Progressive, accounting for approximately 16%, 13% and 9%, respectively, of our total unit sales. Our agreements with our insurance company suppliers are generally subject to cancellation by either party upon 30 to 90 days’ notice. There can be no assurance that our existing agreements will not be cancelled or that we will be able to enter into future agreements with these suppliers. A loss or reduction in the number of vehicles from any of these suppliers, or adverse changes in the agreements or termination of these agreements, could have a material adverse effect on our operating results and financial condition.
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
     For the fiscal year ended December 31, 2006, our interest expense was approximately $30.3 million.
     We may be adversely affected by increases in interest rates. Our debt under our senior credit facilities, which includes a $194.5 million term loan and a revolving loan facility of $50.0 million, bears interest at floating rates. Interest on the loans extended to us under our senior credit facilities accrues based on either an Eurodollar base or a base rate, in each case plus an applicable margin. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3750 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period. The base rate is the higher of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City and (ii) the Federal Funds Effective Rate. An increase in these variable rates could result in an increase to our interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes.
     Our substantial leverage may impair our financial condition and prevent us from fulfilling our obligations under the notes.
     We currently have a substantial amount of debt. As of December 31, 2006, our total debt on a consolidated basis (including capital leases) was approximately $344.8 million, and we also had $47.6 million that was available for additional borrowings under the revolving portion of our senior credit facilities.
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
     The credit agreement governing our senior credit facilities and the indenture governing the notes contain, and our future debt agreements may contain, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facilities and the indenture restrict, among other things, our ability and the ability of our subsidiaries to:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     Currently, we serve our customer base through 99 sites in 39 states, with locations in 66 of the top 75 metropolitan markets in the United States. We own a total of 8 properties located in Illinois, Michigan, New Mexico, New York, Ohio, Oklahoma, South Carolina and Texas. We also lease properties in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. All of these properties are used primarily for auction and storage purposes consisting on average of approximately 23 acres of land.
     Our principal administrative, sales, marketing and support functions are located in Westchester, Illinois. The lease on the office space in Westchester expires on August 31, 2016. Management believes that our properties are adequate for our current needs and that suitable additional space will be available on reasonably acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS.
     We are party to a number of lawsuits arising in the normal course of business. We do not believe that any pending litigation will have a material adverse effect on our consolidated financial position.
Grand Prairie (Dallas), Texas Flood
     On March 19, 2006, after a period of heavy rains, the operators of the Mountain Creek Dam opened the dam’s floodgates and released the waters of the Mountain Creek onto downstream properties, including the Company’s Grand Prairie, Texas facility. As a result, the Company’s Grand Prairie, Texas facility was submerged under several feet of water, causing water damage to approximately 5,500 vehicles as well as to the office building, equipment and other property at the facility. The Company currently estimates that the total damages it sustained as a result of the flood exceeds $6.5 million, including the damage to the vehicles, out of pocket expenses, lost profits, and anticipated relocation expenses. The Company reported its losses to its insurers under applicable policies and has collected $1.0 million dollars in insurance proceeds to date. The Company anticipates a dispute with its insurers about the availability of additional insurance coverage.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no established public market for our common equity, all of which is held by Axle Holdings, which is owned by the LLC (which is controlled by affiliates of Kelso). We do not have any equity compensation plans under which securities of IAAI may be issued. See “Axle Holdings Stock Incentive Plan” in Part III, Item 11, for information regarding Axle Holdings’ equity compensation plan. See “Profit Interests in the LLC” in Part III, Item 11, for information relating to the profit interests in the LLC that were awarded to certain IAAI officers in connection with the merger.
     We are prohibited by our long-term debt arrangements from paying dividends.
ITEM 6. SELECTED FINANCIAL DATA.
     This selected financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The statement of operations data for 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and December 25, 2005 have been derived from the Consolidated Financial Statements included elsewhere in this Report that have been audited by KPMG LLP, independent registered public accounting firm, whose report is also included herein. The statement of operations data for 2002 and balance sheet data for 2003 and 2002 have been derived from audited consolidated financial statements not included in this Report.
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

	Successor		Predecessor
		May 25, 2005 –	December 27,
	December 31,	December 25,	2004 – May 24,	December 26,	December 28,	December 29,
	2006	2005	2005	2004	2003	2002
	(in thousands)
Selected Statement of Operations Data:
Revenues	$332,056	$160,410	$120,445	$240,179	$209,650	$234,197
Earnings from operations	22,898	7,909	2,584	20,909	5,011	7,426
Net earnings (loss)	(6,483)	(5,434)	(440)	12,265	2,332	4,008

	Successor		Predecessor
	2006	2005	2004	2003	2002
			(in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$14,040	$25,882	$13,325	$15,486	$10,027
Working capital	50,669	52,002	16,881	20,979	23,787
Total assets	588,463	514,860	298,979	287,793	259,650
Total debt	344,842	265,022	24,642	29,147	4,009
Current debt	2,247	1,510	14,606	10,369	2,595
Long-term debt	342,595	263,512	10,036	18,778	1,414
Total shareholders’ equity	138,272	144,024	202,651	189,086	194,102

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
Recent Events
     On December 22, 2006, we announced plans to combine operations with ADESA, Inc. (NYSE: KAR), which has entered into a definitive merger agreement to be acquired by a group of private equity investors consisting of Kelso & Company, GS Capital Partners, an affiliate of Goldman Sachs, ValueAct Capital and Parthenon Capital. As part of the transaction, IAAI will be contributed to the surviving corporation simultaneously with the closing of the private equity group’s acquisition of ADESA.
     ADESA Impact, a wholly-owned subsidiary of ADESA, has 28 salvage auction sites in the United States and 14 salvage auction sites in Canada which will be merged into IAAI. This merger will improve our national coverage in the United States and provide the largest network of salvage vehicle auctions in Canada. Prior to the merger, ADESA was the third largest salvage auction company in the United States and the largest salvage auction company in Canada. The combined operations of IAAI and ADESA Impact will be operated as Insurance Auto Auctions Inc. and be a wholly-owned subsidiary of ADESA or its successor.
Significant Items Affecting Comparability
     The merger transactions, described under Item 1 – Business — History, resulted in a new basis of accounting under Statement of Financial Accounting Standards No. 141 (“SFAS 141”). This change creates many differences between reporting for IAAI post-merger, as successor, and IAAI pre-merger, as predecessor. The predecessor financial data for periods ending on or prior to May 25, 2005, generally will not be comparable to the successor financial data for periods after that date. The merger resulted in IAAI having an entirely new capital structure, which results in significant differences between predecessor and successor in the equity sections of the financial statements. In addition, the successor incurred debt issuance costs and $265.0 million of debt in connection with the merger. As a result, interest expense and debt will not be comparable between the predecessor and the successor. We have made certain adjustments to increase or decrease the carrying amount of assets and liabilities to their fair values as of the merger date which, in a number of instances, have resulted in changes to amortization and depreciation expense amounts. The successor and predecessor results during 2005 have been combined for purposes of comparison with prior periods in the “Results of Operations” section of our Management Discussion and Analysis.

Acquisitions and New Operations
     Since 1991, we have grown through a series of acquisitions and opening of new sites and as of March 1, 2007, we have a total of 99 sites. In 2006, we acquired branches in Erie, Pennsylvania; Indianapolis and South Bend, Indiana; Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio; Ashland, Kentucky; Buckhannon, West Virginia; Missoula, Montana; Des Moines, Cedar Falls and Sioux City, Iowa; and Cicero, New York. The impact of the 2006 acquisitions on revenues is an additional $11.9 million for the three months ended December 31, 2006 and $23.9 million for the year ended December 31, 2006.
Results of Operations
     The following table sets forth our results of operations for the year ended December 31, 2006 and the year ended December 25, 2005. The results for the year ended December 25, 2005 set forth the combined successor and predecessor revenues, cost of sales, operating expense, other (income) expense and income taxes for that year.

	December 31,	December 25,
	2006	2005
	(dollars in thousands)
Revenues:
Fee income	$281,939	$240,129
Vehicle sales	50,117	40,726

	332,056	280,855

Cost of sales:
Branch cost	211,098	175,229
Vehicle cost	43,820	34,618

	254,918	209,847

Gross margin	77,138	71,008

Operating expense:
Selling, general and administrative	50,702	40,452
Loss (gain) on sale of property and equipment	9	(699)
Loss related to flood	3,529	—
Merger costs	—	20,762

	54,240	60,515

Earnings from operations	22,898	10,493

Other (income) expense:
Interest expense	30,596	15,588
Loss on early extinguishment of debt	1,300	—
Other income	(460)	(2,788)

Loss before taxes	(8,538)	(2,307)
Income taxes	(2,055)	3,567

Net loss	$(6,483)	$(5,874)

     Year Ended December 31, 2006 Compared to the Year Ended December 25, 2005
     Revenues increased 18.2% to $332.1 million for the year ended December 31, 2006, from $280.9 million in 2005. The increase in revenues was primarily due to a higher volume of vehicles sold and a higher average selling price for vehicles sold at auction. Vehicle sales increased 23.0% to $50.1 million for the year ended December 31, 2006 from $40.7 million in 2005. Vehicles sold under the purchase method accounted for approximately 5% of vehicles sold in each of 2006 and 2005. Fee income for 2006 increased 17.4% to $281.9 million versus $240.1 million in 2005 due to more favorable pricing and an increase in vehicles sold.
     Cost of sales increased 21.5% to $254.9 million for the year ended December 31, 2006, versus $209.8 million for last year. Vehicle cost of $43.8 million in 2006 increased from $34.6 million in 2005. This increase is primarily related to an increase in the number of vehicles sold under the purchase method. Branch cost of $211.1 million, which includes depreciation, in 2006 increased from $175.2 million in 2005. Branch cost includes tow, office and yard labor, occupancy, depreciation and other costs inherent in operating the branch. New branches opened in 2006 account for approximately $14.6 million of additional branch costs, including those located in Louisiana and Mississippi to support hurricane Katrina efforts. Excluding the impact of new branches, branch costs increased to $180.3 million in 2006 from $164.7 million in 2005 primarily due to increased volumes and increases in towing, occupancy costs, performance-based bonus and auction and yard related expenses.
     Gross margin of $77.1 million for the year ended December 31, 2006 increased $6.1 million, or 8.6%, from $71.0 million for 2005. The increase is primarily related to more favorable pricing and an increase in the number of vehicles sold. Gross profit margins, as a percent of revenue, decreased to 23.2% from 25.3% in the prior year. The decrease in gross margin as a percent of revenue reflects increased tow costs per unit sold in 2006 as compared to 2005 and lower margins experienced in branches acquired in 2006.
     Selling, general and administrative expense of $50.7 million in 2006 was $10.2 million more than the expense of $40.5 million in 2005. This increase is related to the amortization of intangible assets, such as supplier relationships, trade names and software, arising from the merger, non-recurring costs related to branches acquired in 2006 and increased professional fees for legal and accounting services. Amortization of intangible assets amounted to $9.8 million in 2006 and $5.3 million in 2005. The non-recurring acquisition costs of $2.6 million include retention payments made to employees of businesses acquired, consulting payments made to former owners of businesses acquired and travel and other incremental costs incurred in the integration of business acquired into the Company’s operations.
     Gain on sale of property of $0.7 million in 2005 was primarily the result of one of our properties in Houston, Texas. There were no significant gains or losses on sale of property in 2006.
     Merger costs in 2005 of $20.8 million are primarily related to $9.0 million in legal and advisory fees, $5.0 million in management fees, $4.1 million in change of control payments, $0.8 million in insurance costs and $1.9 million net interest on bond indebtedness incurred in connection with the merger transaction.
     Interest expense of $30.6 million for the year ended December 31, 2006 increased $15.0 million from $15.6 million for 2005. This increase was primarily attributable to interest incurred on the $150.0 million of 11% Senior Notes due 2013, or Notes, and borrowings on the Company’s senior credit facility for a full year in 2006 compared to only 7 months in 2005. In addition, during 2006, the Company increased the amount available on the senior credit facility from $115.0 million to $194.5 million. As a result of the amendment, the Company recognized a $1.3 million loss on the early extinguishment of debt related to the write-off of previously deferred issuance costs, fees paid to repay a portion of the original debt, and other costs. The Company also has a $50.0 million revolving credit facility which had no amounts outstanding in 2006 and 2005 as of the year end. The Notes and our new senior credit facilities, including the term loan, are described in “Financial Condition and Liquidity.”
     Other income of $0.4 million for the year ended December 31, 2006 decreased $2.4 million from $2.8 million in 2005. The decrease is primarily attributable to the settlement recorded in 2005 related to the February 16, 2000 crash of an Emery DC-8 aircraft onto our Rancho Cordova, California facility.

     Income tax benefit for the year 2006 was $2.1 million, a decrease of $5.7 million from the income tax expense of $3.6 million for 2005. The decrease in income tax expense is attributable to merger costs that were non-deductible for tax purposes in 2005. There were no such merger costs in 2006. Our effective tax rates for the years 2006 and 2005 were 24% and (155)%, respectively. We expect that our effective tax rate in 2007 will be approximately 40%.
     Our net loss for the year 2006 was $6.5 million, an increase of $0.6 million from our net loss of $5.9 million for the fiscal year 2005.
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
     Cost of sales increased 14% to $209.8 million for the year ended December 25, 2005, versus $184.0 million for 2004. Vehicle cost of $34.6 million increased $7.9 million in 2005 from $26.7 million in 2004. This increase is primarily related to an increase in the number of vehicles sold under the purchase method. Branch cost of $175.2 million, which includes depreciation, increased $17.9 million in 2005 from $157.3 million in 2004. Branch cost includes tow, office and yard labor, occupancy, depreciation and other costs inherent in operating the branch. New branches opened in 2005 account for approximately $2.6 million of additional branch costs, including those located in Louisiana and Mississippi to support hurricane Katrina efforts. Excluding the impact of new branches, branch costs increased $15.3 million primarily due to increased volumes and increases in towing, occupancy costs, performance-based bonus and auction and yard related expenses.
     Gross margin of $71.0 million for the year ended December 25, 2005 increased $14.8 million, or 26%, from $56.2 million for 2004. The increase is primarily related to more favorable pricing and an increase in the number of vehicles sold. Gross profit margins, as a percent of revenue, increased to 25.3% from 23.4% in the prior year.
     Selling, general and administrative expense of $40.5 million in 2005 was $5.5 million more than the expense of $35.0 million in 2004. This increase is primarily related to the amortization of intangible assets, such as supplier relationships, trade names and software, arising from the merger. Amortization of intangible assets amounted to $5.2 million in 2005 and $0.6 million in 2004.
     Gain on sale of property and equipment increased to $0.7 million in 2005 from a loss of $0.3 million in 2004. The increase is due primarily to the sale of one of our properties in Houston, Texas for $0.5 million.
     Interest expense of $15.6 million for the year ended December 25, 2005 increased $14.0 million from $1.6 million for 2004. This increase was primarily attributable to interest incurred on the $150.0 million of Notes and a new $115.0 million term loan with a seven year maturity. The notes and our new senior credit facilities, including the term loan, are described in “Financial Condition and Liquidity.”
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
     Net cash provided by operating activities during 2006 was $17.0 million, a $3.0 million increase from the same period last year. The increase was primarily a result of significant merger costs incurred in 2005, which were partially offset by the settlement with TN Tech of the Emery Air Freight dispute received in 2005 and higher interest payments made in 2006. We received an aggregate $2.0 million refund of federal income taxes, relating to 2003 and 2004, during 2006. The refunds resulted from the carry-back of net operating losses relating to the pre-merger period.
     Net cash used in investing activities during 2006 was $107.3 million, consisting primarily of funds provided to fund acquisitions made throughout the year of $91.1 million and capital expenditures of $17.5 million. These capital expenditures consisted of various branch improvements, including upgrades to existing branches, the development of new facilities, and continued enhancements to our new information technology system.
     Net cash provided by financing activities during 2006 was $78.5 million, compared to $371.5 million provided during 2005. This cash provided by financing activities during 2006 primarily resulted to the amendment of our term loan, including the addition of $81.2 million of outstanding principal. The activity during 2005 was primarily attributable to the issuance of debt related to the merger transaction.
     At December 31, 2006, we had current assets of $109.8 million, including $14.0 million in cash and cash equivalents, current liabilities of $59.1 million and net working capital of $50.7 million, which represented a $1.3 million decrease from December 25, 2005.
     Our accounts receivable increased $9.7 million to $56.6 million as of December 31, 2006, from $46.9 million as of December 25, 2005. Accounts receivable consists of balances due from our salvage providers for auction space and related buyer fees, advance charges paid by us on their behalf and other service fees. The advance charges typically include storage and tow fees incurred at a temporary storage or repair shop prior to our moving vehicles to one of our facilities. 2006 acquisitions accounted for over $5.0 million of the increase in accounts receivable. Inventory decreased $0.4 million to $19.2 million as of December 31, 2006, from $19.6 million as of December 25, 2005. Inventory consists of capitalized tow charges on vehicles on hand and the cost of purchased vehicles once title is received. Inventory increased due to increased inventory costs on a per unit basis and the number of vehicles in inventory under the purchase agreement method. Our amended senior credit facilities are comprised of a $50.0 million revolving credit facility maturing in 2011 and a $194.5 million term loan facility maturing in 2012. The revolver is principally used for working capital purposes, and the term loan was used to finance the merger transactions. For purposes of calculating interest, loans under the senior credit facilities are designated as Eurodollar rate loans or, in certain circumstances, base rate loans, plus applicable borrowing margins. Eurodollar loans bear interest at the rate for deposits in dollars appearing on page 3750 of the Telerate screen as of 11:00 a.m., London time, two business days prior to the beginning of the applicable interest period, plus a borrowing margin as described below. Interest on Eurodollar rate loans is payable (i) as to any Eurodollar loan having an interest period of three months or less, on the last day of such interest period, and (ii) as to any Eurodollar loan having an interest period longer than three months, each day that is three months, or a whole multiple thereof, after the first day of such interest period and the last day of such interest period. Base rate loans bear interest at (a) the greater of (i) the rate most recently announced by the Bank of New York as its “prime rate” in effect at its principal office in New York City, and (ii) the Federal Funds Effective Rate (as defined in our senior credit agreement) plus 0.50% per annum, plus (b) a borrowing margin as described below. The margin varies from 2.25% to 2.75% on Eurodollar revolving loans and from 2.25% to 2.50% on Eurodollar term loans. The margin varies from 1.25% to 1.75% on base rate revolving loans and from 1.25% to 1.50% on base rate term loans. The amount of the margin is based on our leverage ratio. As of December 31, 2006, the weighted average annual interest rate applicable to Eurodollar rate loans was 7.9%. During the period December 26, 2005 to December 31, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.6%. A commitment fee of 0.50% on the unused portion of the senior credit facilities is payable on a quarterly basis. As of December 31, 2006, $47.6 million was available for borrowing under the senior credit facilities.
     Our obligations under the senior credit facilities are guaranteed by direct and indirect significant subsidiaries of IAAI. In addition, each future significant domestic subsidiary of IAAI is required to guarantee those obligations. The senior credit facilities are secured by (1) all existing and future property and assets, real and personal, of IAAI and each guarantor, subject to certain exceptions; (2) a pledge of 100% of the stock of each of IAAI’s existing and future direct and indirect domestic subsidiaries; (3) all present and future intercompany debt of IAAI and each guarantor; and (4) all proceeds of the assets described in clauses (1), (2) and (3) above. Under the senior credit facilities, we are required to meet specified restrictive financial covenants, including a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The credit facilities also contain various other covenants that limit our ability to, among other things:
•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property or assets;

•	engage in sales, transfers and other dispositions of our property or assets;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders;

•	make or commit to make capital expenditures over certain thresholds; · make loans and investments and enter into acquisitions and joint ventures;

•	prepay, redeem or repurchase our debt, or amend or modify the terms of certain material debt or certain other agreements; and

•	restrict our ability and the ability of our subsidiaries to pay dividends and make distributions.
     We are currently in compliance with our covenants under the senior credit facilities.
     The covenants contained within the senior credit facilities are important to an investor’s understanding of our financial liquidity, as a violation could cause a default and lenders could elect to declare all amounts borrowed due and payable. The coverage ratio covenants are based on consolidated EBITDA. Consolidated EBITDA is defined as net income (loss) plus income tax provision (benefit), interest expense (net) and depreciation and amortization with further adjustments including non-cash items, nonrecurring items, and sponsor advisory fees. While consolidated EBITDA is neither a defined term under generally accepted accounting principles in the United States (“GAAP”) nor a substitute for GAAP, we believe that the inclusion of consolidated EBITDA is appropriate, as it provides additional information to demonstrate compliance with the financial covenants. Below is a table detailing our consolidated EBITDA for the periods indicated (in thousands):

						Twelve
						Months
	Three Months Ended					Ended
	March 26,	June 25,	September 24,	December 31,		December 31,
	2006	2006	2006	2006		2006
	(dollars in thousands)
Net loss	$(504)	$(71)	$(4,261)	$(1,647)		$(6,483)
Income taxes	(314)	(94)	(1,300)	(347)		(2,055)
Interest expense (net)	6,329	6,619	8,128	9,060		30,136
Depreciation and amortization	4,933	5,641	6,572	6,792		23,938

EBITDA	10,444	12,095	9,139	13,858		45,536
Non-cash charges	1,051	343	576	498	(1)	2,468
Non-recurring expense	2,866	321	3,654	1,244	(2)	8,085
Advisory service fees	125	125	125	238		613

Consolidated EBITDA	$14,486	$12,884	$13,494	$15,838		$56,702

(1)	For the quarter ended December 31, 2006, the non-cash charges included $0.3 million of stock-based compensation expense and $0.2 million of rent adjustment relating to amortization of lessor funded improvements and straight-line adjustment related to leases.

(2)	For the quarter ended December 31, 2006, non-recurring expense primarily consisted of $1.0 million in acquisition related costs.
     The scheduled quarterly amortization payments under the senior credit facilities are $0.5 million per quarter, with a balloon payment of $184.3 million due on May 19, 2012.
     With respect to fiscal years ending on or about December 31, 2007, we are required to make a mandatory annual prepayment of the term loan and the revolving loan in an amount equal to 75% of excess cash flow, as defined in our senior credit agreement, when the consolidated leverage ratio is 4.0x or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0x but less than 4.0x. In addition, we are required to make a mandatory prepayment of the term loans with, among other things:
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
     As of December 31, 2006, there were no borrowings under the revolving credit facilities. The Company has outstanding letters of credit in the aggregate amount of $2.4 million, and $194.5 million outstanding under its term loan facility. At December 31, 2006, the interest rate on borrowings under the term loan was 7.9%.
     We have issued $150.0 million of Notes that mature on April 1, 2013, with interest paid semi-annually every April 1 and October 1. Under the indenture governing the Notes, subject to exceptions, we must meet a minimum consolidated interest coverage ratio to incur additional indebtedness. Prior to April 1, 2008, on any one or more occasions, we may use the net proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.00% of the principal amount, plus accrued and unpaid interest. Otherwise, the notes are not redeemable until April 1, 2009. Starting on April 1, 2009, we have the option to redeem all or a portion of the notes at a redemption price equal to a percentage of the principal amount, plus accrued and unpaid interest. In the event of this kind of an optional redemption, the redemption price would be 105.50% for the 12-month period beginning April 1, 2009; 102.75% for the 12-month period beginning April 1, 2010; and 100.00% thereafter. If we experience specific kinds of changes of control, we must offer to purchase the notes at a price of 101% of their principal amount, plus accrued and unpaid interest. The indenture governing the notes contains various covenants which, subject to exceptions, limit our ability, and the ability of our restricted subsidiaries to, among other things:
•	borrow money;

•	incur liens;

•	pay dividends or make certain other restricted payments or investments;

•	issue disqualified stock;

•	merge, consolidate or sell all or substantially all of our or the acquior’s assets;

•	enter into transactions with affiliates;

•	create restrictions on dividends or other payments by the restricted subsidiaries;

•	sell certain assets and use proceeds from asset sales; and

•	create guarantees of indebtedness by restricted subsidiaries.
     Our credit agreement limits the 2007 capital expenditures to $22.0 million. We expect that our capital expenditure level will be within the $22.0 million credit agreement limitation.
     We have capital leases of approximately $0.35 million, of which approximately $0.32 million is classified as short term. Other long-term liabilities include our post-retirement benefits liability that relates to a prior acquisition.
     We believe that existing cash, as well as cash generated from operations, together with available borrowings under our new senior credit facilities, will be sufficient to fund capital expenditures and provide adequate working capital for operations for the next 12 months.
     The obligations of the Company under the Notes and the credit facilities are guaranteed by the Company’s wholly-owned subsidiaries. The guarantees are full, unconditional, and joint and several.

Summary Disclosure about Contractual Obligations
          The following table sets forth our long-term contractual cash obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2007	2008	2009	2010	2011	Thereafter	Total
	(dollars in thousands)
Long-term debt:
Term loan	$1,950	$1,950	$1,950	$1,950	$1,950	$184,763	$194,513
Senior notes	—	—	—	—	—	150,000	150,000
Capital leases(1)	316	33	—	—	—	—	349
Operating leases	27,681	28,486	26,014	23,667	21,570	149,145	276,563
Other long-term obligations:
Non-compete agreements	318	258	45	45	25	—	691

Total	$30,265	$30,727	$28,009	$25,662	$23,545	$483,908	$622,116

(1)	Includes related interest expense.
Critical Accounting Policies
          The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. As such, we continuously evaluate our estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
          Goodwill
          As of December 31, 2006, we had $241.3 million of goodwill recorded in our consolidated financial statements. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill for possible impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of this asset may not be recoverable. Important factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results; significant negative industry or economic trends; significant decline in our stock price for a sustained period; and our market capitalization relative to net book value. If we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on the excess of carrying amount over fair value measured using a projected discounted cash flow model or other valuation techniques.
          Deferred Income Taxes
          As of December 31, 2006, we had $11.7 million of current net deferred tax assets recorded. The current deferred tax assets relate to temporary differences in inventory, accrued liabilities and a federal net operating loss carryforward. We have determined that we may not realize the full tax benefit related to certain deferred tax assets. As such, a valuation allowance to reduce the carrying value of the deferred tax assets has been recorded.
          As of December 31, 2006, we had $36.1 million of net non-current deferred tax liabilities recorded. The net non-current deferred tax liabilities relate primarily to intangible assets related to the merger transactions, depreciation and state net operating losses incurred in several of the states where we operate.

          Long-Lived Assets and Certain Identifiable Intangibles
          As of December 31, 2006, we had $80.2 million of net property and equipment along with net intangible assets of $147.5 million. We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows change in the future, we may be required to reduce the carrying amount of an asset to its fair value.
          Recent Accounting Pronouncements
          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends FASB Statements No. 133 (“SFAS 133”), “Accounting for Derivative Instrument and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 eliminates the exemption of applying SFAS 133 to interests in securities and financial assets so that similar instruments are accounted for similarly regardless of the term of the instruments. The Company adopted this new accounting standard on January 1, 2007. The Company is currently evaluating the impact of the adoption of SFAS 155 on its financial statements, although it presently does not anticipate the adoption of SFAS 155 to have a material impact on its financial statements.
          In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. The Company adopted this new accounting standard on January 1, 2007. The Company is currently evaluating the impact of the adoption of SFAS 156 on its financial statements, although it presently does not anticipate that the adoption of SFAS 156 will have a material impact on its financial statements.
          In March 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. The statement seeks to clarify the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. The Company adopted this new standard as of January 1, 2007. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment to FASB Statements No. 87, 88, 106 and 132(R)”. The statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to apply SFAS 158 as of the end of 2007. The Company is currently evaluating the impact of the adoption of SFAS 158 on its financial statements.
          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 31, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $1.9 million increase in accrued liabilities, a $0.7 million increase in deferred income tax assets and a $1.2 million reduction in retained earnings. Those adjustments include the cumulative difference between recording annual buyer registration revenue on a straight-line basis versus the previous Company policy of recording the revenue as received, which increased accrued liabilities and deferred tax assets by $2.2 million and $0.8 million, respectively and the cumulative difference of the exclusion of certain paid claims to determine insurance claim accruals, which decreased accrued liabilities and deferred taxes by $0.3 million and $0.1 million, respectively. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior years’ statements of operations and cash flow.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are exposed to interest rate fluctuations on our floating rate credit facility, under which we had outstanding a $194.5 million term loan at December 31, 2006. We also have $150.0 million of senior notes at a fixed rate of 11%.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          See Item 15(a) for an index to the Consolidated Financial Statements which are included therein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), under the Exchange Act), as of the end of the period covered by this Report. The controls evaluation was conducted under the supervision of our Audit Committee, and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
          During 2006 and 2005, we made changes to our controls and procedures as part of our ongoing monitoring and improvement of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers and Other Key Employees
          The following table provides certain information regarding our directors, executive officers and key employees as of March 1, 2007. Each director and officer will hold office until a successor is elected or qualified or until his earlier death, resignation or removal. Kelso has the right to designate all of our directors pursuant to a shareholders agreement and to remove any or all of them from time to time. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Shareholders Agreement.”

Name	Age	Position
Thomas C. O’Brien	53	President, Chief Executive Officer and Director
David R. Montgomery	50	Senior Vice President and Chief Operating Officer
Eric M. Loughmiller	47	Senior Vice President and Chief Financial Officer
Donald J. Hermanek	58	Senior Vice President, Sales and Marketing
John R. Nordin	50	Senior Vice President, Chief Information Officer
John W. Kett	43	Senior Vice President, Planning and Business Development
Sidney L. Kerley	32	Vice President, General Counsel and Secretary
David J. Ament	32	Director
Brian T. Clingen	47	Director
Church M. Moore	34	Director
David I. Wahrhaftig	49	Director
          Thomas C. O’Brien became President and Chief Executive Officer in November 2000. As President and Chief Executive Officer, Mr. O’Brien oversees our overall corporate administration as well as strategic planning. Prior to joining us, Mr. O’Brien served as president of Thomas O’Brien & Associates from 1999 to 2000. From 1996 to 1999, he served as executive vice president of Vistar, Inc., an auto glass replacement and insurance claims processing company. From 1992 to 1996, he served as president of Globe Glass & Mirror Co., one of the two entities combined to form Vistar, Inc.
          David R. Montgomery joined us in April 2001 as Senior Vice President and Chief Operating Officer. Mr. Montgomery is responsible for our operations and field sales, including our National Network and specialty salvage business. Prior to joining us, Mr. Montgomery served as chief executive officer of Greenleaf Acquisitions, LLC, a subsidiary of Ford Motor Company, from 1999 to April 2001. From 1996 to 1999, he served as area vice president of Safelite/Vistar Autoglass, an auto glass services and insurance claims processing company. From 1988 to 1996, he served in various management capacities at Windshields America, Inc., one of the two entities combined to form Vistar, Inc.
          Eric M. Loughmiller joined us in November 2006 as consultant and became Senior Vice President and Chief Financial Officer in January 2007. Mr. Loughmiller is responsible for the Company’s financial functions, real estate and investor relations. Prior to joining us, Mr. Loughmiller served as the Vice President and Chief Financial Officer of Thought Works, Inc., a software consulting firm, from January 2001 to October 2006.
          Donald J. Hermanek joined us in August 2000 as Senior Vice President of Sales and Marketing. Mr. Hermanek is responsible for corporate sales and the corporate accounts group. Prior to joining us, Mr. Hermanek served as vice president of business development for Consolidated Services Corp., a full service fleet management company, from 1997 to 2000. He also served as vice president of National Sales for Safelite Glass Corporation, an auto glass services and insurance claims management company, from 1992 to 1997.

          John R. Nordin joined us in November 2003 as Senior Vice President, Chief Information Officer. Mr. Nordin is responsible for information services functions, including software application acquisition and development, computer operations and telecommunications. Prior to joining us, Mr. Nordin served as vice president and chief information officer at A. M. Castle & Co., a provider of highly engineered materials and value-added processing, from 1998 to November 2003. From 1995 to 1998, he served as vice president and chief information officer at Candle Corporation of America, a candle manufacturing company.
          John W. Kett joined us in August 2001 as Vice President of Field Support. In June 2004, he was named Senior Vice President of Planning and Business Development. Mr. Kett is responsible for planning, pricing, financial analysis, marketing and has primary responsibility for business development. Prior to joining us, Mr. Kett served as controller for Central Steel and Wire Co. a metal distribution company, from 1998 to 2001 and controller of Vistar, Inc from 1996 to 1998. From 1992 to 1996, Mr. Kett held various positions at Globe Glass & Mirror Co. including regional operations manager.
          Sidney L. Kerley joined us in April 2001 as Corporate Counsel. In October 2004, he was named Vice President, General Counsel and Secretary. He is responsible for our general legal affairs, including SEC compliance and filings, mergers and acquisitions, corporate finance and litigation. Prior to joining us, Mr. Kerley served as an attorney at the law firm of Fairbank & Vincent.
          David J. Ament became a director in May 2005. Mr. Ament joined Parthenon Capital, a private equity firm, in 2003 and is a partner in its Boston office. Prior to joining Parthenon, he was a principal at Audax Group, a private equity firm, from 2001 to 2003. Prior to that, Mr. Ament was an investment professional at Apollo Advisors. Mr. Ament is also a director of Spheris Holdings LLC and MCI Acquisition Corp.
          Brian T. Clingen became a director in May 2005. Mr. Clingen is the founder and president of BP Capital Management, an investment management company based in Hillside, Illinois. Mr. Clingen founded BP Capital Management in August 1998.
          Church M. Moore became a director in May 2005. Mr. Moore joined Kelso, a private equity firm, in 1998 and has been a Vice President since 2004. From 1997 to 1998, he was an associate at Investcorp International, Inc. Previously, Mr. Moore was an associate in the corporate finance group at BT Securities Corporation. Mr. Moore is also a director of Del Laboratories, Inc., DS Waters Enterprises, Inc., Ellis Communications Group, LLC and U.S. Electrical Services, LLC.
          David I. Wahrhaftig became a director in May 2005. Mr. Wahrhaftig joined Kelso, a private equity firm, in 1987 and has been managing director since 1997. From 1982 to 1987, he served as associate director of mergers and acquisitions and a management consultant for Arthur Young & Company, an accounting firm. Mr. Wahrhaftig is also a director of BWAY Corporation, DS Waters Enterprises, Inc., Renfro Corporation and U.S. Electrical Services, LLC. He is also on the Board of Visitors at Wake Forest University.
Committees of the Board of Directors
          The board of directors has established an audit committee and a compensation committee. The audit committee recommends the annual appointment of independent auditors. The audit committee reviews with the auditors the scope of the audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal controls. The compensation committee reviews and approves the compensation and benefits of our employees, directors and consultants, administers our employee benefits plans, authorizes and ratifies stock option grants and other incentive arrangements, authorizes employment and related agreements and oversees our corporate governance matters. Messrs. Clingen, Moore and Wahrhaftig serve on the audit committee and Messrs. Clingen, Moore, O’Brien and Wahrhaftig serve on the compensation committee. Mr. Clingen serves as chairman of the audit committee and Mr. Wahrhaftig serves as chairman of the compensation committee. The Board has determined that Mr. Clingen is “independent” and qualifies as an “audit committee financial expert,” as those terms are defined under applicable SEC Rules.

Section 16(a) Beneficial Ownership Reporting Compliance
          Not applicable.
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
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
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
Compensation Program Components
          Our compensation program for executive management consists of the following components:
          Base salary: A minimum base salary is provided for each of our named executive officers in their employment agreements. The Compensation Committee reviews base salary annually and adjusts base salaries as appropriate in accordance with its compensation philosophy. In order to attract and retain qualified employees, the Compensation Committee strives to set executive officer base salaries at levels competitive to those provided to executives with similar responsibilities in businesses comparable to ours. In determining base salaries of our executive officers, the Compensation Committee considers the performance of each executive, the nature of his or her responsibilities, and the Company’s general compensation practices.
          Annual incentives: All executive officers are eligible for annual incentives under the 2006 Incentive Plan, with awards determined by the Compensation Committee. Annual incentives are payable to our executive officers based upon the achievement of objectively quantifiable and measurable goals and objectives determined in advance by the Compensation Committee. Additional special incentives may also be awarded by the Compensation Committee for the achievement of specific strategic initiatives outside the ordinary course of the Company’s business operations or for extraordinary performance. As an example, in 2005, the Compensation Committee adopted the 2005 Shareholder Value Incentive Plan, which awarded success bonuses upon the closing of the merger transactions. The 2005 Shareholders Value Incentive Plan expired upon payment of the success bonuses.
          Equity ownership: We believe that one of the best ways to align the interests of stockholders and executives is by providing those individuals who have substantial responsibility over the management, performance and growth of the Company with an opportunity to have a meaningful ownership position in the Company. There were no stock options granted to the executive officers in 2006. As part of the merger transactions, our executives rolled a substantial number of stock options issued under our prior stock option plans into fully vested options to receive stock of our parent company, Axle Holdings. In addition, as part of the merger transactions, our executives were awarded profit interests in the LLC that owns Axle Holdings. We anticipate that the combined economic interest in the appreciation of the equity of Axle Holdings granted through the profit interests and through the new Axle Holdings Stock Incentive Plan will be approximately

13.0%, on a fully diluted basis, in the aggregate. Vesting of a portion of the profit interests is based on completion of a stated period of service; vesting of other portion is performance-related and will vest on Kelso’s achievement of certain multiples on its original indirect equity investment in Axle Holdings. We believe that management having strong economic incentives as stockholders of IAAI’s parent companies will inspire management to act in the best interests of IAAI, its parent companies, and their other stockholders.
Compensation for the Chief Executive Officer
          In establishing Mr. O’Brien’s compensation for 2006, we applied the principles outlined above in the same manner as they were applied to the other executives. We considered the Company’s and Mr. O’Brien’s accomplishment of objectives that had been established at the beginning of the year and our own subjective assessment of his performance. We noted that under Mr. O’Brien’s leadership, we achieved significant growth. Mr. O’Brien successfully led important strategic initiatives to improve productivity and reduce the Company’s cost structure. He also led the Company through the merger transaction and delivered significant value to our former stockholders.
          Following review by the Compensation Committee of Mr. O’Brien’s employment agreement, his strong performance, and the Company’s strategic goals for 2006, Mr. O’Brien’s annual base salary for 2006 was set at $452,000. Mr. O’Brien received a bonus of $236,000, which includes both Mr. O’Brien’s annual bonus and his success bonus under the 2005 Shareholder Incentive Plan. As previously described, Mr. O’Brien, like other members of management, received no stock options during 2006. As part of the merger transactions, all of Mr. O’Brien’s restricted stock units and a portion of his stock options were canceled in exchange for cash payments that are described in the Summary Compensation Table. See “Summary Compensation Table” in Part III, Item 11 for more information. The remaining portion of his stock options were rolled over into options for shares of Axle Holdings’ common stock on the same basis as the other executive officers. He also received 193,456 profit interests units in the LLC on the same terms as the other executive officers.
          The Board of Directors approved a discretionary bonus of $73,500 based on the Company’s performance in 2006 and Mr. O’Brien’s efforts with respect to strategic initiatives including the acquisition of 16 branches in 2006, the effective integration of acquired branches into the Company’s operations and assistance related to the planned merger of the Company with ADESA.
Certain Tax Considerations
          Section 162(m) of the Internal Revenue Code, generally disallows a tax deduction to publicly-held corporations for compensation exceeding $1 million paid to executive officers. Because IAAI’s stock was not publicly-held on the last day of its 2006 tax year, it is not subject to Section 162(m) for such period.
          The following table provides certain information concerning the compensation earned, for services rendered in all capacities to us and our subsidiaries during each of the last three years, by the Company’s Chief Executive Officer, Chief Financial Officer and each of our other four most highly compensated executive officers in 2006, collectively the named executive officers.

SUMMARY COMPENSATION TABLE

					Stock
				Restricted	Option	All Other
Name and Principal				Stock Awards	Awards	Compensation	Total
Position	Year	Salary($)(1)	Bonus($)	($)(2)	($)	($)(3)	($)
Thomas C. O’Brien	2006	$452,000	$74,000	$—	$—	$31,000	$557,000
President and Chief Executive Officer

Eric M. Loughmiller(4)	2006	30,000	11,000	—	—	2,000	43,000
Sr. Vice President and Chief Financial Officer

David R. Montgomery	2006	291,000	47,000	—	—	27,000	365,000
Sr. Vice President and Chief Operating Officer

Scott P. Pettit(5)	2006	260,000	42,000	—	—	26,000	328,000
Sr. Vice President and Chief Financial Officer

Donald J. Hermanek	2006	244,000	40,000	—	—	28,000	312,000
Sr. Vice President – Sales and Marketing

John R. Nordin	2006	200,000	32,000	—	—	24,000	256,000
Sr. Vice President, Chief Informational Officer

(1)	Includes salary deferred under our 401(k) Plan and Internal Revenue Service Section 125 Plan. All amounts are rounded to the nearest thousand.

(2)	The market value of the common stock underlying restricted stock units, or RSUs, was determined by using the closing price per share of the common stock on the applicable grant date, as reported on the NASDAQ Stock Market, and without recognizing any diminution in value attributable to the restrictions on RSUs. Fiscal 2004 RSUs were granted on November 19, 2004 (the closing price on that date was $22.10). All RSUs became fully vested in connection with the merger.

(3)	Represents matching contributions that the Company made to our 401(k) Plan on behalf of the named executive officer and amounts paid by the Company pursuant to an automobile allowance.

(4)	Mr. Loughmiller became Senior Vice President and Chief Financial Officer on January 10, 2007.

(5)	Mr. Pettit, Senior Vice President and Chief Financial Officer, left the Company on January 10, 2007.

Stock Options
          There were no stock options for IAAI stock granted to the named executive officers during 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
			Equity
			Incentive
			Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Thomas C. O’Brien	66,168	—	—	14.06	12/16/12
	62,264	—	—	12.56	11/14/13

Eric M. Loughmiller	—	—	—	—	—

David R. Montgomery	33,084	—	—	14.06	12/16/12
	12,902	—	—	12.56	11/14/13

Scott P. Pettit	33,084	—	—	14.06	12/16/12
	12,902	—	—	12.56	11/14/13

Donald J. Hermanek	27,570	—	—	14.51	9/05/10
	7,195	—	—	14.06	12/16/12

John R. Nordin	6,617	—	—	12.56	11/14/13
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
Axle Holdings Stock Incentive Plan
          Axle Holdings has adopted a new stock incentive plan that provides for grants of incentive and non-qualified stock options as well as grants of restricted stock to officers or other key employees of Axle Holdings or any of its subsidiaries, including IAAI. 341,352 shares are reserved for issuance upon the exercise of options under the incentive plan, which represents approximately 4.7% of the outstanding shares of Axle Holdings common stock on a fully diluted basis immediately after the merger. At March 1, 2007, options for 311,300 shares of Axle Holdings common stock were issued to non-executive management employees. The combined economic interest in the appreciation in the equity of Axle Holdings granted to employees of IAAI through the new stock incentive plan and to continuing investors and other persons, if any, through LLC profit interests is expected to be approximately 13.0% on a fully diluted basis, in the aggregate.
          The exercise price, vesting schedule and number of options granted under the incentive plan is determined by the Axle Holdings’ compensation committee, provided that the exercise price cannot be less than the fair market value (as determined under the incentive plan) of the Axle Holdings common stock on the date of grant.
          Axle Holdings’ compensation committee may grant awards of restricted stock, subject to such restrictions, terms and conditions, as the compensation committee shall determine in its sole discretion. The Axle Holdings compensation committee also determines the price to be paid for each share of restricted stock subject to the award which, to the extent required by law, shall not be less than the par value of the common stock of Axle Holdings. The vesting of a restricted stock award granted under the incentive plan may be conditioned upon the completion of a specified period of employment or service with Axle Holdings, upon the attainment of specified performance goals, and/or upon such other criteria as the compensation committee may determine in its sole discretion.
          Unless otherwise determined by the Axle Holdings’ compensation committee at the time of grant, upon an exit event (as defined in the incentive plan), all awards of restricted stock (whether or not then exercisable) shall vest and each option that, by its terms, becomes exercisable solely upon completion of a stated period of service, together with any outstanding options that, prior to or in connection with such exit event, have become exercisable in connection with the attainment of performance objectives, will be canceled in exchange for a payment in cash of an amount equal to the excess of the price paid in the exit event transaction over the exercise price of such restricted stock award or option. All remaining options that have not become exercisable at the time of the exit event will be canceled. Notwithstanding the foregoing, if provided in the option agreement, no cancellation or cash settlement or other payment will occur upon an exit event with respect to any option if the Axle Holdings’ compensation committee reasonably determines in good faith prior to the occurrence of an exit event that such option will be honored or assumed, or new rights substituted therefore by a participant’s employer (or the parent or a subsidiary of such employer) immediately following the exit event.
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
          The compensation paid to Thomas C. O’Brien, President and Chief Executive Officer, for the 2006 fiscal year was based on an amended and restated employment agreement dated April 2, 2001. Under his employment agreement, Mr. O’Brien is entitled to an annual base salary of $350,000, or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 100% of his annual salary based upon the achievement of target performance goals. Mr. O’Brien will be entitled to receive in excess of 100% of his annual salary as a performance incentive if the Company’s performance exceeds the goals and objectives determined by the Board.
          The compensation paid to Eric M. Loughmiller, Sr. Vice President and Chief Operating Officer, for the 2006 fiscal year was based on an employment letter dated November 9, 2006. Mr. Loughmiller entered into an employment agreement dated January 12, 2007. Under his employment agreement, Mr. Loughmiller is entitled to an annual base salary of $260,000, or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 75% of his annual salary based upon the achievement of target performance goals.
          The compensation paid to David R. Montgomery, Sr. Vice President and Chief Operating Officer, for the 2006 fiscal year was based on an employment agreement dated April 2, 2001. Under his employment agreement, Mr. Montgomery is entitled to an annual base salary of $225,000, or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 75% of his annual salary based upon the achievement of target performance goals.
          The compensation paid to Scott P. Pettit, Sr. Vice President and Chief Financial Officer, for the 2006 fiscal year was based on an employment agreement dated April 2, 2001. Under his employment agreement, Mr. Pettit is entitled to an annual base salary of $195,000, or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 75% of his annual salary based upon the achievement of target performance goals. Mr. Pettit left the company on January 10, 2007.
          The compensation paid to John R. Nordin, Sr. Vice President and Chief Information Officer, for the 2006 fiscal year was based on an employment agreement dated October 23, 2003. Under his employment agreement, Mr. Nordin is entitled to an annual base salary of $180,000, or such increased amount as may be determined from time to time by the Board, and a performance incentive bonus of 50% of his annual salary based upon the achievement of target performance goals.
          Additionally, each of the employment agreements for the above-named executive officers has a change of control provision that provides that in the event that the named executive officer’s employment with the Company is terminated involuntarily or without cause within two years of the effective date of a change in control (as such terms are defined therein), the named executive officer will be entitled to receive 18 months worth of annual base salary and other accrued obligations, plus continued coverage under our health benefit plans for up to 18 months under certain circumstances. The merger constituted a change of control under the employment agreements.
          On September 5, 2000, we entered into a change of control and employment agreement with Mr. Hermanek, Sr. Vice President – Sales and Marketing. The term of the employment agreement commences upon a change of control and ends on the second anniversary of the date of the change of control, unless renewed pursuant to the terms of the employment agreement. Under this employment agreement, during the two years following a change of control (as defined therein), Mr. Hermanek is entitled to an annual base salary equal to at least 12 times the highest monthly base salary paid to him during the year immediately preceding the month in which a change of control occurs. During the two years following a change of control, Mr. Hermanek is entitled to an annual bonus at least equal to the greater of (i) Mr. Hermanek’s target bonus payable under our incentive plans for the fiscal year in which the change of control occurs and (ii) the average of Mr. Hermanek’s annual bonuses actually paid under our incentive plans for the three fiscal years immediately preceding the fiscal year in which the change of control occurs. This employment agreement also provides that in the event that Mr. Hermanek’s employment with the Company is terminated by us without cause or by Mr. Hermanek with good reason (as such terms are defined therein), he will be entitled to receive (i) a lump sum payment of his base salary plus bonus calculated as set forth in the agreement, plus (ii) benefits to Mr. Hermanek and his family at least equal to those which would have been provided to them in accordance with our plans, programs, practices and policies then in place (until he is employed by another employer and is eligible to receive comparable benefits from such employer) and (iii) additional benefits through COBRA at the end of that 18-month period. The merger constituted a change of control under Mr. Hermanek’s employment agreement.
Executive Severance Plan
          Effective August 9, 2000, we adopted a severance plan that provides certain severance benefits to our executive officers for a minimum of six months up to a maximum of 12 months in the event the executive officer’s employment is terminated under certain circumstances.
          Unless otherwise increased by us in our sole discretion, if we terminate the executive officer’s employment for any reason other than for cause (as defined in the severance plan), or if the executive officer voluntarily terminates employment with us for good reason, (as defined in the severance plan), the executive officer will receive, in exchange for providing us with a duly executed waiver and release, a monthly severance benefit payable over a minimum of six months up to a maximum of 12 months, in an amount equal to the product of (i) times (ii), where:
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

(C)	the executive officer’s auto allowance for the fiscal year during which the termination occurs.
(ii)	represents a fraction, the numerator of which is the number of whole completed years of employment, but not less than six nor more than 12, and the denominator of which is 12; provided, however, that in the event that the executive officer’s termination of employment occurs within one year following the date on which a new chief executive officer is hired by us, the executive officer shall receive 12 months of severance pay generally calculated on the basis of the amounts set forth; provided, further, that the amount taken into account as the executive officer’s bonus shall be equal to the executive officer’s target bonus for the fiscal year during which the executive officer’s employment is terminated.
          An executive officer is not entitled to any benefit if we terminate the officer’s employment for cause, if the officer voluntarily terminates employment for any reason other than good reason, or if the officer’s employment is terminated as a result of death or disability. If an officer has an employment agreement with us, the officer is not eligible for severance benefits under the severance plan. Currently, all of our executive officers have employment agreements and thus are not eligible for benefits under the severance plan.
Compensation Committee Interlocks and Insider Participation
          None of our executive officers serve as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b), of Regulation S-K with management. Based on the review and discussion referred to in the preceding sentence, the compensation committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s Report.
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
          The following directors of the Company’s Compensation Committee have provided the foregoing report:
David I. Wahrhaftig, Chairman
Brian T. Clingen
Church M. Moore
Thomas C. O’Brien

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND ELATED STOCKHOLDER MATTERS.
Ownership of Securities
          The LLC, through Axle Holdings, owns 100% of our equity interests, thus none of our equity interests are authorized for issuance under equity compensation plans.
          The following table sets forth certain information as of March 1, 2007 with respect to the beneficial ownership of Axle Holdings’ equity securities by: (1) each person or entity who owns of record or beneficially 5% or more of any class of Axle Holdings’ voting securities; (2) each of our named executive officers and directors; and (3) all of our directors and named executive officers as a group. To our knowledge, each shareholder will have sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote to the following table. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

	Shares Beneficially Owned
	Number of Shares of	Percentage of
Name	Common Stock	Class(1)
Principal Shareholders:

Axle Holdings II, LLC(2)	5,619,561	100.0%
Kelso Investment Associates VII, L.P.(2)(3)	4,741,418	84.4
KEP VI, LLC(2)(3)	4,741,418	84.4
Frank T. Nickell(2)(3)(4)	4,741,418	84.4
Thomas R. Wall, IV(2)(3)(4)	4,741,418	84.4
George E. Matelich(2)(3)(4)	4,741,418	84.4
Michael B. Goldberg(2)(3)(4)	4,741,418	84.4
David I. Wahrhaftig(2)(3)(4)(7)	4,741,418	84.4
Frank K. Bynum, Jr.(2)(3)(4)	4,741,418	84.4
Philip E. Berney(2)(3)(4)	4,741,418	84.4
Frank J. Loverro(2)(3)(4)	4,741,418	84.4
James J. Connors, II(2)(3)(4)	4,741,418	84.4
Entities affiliated with Parthenon(5)(6)	585,553	10.4
Executive Officers and Directors:
Thomas C. O’Brien(7)(8)	171,379	3.0
Eric M. Loughmiller	—
David R. Montgomery(9)	65,446	1.2
Scott P. Pettit(10)	65,798	1.2
Donald J. Hermanek(11)	50,129	*
John W. Kett(12)	26,742	*
John R. Nordin(13)	17,120	*
Sidney L. Kerley(14)	11,127	*
David J. Ament(7)	—	*
Brian T. Clingen(7)	78,074	1.4
Church M. Moore(7)(15)	—	*
David I. Wahrhaftig(7)	4,741,418	84.4
Executive Officers and Directors as a group (12 persons)(16)	5,227,233	93.0

*	Less than one percent.

(1)	Shares subject to options exercisable within 60 days of March 1, 2007 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages for the LLC, Kelso Investment Associates VII, L.P., a Delaware limited partnership, or KIA VII, KEP VI, LLC, or KEP VI, and Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors are reflective of beneficial ownership of LLC common interests. Percentages for entities affiliated with Parthenon are reflective of beneficial ownership of LLC common interests held by Parthenon, PCIP Investors, or PCIP, and J&R Founders Fund II, L.P., or J&R. Except as indicated, percentages for executive officers and directors are reflective of beneficial ownership of outstanding shares of Axle Holdings (including shares that may be deemed to be owned by virtue of ownership interests in the LLC).

(2)	The business address for these persons is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(3)	Includes shares of common stock held by: (i) KIA VII and (ii) KEP VI. KIA VII and KEP VI may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their ownership interests in the LLC. KIA VII and KEP VI, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of KIA VII and KEP VI disclaim such beneficial ownership.

(4)	Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their status as managing members of KEP VI and of Kelso GP VII, LLC, a Delaware limited liability company, the principal business of which is serving as the general partner of Kelso GP VII, L.P., a Delaware limited partnership, the principal business of which is serving as the general partner of KIA VII. Each of Messrs. Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Connors share investment and voting power with respect to the ownership interests owned by KIA VII and KEP VI but disclaim beneficial ownership of such interests.

(5)	Includes (i) 568,941 shares held by Parthenon, (ii) 7,829 shares held by PCIP and (iii) 8,783 shares held by J&R. Parthenon, PCIP and J&R may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of their ownership interests in the LLC. Parthenon, PCIP and J&R, due to their common control, could be deemed to beneficially own each of the other’s shares. Each of Parthenon, PCIP and J&R disclaim such beneficial ownership. The managing partners of the ultimate general partner of Parthenon, Mr. Ernest K. Jacquet and Mr. John C. Rutherford, each have beneficial ownership of (i) the shares held by Parthenon, through their indirect control of PCAP Partners II, LLC, an affiliate of Parthenon, (ii) the shares held by PCIP, a general partnership of which they have control as general partners, and (iii) the shares held by J&R, a limited partnership which they control through its general partner, J&R Advisors F.F., Inc. These individuals have shared voting and investment authority over these shares and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(6)	The business address for Parthenon, PCIP and J&R is 265 Franklin Street, 18th Floor, Boston, MA 02110.

(7)	Members of our board of directors.

(8)	Includes (i) 128,432 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 5,331 shares of common stock held of record by the LLC, by virtue of Mr. O’Brien’s ownership interest in the LLC and (iii) 37,616 operating units held in the LLC operating agreement.

(9)	Includes (i) 45,986 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 3,904 shares of common stock held of record by the LLC, by virtue of Mr. Montgomery’s ownership interest in the LLC and (iii) 15,556 operating units.

(10)	Includes (i) 45,986 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 4,229 shares of common stock held of record by the LLC, by virtue of Mr. Pettit’s ownership interest in the LLC and (iii) 14,583 operating units.

(11)	Includes (i) 34,765 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 781 shares of common stock held of record by the LLC, by virtue of Mr. Hermanek’s ownership interest in the LLC and (iii) 14,583 operating units.

(12)	Includes (i) 10,402 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 1,757 shares of common stock held of record by the LLC, by virtue of Mr. Kett’s ownership interest in the LLC and (iii) 14,583 operating units.

(13)	Includes (i) 6,617 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 781 shares of common stock held of record by the LLC, by virtue of Mr. Nordin’s ownership interest in the LLC and (iii) 9,722 operating units.

(14)	Includes (i) 3,716 shares of common stock issuable pursuant to options that are currently exercisable and (ii) 2,550 shares of common stock held of record by the LLC, by virtue of Mr. Kerley’s ownership interest in the LLC and (iii) 4,861 operating units.

(15)	Mr. Moore may be deemed to share beneficial ownership of shares of common stock owned of record by the LLC, by virtue of his status as a non-managing member of KEP VI and a limited partner of Kelso GP VII, L.P., the principal business of which is serving as the general partner of KIA VII. Mr. Moore disclaims beneficial ownership of such interests.

(16)	Includes shares of common stock the beneficial ownership of which Mr. Wahrhaftig may be deemed to share, as described in footnote 4 above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          We paid KPMG LLP the following fees for services provided for the fiscal years 2006 and 2005:

	2006	2005
Audit fees	$646,010	$1,451,000
Audit related fees	21,000	20,000
Tax fees	—	—
All other fees	—	—

Total	$667,010	$1,471,000

          We paid Deloitte & Touche the following fees for services provided for the fiscal years 2006 and 2005:

	2006	2005
Audit fees	$818,000	$—
Audit related fees	95,000	—
Tax fees	—	—
All other fees	—	—

Total	$913,000	$—

          In the above table, “audit fees” include fees billed to us for professional services in connection with the audit of our consolidated financial statements and audit of internal controls included in our Annual Report on Form 10-K for fiscal year 2005, the audit of our consolidated financial statements in connection with the filing of our registration statement with the SEC in connection with the exchange of the senior notes for senior registered notes, and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by KPMG LLP in connection with regulatory filings or engagements. “All other fees” include fees related to the audit of our defined contribution employee benefit plan.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
          Our Audit Committee is responsible for selecting and retaining KPMG LLP, our independent registered public accounting firm. The Audit Committee exercises oversight responsibilities of our independent auditors in their review of our quarterly and annual financial statements. The Audit Committee pre-approves the scope of the quarterly reviews and annual audit and any other audit and non-audit related services to be performed for the Company. In so doing, the Audit Committee thereby determines the fees that we pay the independent auditors for their services.
          In preparing this Audit Committee Report, the Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the year ended December 31, 2006 with management. In addition, the Company has discussed with KPMG LLP the matters required by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90.

          The Audit Committee also has received the written disclosures from KPMG, LLP required by Independence Standards Board Statement No. 1, and has reviewed, evaluated and discussed the written report with that firm and its independence from the Company. The Audit Committee also has discussed with management and the auditing firm such other matters and received such assurances from them as deemed appropriate.
          Based on the foregoing review and discussions, and in reliance on the representation of management that our audited consolidated financial statements were prepared in accordance with generally accepted accounting principles, the Audit Committee has recommended to the Company’s Board of Directors the inclusion of the audited consolidated financial statements in this Annual Report for the year ended December 31, 2006 on Form 10-K filed with the SEC.
          The members of our Audit Committee are Messrs. Brian Clingen – Chairman, Church Moore and David Wahrhaftig. The Board has determined that Mr. Clingen is “independent” and qualifies as an “audit committee financial expert,” as those terms are defined under applicable Securities and Exchange Commission Rules.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a)	1.	Index to Consolidated Financial Statements

The following Consolidated Financial Statements of Insurance Auto Auctions, Inc. and its subsidiaries are filed as part of this Annual Report on Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets	F-2

		Consolidated Statements of Operations	F-3

		Consolidated Statements of Shareholders’ Equity	F-4

		Consolidated Statements of Cash Flows	F-6

		Notes to Consolidated Financial Statements	F-8

	2.	Consolidated Financial Statement Schedules

All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements and related Notes thereto.

	3.	Exhibits

See Item 15(c) below.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K, dated January 16, 2007, which contained a press release announcing KAR Holdings Post-Closing ADESA Senior Management Team.

We filed a current report on Form 8-K, dated January 17, 2007, which announced changes in our Certifying Accountants.

We filed a current report on Form 8-K, dated January 17, 2007, which announced the filing of our Report on Form 10-Q for the third quarter of 2006 satisfying the default regarding the Indenture dated April 1, 2005 between the Company and Wells Fargo Bank, National Association.

We filed a current report on Form 8-K, dated January 17, 2007, which announced the amendment of the LLC Agreement relating to Thomas C. O’Brien and announcing the change in Chief Financial Officers.

We filed a current report on Form 8-K, dated January 23, 2007, which contained a press release of KAR Holdings II, LLC announcing post-closing ADESA senior management team.

We filed a current report on Form 8-K, dated March 19, 2007, which contained a press release announcing our financial results for the quarter and year ended December 31, 2006.

(c) Exhibits

Exhibit No.	Description

2.1 (7)	Agreement and Plan of Merger dated February 22, 2005, by and among Insurance Auto Auctions, Inc. (“IAAI”), Axle Holdings, Inc. (“Axle Holdings”) and Axle Merger Sub, Inc. (“Axle Merger”) dated as of February 22, 2005.

2.2(9)	Stock Purchase Agreement, dated June 29, 2006, by and among Insurance Auto Auctions, Inc., Bradley J. Hausfeld and Thomas L. Hausfeld.**

In accordance with Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Purchase Agreement are omitted. We agree to furnish supplementally a copy of any omitted schedules and exhibits to the Commission upon request.

3.1(1)	Articles of Incorporation of IAAI, as filed with the Illinois Secretary of State on August 7, 1997.

3.2(6)	Bylaws of IAAI, as amended as of May 25, 2005.

4.2(6)	Indenture, dated April 1, 2005, among IAAI, as successor to IAAI Finance Corp., Insurance Auto Auctions Corp., the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as Trustee.

4.3(6)	Supplemental Indenture, dated May 25, 2005, among IAAI, Insurance Auto Auctions Corp., IAA Services, Inc., IAA Acquisition Corp and Wells Fargo Bank, National Association, as Trustee.

4.4(6)	Form of 11% Senior Notes due 2013.

4.5(6)	Registration Rights Agreement, dated April 1, 2005, among IAAI Finance Corp., Deutsche Bank Securities Inc. and Bear Stearns & Co. Inc., relating to the 11% Senior Notes due 2013 of IAAI, as successor to IAAI Finance Corp.

4.6(6)	Assumption Agreement, dated May 25, 2005, among IAAI, IAAI Finance Corp., Insurance Auto Auctions Corp., IAA Services, Inc., and IAA Acquisition Corp.

10.1(6)*	Stock Incentive Plan of Axle Holdings.

10.2(6)*	Form of Nonqualified Stock Option Agreement of Axle Holdings pursuant to the Stock Incentive Plan.

10.3(2)*	Amended and Restated Employment Agreement, dated April 2, 2001 by and between IAAI and Thomas C. O’Brien.

10.4(2)*	Employment Agreement, dated April 2, 2001 by and between the Company and David R. Montgomery.

10.6(3)*	Employment Agreement, dated October 23, 2003, by and between the Company and John R. Nordin.

10.7(6)*	Change of Control and Employment Agreement, dated September 5, 2005, between IAAI and Donald J. Hermanek.

10.8(4)*	Employment Agreement, dated July 23, 2004, by and between IAAI and John Kett.

Exhibit No.	Description

10.9(5)*	Employment Agreement dated October 6, 2004 by and between the Company and Sidney L. Kerley.

10.10(6)	Credit Agreement, dated May 19, 2005 (the “Credit Agreement”), among Axle Holdings, Axle Merger and IAAI (as successor to Axle Merger), as borrowers, the several lenders from time to time parties thereto, Bear, Stearns & Co. Inc. and Deutsche Bank Securities Inc. as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc. as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent and GMAC Commercial Finance LLC, ING Capital LLC and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as co-documentation agents.

10.11(6)	Guarantee and Collateral Agreement, dated May 25, 2005, made by Axle Holdings, Axle Merger and IAAI and certain of its subsidiaries in favor of Bear Stearns Corporate Lending Inc., as administrative agent under the Credit Agreement.

10.12(6)	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing for Commercial Purposes by IAAI, as mortgagor, to Bear Stearns Corporate Lending Inc., as mortgagee and the administrative agent under the Credit Agreement.

10.13(6)	Intellectual Property Security Agreement, dated May 25, 2005, made by IAAI and each of the grantors listed on Schedule I thereto in favor of Bear Stearns Corporate Lending Inc. as administrative agent for the secured parties (as defined in the Credit Agreement.

10.14(6)*	Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC, dated May 25, 2005, by and among the individuals or entities listed on Schedule A attached thereto.

10.15(6)*	Shareholders Agreement of Axles Holdings, dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries listed on Schedule I thereto.

10.16(6)*	Amended and Restated Registration Rights Agreement, dated May 25, 2005, among Axle Holdings, Axle Holdings II, LLC, and those employees of Axle Holdings or its subsidiaries that are listed on Schedule I thereto.

10.17(6)*	Form of Conversion Agreement, dated May 25, 2005, between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

10.18(6)*	Form of Exchange Stock Option Agreement, dated May 25, 2005, between Axle Holdings and each of Thomas C. O’Brien, David Montgomery, Scott Pettit, John Nordin, Don Hermanek, John Kett and Sidney Kerley.

10.19(6)	Financial Advisory and Closing Fee Letter Agreement, dated February 22, 2005, from Axle Merger to Kelso & Company, L.P.

10.20(6)	Letter Agreement, dated May 25, 2005, from Axle Merger to PCAP, L.P.

10.21(8)*	2006 Incentive Plan – Executive Management.

10.22(6)	Offer to Exchange $150,000,000 11% Notes due 2013 for $150,000,000 Registered Notes due 2013.

10.23(9)	First Amendment dated as of June 29, 2006, which amends and restates the Credit Agreement dated as of May 19, 2005, as amended and restated as of June 29, 2006, among Axle Holdings,

Exhibit No.	Description

Inc., Insurance Auto Auctions, Inc., Bear Stearns Corporate Lending Inc., as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, GMAC Commercial Finance LLC, as a Co-Documentation Agent, ING Capital LC, as a Co-Documentation Agent, Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as a Co-Documentation Agent, and the other financial institutions party thereto as Lenders.

10.24(9)	Assumption Agreement, dated as of June 29, 2006, made by Auto Disposal Systems, Inc., an Ohio corporation, ADS Ashland, LLC, an Ohio limited liability company, ADS Priority Transport, LTD., an Ohio limited liability company, in favor of Bear Stearns Corporate Lending Inc., as administrative agent for the banks and other financial institutions parties to the Credit Agreement dated as of May 19, 2005, as amended and restated as of June 29, 2006.

10.25(9)	Supplemental Indenture dated as of June 29, 2006, among Auto Disposal Systems, Inc., an Ohio corporation, ADS Ashland, LLC, an Ohio limited liability company, ADS Priority Transport, LTD., an Ohio limited liability company, Insurance Auto Auctions, Inc., an Illinois corporation, the other Subsidiary Guarantors (as defined in the Indenture referred to therein) and Wells Fargo Bank, National Association, s trustee under the Indenture referred to therein.

10.26(10)	Amendment, dated November 2, 2006, to the Amended and Restated Limited Liability Company Agreement of Axle Holding II, LLC.

10.27(10)*	Employment Agreement, dated January 10, 2007, by and between IAAI and Eric M. Loughmiller.

10.28(10)	Consulting Agreement, dated January 12, 2007, by and between IAAI and Scott Pettit.

10.29(10)	Amendment dated November 2, 2006 to the Amended and Restated Limited Liability Company Agreement of Axle Holdings II, LLC.

21	Subsidiaries of the Registrant.

24	Power of Attorney (see signatures page).

31.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Eric M. Loughmiller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas C. O’Brien, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Eric M. Loughmiller, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 31, 1997.

(2)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended April 1, 2001.

(3)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 28, 2003.

(4)	Incorporated by reference from an exhibit included in the Registrant’s Quarterly Report on Form 10-Q (File No. 0-19594) for the fiscal quarter ended June 27, 2004.

(5)	Incorporated by reference from an exhibit included in the Registrant’s Annual Report on Form 10-K (File No. 0-19594) for the fiscal year ended December 26, 2004.

(6)	Incorporated by reference from an exhibit included in the Registrant’s Form S-4 (File No. 333-127791) filed with the SEC on August 23, 2005.

(7)	Incorporated by reference from an exhibit included in the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 0-19594) filed with the SEC on April 26, 2005.

(8)	Incorporated by reference from an exhibit included in the Registrant’s Current Report on Form 8-K (File No. 033-43247) filed with the SEC on March 2, 2006.

(9)	Incorporated by reference from an exhibit included in the Registrant’s Current Report on Form 8-K (File No. 033-43247) filed with the SEC on June 29, 2006.

(10)	Incorporated by reference from an exhibit included in the Registrant’s Current Report on Form 8-K (File No. 033-43247) filed with the SEC on January 17, 2007.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**	Confidential portions omitted pursuant to a request for confidential treatment, filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURANCE AUTO AUCTIONS, INC.
By:	/s/ Thomas C. O’Brien
President, Chief Executive Officer and Director

Date: April 2, 2007
POWER OF ATTORNEY
We, the undersigned directors and executive officers of Insurance Auto Auctions, hereby severally constitute Thomas C. O’Brien and Eric M. Loughmiller, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendment to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 2nd day of April, 2007.

/s/ Thomas C. O’Brien	President and Chief Executive Officer, Director
Thomas C. O’Brien	(Principal Executive Officer)

/s/ Eric. M. Loughmiller	Senior Vice President and Chief Financial Officer
Eric M. Loughmiller	(Principal Financial Officer) (Principal Accounting Officer)

/s/ David J. Ament	Director
David J. Ament

/s/ Brian T. Clingen	Director
Brian T. Clingen

/s/ Church M. Moore	Director
Church M. Moore

/s/ David I. Wahrhaftig	Director
David I. Wahrhaftig

Report of Independent Registered Public Accounting Firm
The Board of Directors of Insurance Auto Auctions, Inc.:
We have audited the accompanying consolidated balance sheets of Insurance Auto Auctions, Inc. and subsidiaries (“the Company”) as of December 31, 2006 (Successor) and December 25, 2005 (Successor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 (Successor), for the period from May 25, 2005 to December 25, 2005 (Successor), for the period from December 27, 2004 to May 24, 2005 (Predecessor) and for the year ended December 26, 2004 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insurance Auto Auctions, Inc. and subsidiaries as of December 31, 2006 (Successor) and December 25, 2005 (Successor), and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006 (Successor), for the period from May 25, 2005 to December 25, 2005 (Successor), for the period from December 27, 2004 to May 24, 2005 (Predecessor) and for the year ended December 26, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the accompanying consolidated financial statements, effective December 31, 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” and effective December 26, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.”
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
/s/ KPMG LLP
Chicago, Illinois
March 30, 2007

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share amounts)

	SUCCESSOR	SUCCESSOR
	December 31,	December 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,040	$25,882
Accounts receivable, net	56,606	46,920
Inventories	19,154	19,611
Income taxes receivable	1,129	2,732
Deferred income taxes	11,690	8,511
Other current assets	7,150	5,323

Total current assets	109,769	108,979

Property and equipment, net	80,150	77,231
Intangible assets, net	147,535	126,378
Goodwill	241,336	191,266
Other assets	9,673	11,006

	$588,463	$514,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,517	$38,022
Accrued liabilities	13,849	12,847
Accrued interest	5,487	4,598
Obligations under capital leases	297	367
Current installments of long-term debt	1,950	1,143

Total current liabilities	59,100	56,977

Deferred income taxes	36,127	37,582
Other liabilities	12,369	12,765
Obligations under capital leases	32	329
Senior notes	150,000	150,000
Long-term debt, excluding current installments	192,563	113,183

Total liabilities	450,191	370,836

Shareholders’ equity:
Common stock, par value $.01 per share, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	151,357	149,458
Accumulated other comprehensive gain	20	—
Accumulated deficit	(13,105)	(5,434)

Total shareholders’ equity	138,272	144,024

Total liabilities and shareholders’ equity	$588,463	$514,860

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	SUCCESSOR		PREDECESSOR
		May 25, 2005 –	December 27,
	December 31,	December 25,	2004 – May 24,	December 26,
	2006	2005	2005	2004
Revenues:
Fee income	$281,939	$136,926	$103,203	$208,743
Vehicle sales	50,117	23,484	17,242	31,436

	332,056	160,410	120,445	240,179

Cost of sales:
Branch cost	211,098	102,675	72,554	157,297
Vehicle cost	43,820	19,978	14,640	26,694

	254,918	122,653	87,194	183,991

Gross margin	77,138	37,757	33,251	56,188

Operating expense:
Selling, general and administrative	50,702	24,630	15,822	34,978
Loss (gain) on sale of property and equipment	9	197	(896)	301
Loss related to flood	3,529	—	—	—
Merger costs	—	5,021	15,741	—

	54,240	29,848	30,667	35,279

Income from operations	22,898	7,909	2,584	20,909
Other (income) expense:
Interest expense	30,596	15,021	567	1,572
Loss on early extinguishment of debt	1,300	—	—	—
Other income	(460)	(346)	(2,442)	(67)

Income (loss) before income taxes	(8,538)	(6,766)	4,459	19,404

Income taxes	(2,055)	(1,332)	4,899	7,139

Net income (loss)	(6,483)	$(5,434)	$(440)	$12,265

See accompanying Notes to Consolidated Financial Statements.

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

						Accumulated
	Common Stock		Additional		Deferred	Other		Total
	Number of		Paid-in	Treasury	Compensation	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Stock	(Restricted Stock)	Income (Loss)	Earnings	Equity
Balance at December 28, 2003 — Predecessor	11,518,273	$12	$145,856	$(8,012)	$(892)	$(625)	$52,747	$189,086

Net earnings							12,265	12,265
Other comprehensive income, net of tax:
Change in fair value of interest rate swap contract (net of tax, $273)	—	—	—	—	—	439	—	439

Comprehensive income								12,704
Issuance of common stock in connection with exercise of common stock options	104,231	—	1,297	—	—	—	—	1,297
Tax benefit related to stock options exercised	—	—	275	—	—	—	—	275
Restricted shares released	16,625	—	—	—	—	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	29,298	—	329	—	—	—	—	329
Treasury stock purchased	(99,271)	—	—	(1,625)	—	—	—	(1,625)
Deferred compensation relating to restricted stock grants	—	—	4,036	—	(4,036)	—	—	—
Amortization of deferred compensation	—	—	—	—	585	—	—	585

Balance at December 26, 2004 — Predecessor	11,569,156	$12	$151,793	$(9,637)	$(4,343)	$(186)	$65,012	$202,651

Net loss	—	—	—	—	—	—	(440)	(440)
Other comprehensive loss, net of tax:
Change in fair value of interest rate swap contract (net of tax, $87)	—	—	—	—	—	140	—	140

Comprehensive loss								(300)
Termination of interest rate swap agreement	—	—	—	—	—	46	—	46
Issuance of common stock in connection with exercise of common stock options	46,148	—	586	—	—	—	—	586
Tax benefit related to stock options exercised	—	—	8,490	—	—	—	—	8,490
Restricted shares released	230,875	—	—	—	3,260	—	—	3,260
Issuance of common stock in connection with the employee stock purchase plan	15,847	—	223	—	—	—	—	223
Treasury stock purchased	(82)	—	—	(1)	—	—	—	(1)
Amortization of deferred compensation	—	—	—	—	1,083	—	—	1,083

Balance at May 24, 2005 — Predecessor	11,861,944	$12	$161,092	$(9,638)	$—	$—	$64,572	$216,038

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(dollars in thousands)

						Accumulated
	Common Stock		Additional		Deferred	Other		Total
	Number of		Paid-in	Treasury	Compensation	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Stock	(Restricted Stock)	Income (Loss)	Earnings	Equity
Net loss	—	$—	$—	$—	$—	$—	$(5,434)	$(5,434)
Redemption of Predecessor’s outstanding common stock	(11,861,944)	(12)	(161,092)	—	—	—	—	(161,104)
Cancellation of Predecessor’s stock held in treasury	—	—	—	9,638	—	—	—	9,638
Write-off of Predecessor’s retained earnings associated with the transaction	—	—	—	—	—	—	(64,572)	(64,572)
Contributed capital associated with the transaction	—	—	143,600	—	—	—	—	143,600
Contributed capital in the form of exchanged stock options associated with the transaction	—	—	5,653	—	—	—	—	5,653
Net loss	—	—	—	—	—	—	(5,434)	(5,434)

Contributed capital	—	—	205	—	—	—	—	205

Balance at December 25, 2005 — Successor	—	$—	$149,458	$—	$—	$—	$(5,434)	$144,024

Net loss	—	—	—	—	—	—	(6,483)	(6,483)
Other comprehensive loss, net of tax:
Change in fair value of interest cap (net of tax $12)	—	—	—	—	—	20	—	20

Comprehensive loss	—	—	—	—	—	—	—	(6,463)
Adjustment to initially apply SAB 108, net of tax	—	—	—	—	—	—	(1,188)	(1,188)
Share-based compensation expense	—	—	1,749	—	—	—	—	1,749
Contributed capital	—	—	150	—	—	—	—	150

Balance at December 31, 2006 — Successor	—	$—	$151,357	$—	$—	$20	$(13,105)	$138,272

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	SUCCESSOR		PREDECESSOR
	Year ended	May 25, 2005 –	December 27,	Year ended
	December 31,	December 25,	2004 – May 24,	December 26,
	2006	2005	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(6,483)	$(5,434)	$(440)	$12,265
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25,524	11,855	5,464	12,985
(Gain) loss on disposal of fixed assets, including Disposal of assets as a result of the Texas flood in 2006	759	197	(896)	301
Loss on early extinguishment of debt	1,300	—	—	—
Share-based compensation expense	1,749	—	4,343	585
Deferred income taxes	(2,758)	(1,874)	(1,448)	1,595
Tax benefit related to employee stock compensation	—	—	8,394	275
(Increase) decrease in:
Accounts receivable, net	(6,081)	9,270	(5,312)	(1,536)
Income tax receivable	1,984	(113)	(2,618)	—
Inventories	1,349	(4,641)	(472)	(896)
Other current assets	973	(3,190)	(520)	1,486
Other assets	(37)	228	(827)	(1,438)

Increase (decrease) in:
Accounts payable	(635)	(7,202)	6,719	1,612
Accrued liabilities	(694)	(8,732)	12,279	3,151
Income taxes	—	—	(1,067)	1,067

Net cash provided (used) by operating activities	16,950	(9,636)	23,599	31,452

See accompanying Notes to Consolidated Financial Statements

INSURANCE AUTO AUCTIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	SUCCESSOR		PREDECESSOR
	Year ended	May 25, 2005 –	December 27,	Year ended
	December 31,	December 25,	2004 – May 24,	December 26,
	2006	2005	2005	2004
Cash flows from investing activities:
Purchase of IAAI, Inc.	$—	$(356,753)	$—	$—
Capital expenditures	(17,520)	(9,943)	(8,221)	(28,717)
Payments made in connection with acquisitions, net of cash acquired	(91,134)	(271)	(600)	(1,912)
Proceeds from disposal of property and equipment	1,383	1,488	1,391	1,520

Net cash used in investing activities	(107,271)	(365,479)	(7,430)	(29,109)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	905	1,626
Contributed capital	150	143,805	—	—
Proceeds from short-term borrowings	—	—	3,000	6,000
Payment of financing and other fees	(1,491)	(13,586)	—	—
Principal payments of long-term debt	(33,711)	(22,799)	(3,762)	(7,547)
Purchase of treasury stock	—	—	(1)	(1,625)
Principal payments on capital leases	(367)	(445)	(614)	(2,958)
Issuance of senior notes	—	150,000	—	—
Issuance of term loan	113,898	115,000	—	—

Net cash provided by (used in) financing activities	78,479	371,975	(472)	(4,504)

Net increase (decrease) in cash and cash equivalents	(11,842)	(3,140)	15,697	(2,161)

Cash and cash equivalents at beginning of period	25,882	29,022	13,325	15,486

Cash and cash equivalents at end of period	$14,040	$25,882	$29,022	$13,325

Supplemental disclosures of cash flow information:
Cash paid or refunded during the period for:
Interest	$28,634	$12,220	$689	$1,723

Income taxes paid	$699	$147	$1,654	$5,404

Income taxes refunded	$1,966	$5,111	$26	$1,011

Non-cash transactions:
Options exchanged in merger transactions	$—	$5,653	$—	$—

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

Cash and Cash Equivalents

Cash equivalents represents an investment in a money market fund. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The balance in money market funds as of December 31, 2006 is zero and $6.1 million as of December 25, 2005.

Fiscal Periods

Fiscal year 2005 and 2004 consisted of 52 weeks and ended on December 25, 2005 and December 26, 2004, respectively. Fiscal year 2006 consists of 53 weeks and ended on December 31, 2006. The additional week occurred in the fourth quarter.

Revenue Recognition

Revenues (including vehicle sales and fee income) are generally recognized at the date the vehicles are sold at auction. Revenue not recognized at the date the vehicles are sold at auction includes annual buyer registration fees, which are recognized on a straight line basis and certain buyer-related fees, which are recognized when payment is received.

Inventories

Inventories are stated at the lower of cost or estimated realizable value. Cost includes the cost of acquiring ownership of total loss and recovered theft vehicles, charges for towing and, less frequently, reconditioning costs. The costs of inventories sold are charged to operations based upon the specific-identification method.

Leases
The Company leases real estate and certain equipment. Some of the leases contain clauses that either reduce or increase the amount of rent paid in future periods. The rent expense for these leases is recognized on a straight-line basis over the lease term.
Disclosures About Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable and long-term debt. The fair values of these instruments approximate their carrying values other than long-term debt. As of December 31, 2006 and December 25, 2005, the fair value of the Company’s 11% Senior Notes due 2013 was $169.5 million and $157.7 million, and the fair value of the Company’s term loan under its senior credit facilities was $194.5 million and $115.6 million, respectively. As of December 31, 2006 and December 25, 2005 the carrying value of the Company’s 11% Senior Notes due 2013 was $150.0 million, and the carrying value of the Company’s term loan under its senior credit facilities was $192.6 million and $113.1 million, respectively.
Goodwill Impairment
As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company’s intangible assets if facts and circumstances suggest that such assets may be impaired. If this review indicates that an asset is impaired as determined by a comparison of the fair value to the carrying amount, including goodwill, the carrying value of the asset would be reduced to its estimated fair market value. The annual impairment test of intangible assets is performed in the second quarter of each year. The fiscal 2006 annual test did not indicate any impairment.
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
Significant Providers of Salvage Vehicles
For the fiscal year ended December 31, 2006, two automobile insurance providers were individually responsible for providing 16% and 13%, respectively, of the salvage vehicles sold by the Company. Although these insurance companies represent a significant source of vehicles sold at auction, our relationship with the insurance companies are distributed throughout regional offices. None of the individual regions of the respective insurance company or person within the insurance company were responsible for vehicle assignments representing over 10% of the units sold in 2006.
Stock Based Compensation
The matter discussed in this Note should be read in conjunction with the information contained in Note 9. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. On December 26, 2005, the Company adopted the provisions of SFAS 123R using the prospective method. Under the prospective method, the Company accounted for awards outstanding as of December 25, 2005 using the accounting principles originally applied, SFAS 123 and APB 25. For awards issued after December 25, 2005 and for awards modified after December 25, 2005, the Company accounts for awards at fair value using the accounting principles under SFAS 123R. The Company is permitted to apply the prospective method under SFAS 123R because the Company elected to use the minimum value method of measuring share options for pro forma disclosure purposes under SFAS 123 in prior periods. Had the Company elected to use the fair value method for pro forma disclosure purposes under SFAS 123, it would have been required to recognize more compensation expense in its Statement of Operations under SFAS 123R for periods beginning on or after December 25, 2005.
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
Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for its employee stock options. Accordingly, compensation expense was recognized when the fair value of the grant exceeded the exercise price. The adoption of SFAS 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in the recording of compensation expense at the grant date for employee stock options. The effect of adopting SFAS 123R was to record compensation expense of $0.4 million ($0.3 million after tax) for the year ended December 31, 2006.
There was no material impact to the Company’s operating or financing cash flow or net loss in the period of adoption. When applying the prospective method, the Company is not permitted to provide pro forma disclosures as was previously required under SFAS 123. As a result of the merger transactions described in Note 2 below, the Company’s capital structure and its stock compensation plans changed significantly. Consequently, the stock-based compensation information for the year ended December 31, 2006 is not comparable to the year ended December 25, 2005. As such, comparative data is not presented in the Notes related to stock-based compensation.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net loss and the change in fair value of the Company’s interest rate hedge for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 follows (dollars in thousands):

	SUCCESSOR		PREDECESSOR
	December 31,	May 25, 2005 –	December 27, 2004 –	December 26,
	2006	December 25, 2005	May 24, 2005	2004
	(in thousands)
Net earnings (loss)	$(6,483)	$(5,434)	$(440)	$12,265
Other comprehensive income (loss)
Change in fair value of interest cap	31	—	227	712
Income tax expense (benefit)	(11)	—	(87)	(273)

Comprehensive income (loss)	$(6,463)	$(5,434)	$(300)	$12,704

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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial

Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 31, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $1.9 million increase in accrued liabilities, a $0.7 million increase in deferred income tax assets and a $1.2 million reduction in retained earnings. Those adjustments includes the cumulative difference between recording annual buyer registration revenue on a straight-line basis versus the previous Company policy of recording the revenue as received, which increased accrued liabilities and deferred tax asset by $2.2 million and $0.8 million, respectively, and the cumulative difference of the exclusion of certain paid claims to determine insurance claim accruals, which decreased accrued liabilities and deferred taxes by $0.3 million and $0.1 million, respectively. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior years’ statements of operations and cash flow.

(2)	Merger Transactions

Effective May 25, 2005, IAAI became a direct, wholly-owned subsidiary of Axle Holdings, Inc. which is owned by Axle Holdings II, the LLC (which is controlled by Kelso & Company, L. P. (“Kelso”)). As part of the merger transactions, IAAI entered into senior credit facilities, comprised of a $50.0 million revolving credit facility and a $115.0 million term loan, which were guaranteed by all of IAAI’s then existing domestic subsidiaries. As part of the merger transactions, IAAI also issued $150.0 million of 11% Senior Notes due 2013. IAAI received approximately $143.6 million of cash equity contributions from Kelso, Parthenon Investors II, L.P., the other investors and certain members of management in connection with the merger transactions.

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

These valuations resulted in recognition of $131.5 million of intangibles, which consists of $102.5 million in customer relationships, $0.6 million in non-compete agreements, $14.9 million in trade names, and $13.5 million in proprietary software as of the date of acquisition.

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

(3)	Accounts Receivable

Accounts receivable consists of the following as of December 31, 2006 and December 25, 2005:

	SUCCESSOR
	December 31, 2006	December 25, 2005
Unbilled receivables	$41,848	$35,534
Trade accounts receivable	15,007	11,458
Other receivables	229	412

	57,084	47,404
Less allowance for doubtful accounts	(478)	(484)

	$56,606	$46,920

Unbilled receivables represent amounts paid to third parties on behalf of insurance companies for which the Company will be reimbursed when the vehicle is sold. Trade accounts receivable include fees and proceeds to be collected from both insurance companies and buyers.

(4)	Property and Equipment

Property and equipment consists of the following at December 31, 2006 and December 25, 2005:

	SUCCESSOR
	December 31, 2006	December 25, 2005
Land	$5,051	$5,051
Buildings and improvements	8,700	6,534
Equipment and other	30,429	27,295
Leasehold improvements	56,245	44,525

	100,425	83,405

Less accumulated depreciation and amortization	(20,275)	(6,174)

	$80,150	$77,231

As discussed in Note 2, in connection with the merger transactions, the property and equipment of the successor was revalued at the fair value, resulting in adjusted basis, and the accumulated depreciation was eliminated. Leasehold improvements include landlord financed projects of $5.5 million.

Depreciation expense was $14.1 for the successor period of December 31, 2006, $6.9 million for May 25, 2005 through December 25, 2005, $5.2 million for the predecessor period of December 27, 2004 through May 24, 2005 and $12.4 million for the predecessor year 2004.

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

Goodwill activity for the year ended December 31, 2006 includes current year acquisitions described in Note 12, adjustments related to the purchase price allocation of certain prior period acquisitions due to the finalization of such allocations and earn-out payment made for prior period acquisitions. As of December 25, 2005, the Company had $191.3 million of goodwill recorded as a result of the merger transactions.

Goodwill and other intangibles are recorded at cost less accumulated amortization and consist of the following for the year ended December 31, 2006:

Amount
Balance at December 25, 2005	$191,266
Acquisitions	52,133
Adjustments to valuation of prior period acquisitions	(2,063)

Balance at December 31, 2006	$241,336

Goodwill and other intangibles consisted of the following at December 31, 2006 and December 25, 2005:

	Cost
		December 31,	December 25,
	Assigned Life	2006	2005
	(dollars in millions)
Goodwill	Indefinite	$241.3	$191.3
Supplier relationships	15-20 years	133.4	102.5
Trade names	15 years	14.9	14.9
Software	6 years	13.5	13.5
Covenants not to compete	12 to 18 months and 5 years	0.8	0.7

		$403.9	$322.9

	Accumulated Amortization
		December 31,	December 25,
	Assigned Life	2006	2005
	(dollars in millions)
Supplier relationships	15-20 years	$(9.2)	$(3.1)
Software	6 years	(3.6)	(1.3)
Trade names	15 years	(1.6)	(0.6)
Covenants not to compete	12 to 18 months and 5 years	(0.7)	(0.2)

		$(15.1)	$(5.2)

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
Based upon existing intangibles, the projected annual amortization expense is $10.4 million for 2007 through 2010 and $9.1 million for 2011.

(6)	Long-term Debt

Long-term debt is summarized as follows:

	SUCCESSOR
	2006	2005
	(in thousands)
11% senior notes	$150,000	$150,000
Senior secured credit facilities	194,513	114,326

	344,513	264,326
Less current installments	1,950	1,143

	$342,563	$263,183

Total principal repayments required for each of the next five fiscal years and thereafter under all long-term debt agreements are summarized as follows:

(dollars in thousands)
2007	$1,950
2008	1,950
2009	1,950
2010	1,950
2011	1,950
Thereafter	$334,763

$344,513

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
Credit Facilities
As part of the merger transactions, the Company entered into new senior secured credit facilities. The credit facilities were amended in June 2006 and are comprised of a $50.0 million revolving credit facility and a $194.5 million term loan. As a result of the amendment, the Company recognized a $1.3 million loss on the early extinguishment of debt related to the write-off of previously deferred issuance costs, fees paid to repay a portion of the original debt, and other costs. The senior secured credit facilities are secured by a perfected first priority security interest in all present and future tangible and intangible assets of the Company and the guarantors, including the capital stock of the Company and each of its direct and indirect domestic subsidiaries and 65% of the capital stock of its direct and indirect foreign subsidiaries. The seven-year term loan is payable in quarterly installments equal to 0.25% of the initial aggregate principle amount, beginning December 31, 2006, with the balance payable on May 19, 2012. The senior secured credit facilities are subject to mandatory prepayments and reduction in an amount equal to (i) the net proceeds of certain debt issuances, asset sales, recovery events, and sales and leasebacks of real property, (ii) 50% of the net proceeds of certain equity offerings or contributions by Axle Holdings and (iii) for any fiscal year ending on or after December 31, 2007, 75% of excess cash flow, as defined in the credit agreement, when the consolidated leverage ratio, as defined in the credit agreement, is 4.0 or greater, or 50% of excess cash flow when the consolidated leverage ratio is at least 3.0 but less than 4.0x.
Under the terms of the credit agreement, interest rates and borrowings are based upon, at the Company’s option, Eurodollar or prime rates. The terms of the agreement include a commitment fee based on unutilized amounts and an annual agency fee. The agreement includes covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ abilities to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, including the senior notes, pay dividends, create liens, make equity or debt investments, make acquisitions, modify the terms of the indenture, engage in mergers, make capital expenditures and engage in certain affiliate transactions. The agreement also requires the Company to at all times have at least 50% of the aggregate principal amount of the notes and the term loan subject to either a fixed interest rate or interest rate protection for a period of not less than three years. The senior secured credit facilities are subject to the following financial covenants: (i) minimum consolidated interest coverage and (ii) maximum consolidated leverage. The Company is in compliance with these credit agreement covenants as of December 31, 2006.

The revolver was made for working capital and general corporate purposes. There were no borrowings under the revolver at the time of the merger or as of December 31, 2006, although the Company did have outstanding letters of credit in the aggregate amount of $2.4 million as of December 31, 2006. The Company paid $0.3 million in commitment fees in 2006. During the period December 26, 2005 to December 31, 2006, the weighted average annual interest rate for the new senior credit facilities was 7.6%.

A portion of the proceeds of the credit facilities and the senior notes facilities were used to eliminate the outstanding debt under the prior credit facility and revolver.

Financial Instruments and Hedging Activities

The Company is required under its amended senior credit facilities agreement to enter into and maintain an interest rate protection arrangement to provide that at least 50% of the aggregate principal amount under the senior note and senior credit facilities is subject to either a fixed interest rate or interest rate protection for a period of not less than two years. In accordance with this requirement, the Company entered into interest rate cap agreements. The agreements cap the interest rate of $100.0 million of the outstanding principal at 6.0%. At December 31, 2006, the interest rate cap qualifies for hedge accounting and all changes in the fair value of the cap were recorded, net of tax, through other comprehensive gain. At December 31, 2006, the Company recorded less than $0.1 million (net of tax) as a comprehensive gain to the change in fair market value.

(7)	Stockholders’ Equity

Additional Paid-In Capital

The additional paid-in capital increased to $151.4 million as of December 31, 2006 from $149.5 million as of December 25, 2005. The increase is a result of $1.7 million of stock-based compensation and contributed capital of $0.1 million.

(8)	Income Taxes

Income tax expense is summarized as follows:

	Successor	Successor	Predecessor	Predecessor
		May 25, 2005–	December 27,
	December 31,	December 25,	2004 – May 24,	December 26,
	2006	2005	2005	2004
	(dollars in thousands)
Current:
Federal	$—	$—	$6,674	$5,028
State	321	270	(308)	790

	321	270	6,366	5,818

Deferred:
Federal	(3,094)	(1,792)	(2,404)	1,092
State	718	190	937	229

	(2,376)	(1,602)	(1,467)	1,321

	$(2,055)	$(1,332)	$4,899	$7,139

The Company evaluates the realizability of the Company’s deferred tax assets on an ongoing basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006. The Company has established a valuation allowance when the utilization of the tax asset is uncertain. Additional temporary differences, future earning trends and/or tax strategies may occur which could warrant a need for establishing an additional valuation allowance or a reserve.
Deferred income taxes are composed of the effects of the components listed below. A valuation allowance has been recorded to reduce the carrying value of deferred tax assets for which the Company believes a tax benefit will not be realized.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and December 25, 2005 are presented below:

	Successor
	2006	2005
	(dollars in thousands)
Deferred tax assets attributable to:
Inventories	$2,899	$2,628
Other current assets	3,703	2,967
Federal net operating loss	5,088	2,916
Depreciation	7,231	$8,797
Other non-current assets	5,411	3,717
State net operating loss	1,216	1,291
Valuation allowance	(355)	(408)

Net deferred tax assets	$25,193	$21,908

Deferred tax liabilities attributable to:
Intangible assets	(5,884)	(1,913)
Intangible assets – purchase accounting	(43,746)	(49,066)

Net deferred tax liabilities	$(24,437)	$(29,071)

The actual income tax expense differs from the “expected” tax expense computed by applying the Federal corporate tax rate to earnings (loss) before income taxes as follows:

	Successor	Successor	Predecessor	Predecessor
		May 25, 2005 –	December 27,
	December 31,	December 25,	2004 – May 24,	December 26,
	2006	2005	2005	2004
	(dollars in thousands)
“Expected” income tax expense	$(2,988)	$(2,367)	$1,560	$6,791
State income taxes, net of Federal benefit	393	298	409	662
Decrease in valuation allowance	—	—	(65)	(636)
Change to tax accruals	(38)	(11)	4	259
Increase in Deferred State Income Tax Rate	492	—	—	—
Merger related costs	—	714	2,970	—
Other	86	34	21	63

	$(2,055)	$(1,332)	$4,899	$7,139

The Company is obligated to file tax returns and pay federal and state income taxes in numerous jurisdictions. The changes in income tax accruals relate to amounts that were no longer required, due primarily to closed tax return audits and closed tax years for a number of jurisdictions.

At December 31, 2006, the Company had a federal net operating loss carryforward of $14.5 million. The net operating loss carryforward expires in 2025 ($8.3 million) and 2026 ($6.2 million). The Company expects to fully utilize the federal net operating loss. At December 31, 2006, the Company had state income tax net operating loss carryforwards of approximately $25.3 million. The net operating loss carryforwards expire in the years 2007 through 2026.

Due to the fact that state net operating losses can be audited well beyond a normal three-year statutory audit period and the inherent uncertainty of estimates of future taxable income, the amount of the state net operating losses which may ultimately be utilized to offset future taxable income may vary materially from the Company’s estimates. The Company has established a valuation allowance for state net operating losses based on the Company’s estimates of the amount of benefit from these state net operating losses that the Company may ultimately be unable to realize due to factors other than estimates of future taxable income. Subsequent revisions to the estimated realizable value of the deferred tax asset or the reserve for tax-related contingencies may cause the Company’s provision for income taxes to vary significantly from period to period, although cash tax payments will remain unaffected until the state net operating losses are utilized.

(9)	Employee Benefit Plans

Stock Based Compensation
Axle Holdings Plan
In May, 2005, Axle Holdings, which owns 100% of the outstanding stock of the Company, adopted the Axle Holdings, Inc. Stock Incentive Plan (“Axle Holdings Plan”). The Axle Holdings Plan is intended to provide equity incentive benefits to the Company employees. As such, it is appropriate to account for the plan as a direct plan of the Company.
Under the Axle Holdings Plan, there are two types of options: (1) service options, which vest in three equal annual installments commencing on the first anniversary of the grant date based upon service with Axle Holdings and its subsidiaries, including IAAI, and (2) exit options, which vest upon a change in equity control of the LLC. During 2006, Axle Holdings granted 20,157 service options and 40,343 exit options to the Company’s employees. There were 5,332 service options forfeited and 10,668 exit options forfeited during 2006 by the Company’s employees. During 2005, the Company granted 83,587 service options and 167,213 exit options. As of December 31, 2006, there were 617,256 options authorized and 570,204 options granted to the Company’s employees. The contractual term of the options is ten years. On October 25, 2006, the Board of Directors of Axle Holdings amended the Axle Holdings Plan to provide for an additional 60,000 options to be available for grant.
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

Activity under the Plans during 2006 and 2005 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Options	Price	(in months)	(in thousands)
Outstanding at May 24, 2005 — Predecessor	—	$—	—	$—

Options granted	251,800	25.62
Options canceled	(1,000)	25.62
Options exercised	—	—
Options exchanged	274,904	13.63

Outstanding at December 25, 2005 — Successor	525,704	$19.35	94.7	$4,973

Options granted	60,500	32.27
Options canceled	(16,000)	25.62

Options exercised	—	—

Outstanding at December 31, 2006 — Successor	570,204	$20.52	85.2	$7,214

Exercisable at December 31, 2006 — Successor	301,900	$14.66	65.5	$5,578

There were no options exercised and 390 options expired as of December 31, 2006. There were 301,900 options that vested during the year ended December 31, 2006. The weighted average grant date fair value per share of the options granted during the year ended December 31, 2006 was $32.27. In connection with the options under the Axle Holdings Plan, less than $0.4 million of expense ($0.3 million after tax) was recorded for the year ended December 31, 2006. There was no material impact to the Company’s operating or financing cash flows for the year ended December 31, 2006. As of December 31, 2006, the total compensation expense related to unvested options not recognized was $0.5 million and the weighted average period in which it will be recognized was approximately 2.0 years.
The fair value of each option granted, subsequent to the adoption of SFAS 123R, is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the options granted during the year ended December 31, 2006 and the period from May 25, 2005 – December 25, 2005:

		May 25, 2005 –
	December 31, 2006	December 25, 2005
Expected life (in years)	6.0	6.0
Risk-free interest rate	4.2-5.0%	4.1-4.3%
Expected volatility	43%	43%
Expected dividend yield	0%	0%
For the year ended December 31, 2006, the expected life of each award granted was calculated using the simplified method in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payments.” The volatility is based on the historic volatility of companies within related industries that have publicly traded equity securities, as IAAI’s equity is not publicly traded. The risk-free rate is based on implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected life. Expected dividend yield is based on our expectations.

Under the exit options, in addition to the change in equity control requirement, the value of the options will be determined based on the strike price and certain performance hurdles at the time of change in equity control. As the ultimate excercisability is contingent upon an event (specifically, a change of control), the compensation expense will not be recognized until such an event is consummated. As of December 31, 2006, there was no obligation relating to the exit options.
Additional information about options outstanding as of December 31, 2006 is presented below:

	Options Outstanding
			Weighted Average
			Remaining
	Range of	Number	Contractual
	Exercise	of	Life
Descriptions	Prices	Options	(in months)	Exercise Price
Axle Holdings Plan – Exchange Units	12.56 to 15.87	274,904	61.8	$13.63
Axle Holdings Plan – Other	25.62 to 34.07	295,300	107.2	26.98

Total	12.56 to 34.07	570,204	85.2	20.52

LLC Profit Interests
The LLC owns 100% of the outstanding shares of Axle Holdings. Axle Holdings owns 100% of the outstanding shares of the Company. The LLC’s operating agreement provides for profit interests in the LLC to be held by certain designated employees of the Company. Upon an exit event as defined by the LLC operating agreement, holders of the profit interest will receive a cash distribution from the LLC. The term is 10 years from grant.
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
In connection with the operating units, $0.3 million ($0.2 net of taxes) of expense was incurred during the successor period, May 25, 2005 through December 25, 2005 and $1.4 million of expense ($1.0 million net of taxes) was recognized for the year ended December 31, 2006. There was no material impact to the Company’s operating or financing cash flows for the year ended December 31, 2006. As of December 31, 2006, there were 95,576 profit interests vested and $0.3 million of remaining compensation expense to be recognized over approximately 1.4 years.
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

A reconciliation of the funded status of this program as of December 31, 2006 and December 25, 2005 follows:

	SUCCESSOR
	2006	2005
	(dollars in thousands)
Benefit Obligations and Funded Status:

Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at the beginning of the year	$1,308	$744
Interest cost	59	75
Actuarial (gain) or loss	(212)	592
Benefits paid	(93)	(103)

Accumulated postretirement benefit obligation at end of year	1,062	1,308

Change in plan assets:
Benefits paid	(92)	(103)
Employer contributions	92	103

Fair value of assets at the end of the year	—	—

Net amount recognized:
Funded status	(1,062)	(1,308)
Unrecognized net (gain) or loss	(252)	—

Net amount recognized	$(1,314)	$(1,308)

Funded status:
Amounts recognized in the statement of financial position — Accrued benefit liability	$(1,314)	$(1,308)

Weighted average assumptions at the end of the year:
Discount rate	5.50%	5.50%

Benefit Obligation Trends:
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	7.00%	8.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2009	2009

Net Periodic Pension Trends:
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8.00%	9.00%
Ultimate rate	5.00%	5.00%
Year that the ultimate rate is reached	2009	2009
Net periodic benefit cost (income) is summarized as follows for the fiscal years 2006, 2005, and 2004:

	2006	2005	2004
	(dollars in thousands)
Net Periodic Benefit Cost (Income)
Interest cost	$59	$75	$47
Amortization of net (gain) or loss	(13)	(111)	(224)

Total net periodic benefit cost (income)	$46	$(36)	$(177)

  Estimated future benefit payments for the next five years as of December 31, 2006 are as follows:

(dollars in thousands)
2007	$152
2008	148
2009	141
2010	132
2011	123
Thereafter	450

$1,146

Effective January 20, 1994, the date of the related acquisition, the Company discontinued future participation for active employees. Contribution for 2007 is expected to be $0.2 million.

401(k) Plan

The Company has a 401(k) defined contribution plan covering all full-time employees. Plan participants can elect to contribute up to 15% of their gross payroll. Company contributions are determined at the discretion of the Board of Directors; during the years 2004 to 2006, the Company matched 100% of employee contributions up to 4% of eligible earnings. Company contributions to the plans for the successor period ending December 31, 2006 and December 25, 2005 were $0.9 million and $0.4 million, respectively. Company contributions to the plan for predecessor periods ended May 24, 2005 and December 26, 2004 were $0.5 million and $0.8 million, respectively.

(10)	Commitments and Contingencies

Leases

The Company leases the Company’s facilities and certain equipment under operating leases with related and unrelated parties, which expire through 2027. Rental expense for the successor periods ended December 31, 2006 and December 25, 2005 was $26.5 million and $15.9 million, respectively. Rental expense for the predecessor periods ended May 24, 2005 and December 26, 2004 was $10.7 million and $24.1 million, respectively.

Minimum annual rental commitments for the next five years under noncancelable operating and capital leases at December 31, 2006 are as follows:

	Operating	Capital
	Leases	Leases
	(dollars in thousands)
2007	$27,681	$316
2008	28,486	33
2009	26,014	—
2010	23,667	—
2011	21,570

Thereafter	149,145	—

	$276,563	349

Less amount representing interest expense		20

Future capital lease obligation		$329

Assets as of December 31, 2006 and December 25, 2005 recorded under capital leases are included in property and equipment, net are as follows:

	2006	2005
	(dollars in thousands)
Computer equipment	$293	$400
Security fencing	1,053	1,053

	1,346	1,453
Accumulated amortization	(461)	(362)

	$885	$1,091

Texas Flooding

On March 19, 2006, the Company’s Grand Prairie, Texas facility was flooded when the local utility opened reservoir flood gates causing the waters of Mountain Creek to spill over into the facility, resulting in water damage to the majority of vehicles on the property as well as interior office space. We have recorded an estimated loss of $3.5 million for the year ended December 31, 2006, which is comprised of an estimated $3.1 million in losses on vehicles impacted by the flood, $0.8 million for damaged interior office space, $0.6 million related to clean-up of the facility, and an offset of $1.0 million in proceeds from our insurance carrier, which were received in October 2006. The Company has resumed auctions at the facility. The $3.1 million loss related to the vehicles impacted by the flood is based on post-flood auction results, including the vehicle sale proceeds and revenue, less all related expenses. As of December 31, 2006, the Company had sold approximately 93% of the vehicles impacted by the flood, resulting in actual losses of $2.9 million. Future sales of remaining flood vehicles may differ from the Company’s initial estimates.

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

On August 25, 2006, the Company acquired Salvage Management of Syracuse located in Cicero, New York. On July 13, 2006, the Company acquired Lenders & Insurers with three facilities located in Des Moines, Cedar Falls, and Sioux City, Iowa. On June 29, 2006, the Company acquired Gardner’s Insurance Auto Auction located in Missoula, Montana, and acquired all of the outstanding shares of capital stock of Auto Disposal Systems, Inc., or ADS, an Ohio Corporation, headquartered in Dayton, Ohio. The ADS acquisition included seven locations in Cincinnati, Cleveland, Columbus, Dayton, and Lima, Ohio and Ashland, Kentucky and Buckhannon, West Virginia. The aggregate purchase price of all of these acquisitions is approximately $71.4 million. The Company has made preliminary estimates of its allocation of each purchase price. The purchase price of these acquisitions includes $2.6 million in accounts receivable, $0.6 million in inventory, $0.8 million in fixed assets, $2.8 million in prepaid expenses, $0.5 million in accounts payable and accrued expenses, $0.7 million in deferred tax liability, $22.1 million in supplier relationships with the remaining $43.9 million being composed of goodwill.
In the first and second quarter of 2006, the Company acquired Indiana Auto Storage Pool Co., Inc. located in Indianapolis, Indiana, Indiana Auto Storage Pool Co., Inc. located in South Bend, Indiana, and NW Penn Auction Sales/Warren County Salvage located in Erie, Pennsylvania. The aggregate purchase price of these acquisitions is $19.0 million, which is comprised of $1.0 million in accounts receivable, $0.3 million in inventory, and $8.9 million in supplier relationships and $8.2 million in goodwill.
In accordance with certain purchase agreements, additional consideration of up to $7.5 million may be paid over a 3-5 year period following the closing of certain acquisitions based upon the volume of units sold. Such additional consideration will be accrued in the period the Company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisitions.
The following table reflects the Company’s unaudited pro forma results as if the acquisitions occurred on December 26, 2005 (in thousands):

December 31,
2006
Revenue	$349,094
Income (loss) before taxes	(4,087)
Net income (loss)	(3,166)
The pro forma results reflect the incremental interest related to the new debt, changes in amortization and depreciation expense due to the change in basis of the underlying assets and their related remaining lives, and elimination of either selling, general and administrative expenses incurred by predecessor companies such as compensation of previous owners.

(13)	Proposed Merger with ADESA, Inc. (Unaudited)

On December 22, 2006, the Company announced it will combine with ADESA, Inc. as part of a transaction in which Kelso, Parthenon and other investors will purchase all of the common stock of ADESA, Inc. As part of the transaction, IAAI will be contributed to the surviving corporation in exchange for common stock simultaneously with the closing of the transaction with ADESA. The transaction would include a refinancing of the Company’s existing 11% Senior Notes due 2013 through commencement of a tender offer.

(14) Quarterly Financial Data (Unaudited)
Summarized unaudited financial data for 2006 and 2005 are as follows:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	Successor	Successor	Successor	Successor
	(dollars in thousands)
2006
Revenues	$92,601	$83,498	$78,304	$77,653
Earnings from operations	6,594	4,340	6,453	5,511
Net loss	(1,648)	(4,260)	(71)	(504)

	Fourth	Third	Second	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	Successor	Successor	Successor	Predecessor	Predecessor
	(dollars in thousands)
2005
Revenues	$69,906	$68,143	$22,361	$49,502	$70,943
Earnings (loss) from operations	4,609	6,511	(3,210)	(5,968)	8,551
Net earnings (loss)	(1,441)	507	(4,500)	(5,461)	5,021
(15) Supplemental Guarantor Information
The Company’s obligations related to its revolver, term-loan and the 11% senior subordinated notes are guaranteed jointly and severally by the Company’s direct and indirect present and future domestic restricted subsidiaries (the “Guarantors”). The following financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for domestic subsidiaries of the Company that are Guarantors (collectively, the “Guarantor Subsidiaries”). Separate financial statements for the Subsidiary Guarantors of the Company are not presented because the Company has determined that such financial statements would not be material to investors. The accounting policies of the parent company and the Subsidiary Guarantors are the same as those described for the Company in “Significant Items Affecting Comparability” in Note 2 and include recently adopted accounting pronouncements described in Note 2.

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(dollars in thousands)

	DECEMBER 31, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
ASSETS
Current assets:
Cash and cash equivalents	$5,425	$8,615	$—	$14,040
Accounts receivable, net	28,997	27,609	—	56,606
Inventories	9,464	9,690	—	19,154
Income taxes receivable	1,129	—	—	1,129
Deferred income taxes	11,690	—	—	11,690
Other current assets	5,726	1,424	—	7,150

Total current assets	62,431	47,338	—	109,769

Investment in and advances to subsidiaries, net	69,703	—	(69,703)	—
Property and equipment, net	42,735	37,415	—	80,150
Intangible assets, net	147,535	—	—	147,535
Goodwill	241,336	—	—	241,336
Other assets	8,756	917	—	9,673

	$572,496	$85,670	$(69,703)	$588,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,234	$6,283	$—	$37,517
Accrued liabilities	11,679	2,170	—	13,849
Accrued interest	5,487	—	—	5,487
Obligations under capital leases	297	—	—	297
Current installments of long-term debt	1,950	—	—	1,950

Total current liabilities	50,647	8,453	—	59,100

Deferred income taxes	36,127	—	—	36,127
Other liabilities	9,947	2,422	—	12,369
Obligations under capital leases	32	—	—	32
Long-term debt, excluding current installments	192,563	—	—	192,563
Senior notes	150,000	—	—	150,000
Investments by and advances from parent company, net	—	69,703	(69,703)	—

Total liabilities	439,316	80,578	(69,703)	450,191

Shareholders’ equity (deficit)	133,180	5,092	—	138,272

	$572,496	$85,670	$(69,703)	$588,463

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(dollars in thousands)

	DECEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
ASSETS
Current assets:
Cash and cash equivalents	$18,293	$7,589	$—	$25,882
Accounts receivable, net	27,037	19,883	—	46,920
Inventories	10,871	8,740	—	19,611
Income taxes receivable	2,732	—	—	2,732
Deferred income taxes	8,511	—	—	8,511
Other current assets	4,069	1,254	—	5,323

Total current assets	71,513	37,466	—	108,979

Investments in and advances to subsidiaries, net	80,280	—	(80,280)
Property and equipment, net	42,906	34,325	—	77,231
Intangible assets, net	126,378	—	—	126,378
Deferred taxes, non current	—	—	—	—
Goodwill	191,266	—	—	191,266
Other assets	10,246	760	—	11,006

	$522,589	$72,551	$(80,280)	$514,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,273	$5,749	$—	$38,022
Accrued liabilities	10,258	2,589	—	12,847
Accrued interest	4,598	—	—	4,598
Obligations under capital leases	367	—	—	367
Current installments of long-term debt	1,143	—	—	1,143

Total current liabilities	48,639	8,338	—	56,977

Deferred income taxes	37,582	—		37,582
Other liabilities	9,926	2,839	—	12,765
Obligations under capital leases	329	—	—	329
Long-term debt, excluding current installments	113,183	—	—	113,183
Senior notes	150,000	—	—	150,000
Investments by and advances from parent company, net	—	80,280	(80,280)	—

Total liabilities	359,659	91,457	(80,280)	370,836

Shareholders’ equity (deficit)	162,930	(18,906)	—	144,024

	$522,589	$72,551	$(80,280)	$514,860

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)

	DECEMBER 31, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND	CONSOLIDATED
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$144,331	$187,725	$—	$332,056
Cost of Sales	120,803	134,115	—	254,918

Gross margin	23,528	53,610	—	77,138

Operating expense:
Selling, general and administrative	17,314	33,388	—	50,702
(Loss) gain on sale of property and equipment	(17)	26	—	9
Loss related to flood	—	3,529	—	3,529

	17,297	36,943	—	54,240

Income from operations	6,231	16,667	—	22,898

Other (income) expense:
Interest expense	30,596	10,314	(10,314)	30,596
Loss on early extinguishment of debt	1,300	—	—	1,300
Other income	(10,315)	(459)	10,314	(460)

Income (loss) before income taxes	(15,350)	6,812	—	(8,538)

Income taxes	(3,775)	1,720	—	(2,055)

Net income (loss)	$(11,575)	$5,092	$—	$(6,483)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)

	FOR THE PERIOD MAY 25, 2005 TO DECEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$78,408	$82,694	$(692)	$160,410
Cost of Sales	63,433	59,912	(692)	122,653

Gross margin	14,975	22,782	—	37,757

Operating expense:
Selling, general and administrative	12,392	12,238	—	24,630
Loss (gain) on sale of property and equipment	70	127	—	197
Merger costs	5,021	—	—	5,021

	17,483	12,365	—	29,848

Income (loss) from operations	(2,508)	10,417	—	7,909

Other (income) expense:
Interest expense	15,021	3,343	(3,343)	15,021
Other income	(4,647)	958	3,343	(346)

Income (loss) before income taxes	(12,882)	6,116	—	(6,766)

Income taxes	(2,536)	1,204	—	(1,332)

Net income (loss)	$(10,346)	$4,912	$—	$(5,434)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)

	FOR THE PERIOD DECEMBER 27, 2004 TO MAY 24, 2005
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Revenues	$58,944	$62,601	$(1,100)	$120,445
Cost of Sales	46,358	41,936	(1,100)	87,194

Gross margin	12,586	20,665	—	33,251

Operating expense:
Selling, general and administrative	2,964	12,858	—	15,822
Loss on sale of property and equipment	(60)	(836)	—	(896)
Merger costs	15,741	—	—	15,741

	18,645	12,022	—	30,667

Income(loss) from operations	(6,059)	8,643	—	2,584

Other (income) expense:
Interest expense	567	2,634	(2,634)	567
Other income	(4,118)	(958)	2,634	(2,442)

Income(loss) before income taxes	(2,508)	6,967	—	4,459

Income taxes	2,008	2,891	—	4,899

Net income (loss)	$(4,516)	$4,076	$—	$(440)

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(dollars in thousands)

	DECEMBER 26, 2004
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL

Revenues	$117,906	$125,368	$(3,096)	$240,178
Cost of Sales	95,906	91,180	(3,096)	183,990

Gross margin	22,000	34,188	—	56,188

Operating expense:
Selling, general and administrative	11,567	23,411		34,978
Loss (gain) on sale of property and equipment	166	135	—	301

	11,733	23,546	—	35,279

Income from operations	10,267	10,642	—	20,909

Other (income) expense:
Interest expense	1,572	6,334	(6,334)	1,572
Other income	(6,038)	(363)	6,334	(67)

Income(loss) before taxes	14,733	4,671	—	19,404

Income tax (benefit) provision
Net income (loss)	5,420	1,719	—	7,139

	$9,313	$2,952	$—	$12,265

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	DECEMBER 31, 2006
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by operating activities	$6,351	$10,599	$—	$16,950

Cash flows from investing activities:
Capital expenditures	(7,906)	(9,614)	—	(17,520)
Payments made in connection with acquisitions, net of cash acquired	(91,134)	—	—	(91,134)
Proceeds from disposal of property and equipment	1,342	41	—	1,383

Net cash used in investing activities	(97,698)	(9,573)	—	(107,271)

Cash flows from financing activities:
Contributed capital	150	—	—	150
Payment of financing and other fees	(1,491)	—	—	(1,491)
Principal payments on long-term debt	(33,711)	—	—	(33,711)
Principal payments on capital leases	(367)	—	—	(367)
Issuance of term loan	113,898	—	—	113,898

Net cash (provided by) financing activities	78,479	—	—	78,479

Net increase (decrease) in cash	(12,868)	1,026	—	(11,842)
Cash at beginning of period	18,293	7,589	—	25,882

Cash at end of period	$5,425	$8,615	$—	$14,040

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE PERIOD MAY 25, 2005 TO DECEMBER 25, 2005
	SUCCESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by (used in) operating activities	$(15,483)	$5,847	$—	$(9,636)

Cash flows from investing activities:
Purchase of IAAI, Inc.	(356,753)	—	—	(356,753)
Capital expenditures	(3,943)	(6,000)	—	(9,943
Payments made in connection with acquisitions, net of cash acquired	(271)	—	—	(271)
Proceeds from disposal of property and equipment	1,022	466	—	1,488

Net cash used in investing activities	(359,945)	(5,534)	—	(365,479)

Cash flows from financing activities:
Contributed capital	143,805	—	—	143,805
Principal payments on long-term debt	(22,799)	—	—	(22,799)
Proceeds from financing and other fees	(13,586)	—	—	(13,586)
Principal payments on capital leases	(445)	—	—	(445)
Issuance of senior notes	150,000	—	—	150,000
Issuance of term loan	115,000	—	—	115,000

Net cash provided by financing activities	371,975	—	—	371,975

Net increase (decrease) in cash	(3,453)	313	—	(3,140)
Cash at beginning of period	21,746	7,276	—	29,022

Cash at end of period	$18,293	$7,589	$—	$25,882

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	FOR THE PERIOD DECEMBER 27, 2004 TO MAY 24, 2005
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by operating activities	$18,585	$5,014	$—	$23,599

Cash flows from investing activities:
Capital expenditures	(5,167)	(3,054)	—	(8,221)
Payments made in connection with acquisitions, net of cash acquired	(600)	—	—	(600)
Proceeds from disposal of property and equipment	191	1,200	—	1,391

Net cash used in investing activities	(5,576)	(1,854)	—	(7,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	905	—	—	905
Proceeds from short-term borrowings	3,000	—	—	3,000
Principal payments on long-term debt	(3,762)	—	—	(3,762)
Purchase of treasury stock	(1)	—	—	(1)
Principal payments on capital leases	(614)	—	—	(614)

Net cash used in financing activities	(472)	—	—	(472)

Net increase in cash	12,537	3,160	—	15,697
Cash at beginning of period	9,209	4,116	—	13,325

Cash at end of period	$21,746	$7,276	$—	$29,022

INSURANCE AUTO AUCTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	DECEMBER 26, 2004
	PREDECESSOR
			ELIMINATIONS
		GUARANTOR	AND
	PARENT	SUBSIDIARIES	ADJUSTMENTS	TOTAL
Net cash provided by operating activities	$22,706	$8,746	$—	$31,452
Cash flows from investing activities:
Capital expenditures	(21,822)	(6,895)	—	(28,717)
Payments made in connection with acquisitions, net of cash acquired	(1,912)	—	—	(1,912)
Proceeds from disposal of property and equipment	1,344	176	—	1,520

Net cash used in investing activities	(22,390)	(6,719)	—	(29,109)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,626	—	—	1,626
Proceeds from short-term borrowings	6,000	—	—	6,000
Principal payments on long-term debt	(7,547)	—	—	(7,547)
Purchase of treasury stock	(1,625)	—	—	(1,625)
Principal payments on capital leases	(2,958)	—	—	(2,958)

Net cash used in financing activities	(4,504)	—	—	(4,504)

Net increase/(decrease) in cash	(4,188)	2,027	—	(2,161)
Cash at beginning of period	13,397	2,089	—	15,486

Cash at end of period	$9,209	$4,116	$—	$13,325